Form 10-K
period 1993-12-31
ROCKEFELLER CENTER PROPERTIES INC
filed 1994-03-11
CIK 773652

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                               FORM  10-K


(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 1993
                                   or

[   ]    Transition  Report  Pursuant to  Section  13  or  15(d)  of  the
Securities Exchange Act of 1934
for the transition period from         to

Commission file number 1-8971

                   Rockefeller Center Properties, Inc.
         (Exact name of registrant as specified in its charter)

                 DELAWARE                    13-3280472
       (State or other jurisdiction       (I.R.S. Employer
                    of                   Identification No.)
             incorporation or
              organization)

       1270 Avenue of the Americas              10020
              New York, N.Y.                 (Zip Code)
          (Address of principal
            executive offices)


    Registrant's telephone number, including area code:  212-698-1440
       Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each
           Title of each class                 exchange
                                          on which registered
  Common stock, $.01 Par Value, all of
  one class                                    New York
  (38,260,704 shares outstanding as of      Stock Exchange
  March 8, 1994)*


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes  X       No

Indicate  by  check mark if disclosure of delinquent filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   [    ]

* The aggregate market value of Registrant's voting stock held by non-affiliates as of March 8, 1994, based on the closing price on the New York Stock Exchange composite tape on that date, was approximately $229,564,000.

                   Documents Incorporated by Reference

Registrant has incorporated in this Annual Report on Form 10-K the information required in Part III from its Proxy Statement, to be filed with the Securities and Exchange Commission in connection with its 1994 Annual Meeting of Stockholders.
                   ROCKEFELLER CENTER PROPERTIES, INC.

                            TABLE OF CONTENTS

Part I                                                    Page

   Item  1.      Business                                   1

   Item  2.      Properties                                 9

   Item  3.      Legal Proceedings                         10

   Item  4.      Submission of Matters to a Vote of
                 Security Holders                          10
Part II

   Item  5.      Market for the Registrant's Common
                 Equity                                    11
                 and Related Stockholder Matters
    Item 6.      Selected Financial Data                   11

    Item 7.      Management's Discussion and Analysis
                 of                                        11
                 Financial Condition and Results of
                 Operations
    Item 8.      Financial Statements and Supplementary    11
                 Data
    Item 9.      Changes in and Disagreements with
                 Accountants                               11
                 on Accounting and Financial Disclosure
Part III

    Item10.      Directors and Executive Officers
                 of the Registrant                         12

    Item11.      Executive Compensation                    12

    Item12.      Security Ownership of Certain
                 Beneficial Owners and Management          12

    Item13.      Certain Relationships and Related
                 Transactions                              12
Part IV

    Item14.      Exhibits, Financial Statement
                 Schedules                                 13
                 and Report on Form 8-K

Signatures                                                 17

                                   (i)
                   ROCKEFELLER CENTER PROPERTIES, INC.

                                 PART I

Item 1.  Business.

           Rockefeller Center Properties, Inc. (the "Company") was incorporated in Delaware on July 17, 1985. Its principal executive offices are located at 1270 Avenue of the Americas, New York, New York 10020, and
its telephone number is (212) 698-1440. The Company qualifies and has elected to be treated, for Federal income tax purposes, as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). On September 19, 1985, the Company issued 37,500,000 shares of common stock (the "Common Stock") in an initial public offering registered under the Securities Act of 1933 (the "Act"). Simultaneously with the offering of the Common Stock, the Company issued Current Coupon Convertible Debentures due 2000 and Zero Coupon Convertible Debentures due 2000 (collectively, the "Convertible Debentures"). Except as described under "Policies" and "Repurchase of Convertible Debentures", the Company expects to make no investments other than the Loan and the Equity Option described below and no other offerings of equity securities. In December 1993, 750,704 warrants were exercised and a like number of shares of Common Stock were issued as discussed in "Item 3, Legal Proceedings".

The Loan and the Equity Option.

          The net proceeds of the initial Common Stock offering and the offerings of Convertible Debentures were used by the Company to make a convertible, participating mortgage loan (the "Loan") to two partnerships (collectively, the "Borrower") which together own (except as described under "NBC Tenancy") most of the land and buildings known as Rockefeller Center. The partners of the Borrower are Rockefeller Group, Inc. ("RGI") and a wholly-owned subsidiary of RGI. The real property interests owned by the Borrower and included in the transaction (the "Property") are described below. The Loan, in the face amount of $1.3 billion, was made pursuant to a loan agreement between the Company and the Borrower, dated September 19, 1985 (as amended, the "Loan Agreement"), and is evidenced by two notes (collectively, as amended, the "Note"). The Note matures on December 31, 2007 and provides for both base interest ("Base Interest") and additional interest ("Additional Interest") through December 31, 2000 and for floating interest rates thereafter.

          The "Equity Conversion Date" is December 31, 2000 or, if an event of default under the Loan Agreement has occurred and is continuing, any earlier date specified by the Company. Base Interest is payable quarterly at stated annual interest rates ranging from 7.215% (for 1985 and 1986) to 8.43% (for the year 2000). For each year beginning with 1988 through 2000 in which Gross Revenues (as defined in the Note) of the Property exceed $312.5 million, Additional Interest would accrue in an amount equal to the sum of (i) 31.5% of such excess plus (ii) $42.95 million. If Additional Interest is earned by the Company, but cash is unavailable to the Borrower to pay it, then such Additional Interest would be deferred (without interest) until the Equity Conversion Date or such earlier time as cash became available. No Additional Interest has been earned by the Company through December 31, 1993 and whether or not the Company will earn Additional Interest will depend upon the ability of the Borrower to re-lease the approximately 1.76 million square feet (approximately 28.5% of all space at the Property) covered by leases expiring in 1994 at rates significantly above the rental rates obtained for new and renewal leases in 1993 (see "Leasing"). Based on present conditions in the Midtown Manhattan rental market, the Company does not currently expect that it will earn Additional Interest. As discussed in "NBC Tenancy", the method for computing the Additional Interest payable to the Company under the Loan has been amended so that the Additional Interest would not be reduced by reason of certain rights and privileges granted to National Broadcasting Company, Inc. ("NBC") in connection with the NBC transaction described under "NBC Tenancy".

          At the Company's option, the Loan is convertible on the Equity Conversion Date into a 71.5% general partnership interest (the "Equity Option") in the partnership (the "Partnership") which will then own the Property. RGI or a permitted successor will be the managing partner of the Partnership and will generally have the power to make business decisions for the Partnership without the consent of the other partners. The Partnership will terminate on September 30, 2169 unless previously dissolved pursuant to the terms of the agreement under which the Partnership will be formed (the "Partnership Agreement").

                                   -1-
           While the Loan is outstanding, the Company may transfer participations in the Loan (but not in the Equity Option), pledge interests in the Loan (subject to the Borrower's reasonable consent if interests representing more than 20% of the Loan are pledged during any 12-month period), and in certain limited circumstances transfer the Loan itself (including the right to exercise the Equity Option) subject to a right of first refusal in favor of the Borrower.

         RGI has indicated that, in its capacity as managing partner of the Partnership, it intends to refinance the Property if there is an exercise of the Equity Option and to distribute the proceeds of such refinancing to the partners, including the Company. The Partnership Agreement provides that the Company will have the right, subject to certain limitations, to require the Partnership to use its best efforts to refinance the Property and distribute to the Company an amount equal to the Company's percentage interest in the then fair market value of the Property (but in no event more than $4.5 billion or a lesser amount if the Loan has been partially prepaid). However, if such a distribution would exceed the Company's percentage interest of the refinancing proceeds, then the other partners may elect to purchase the Company's interest in the Partnership for an amount equal to what the Company would receive if the Property were sold for its fair market value and the Partnership dissolved.

The Mortgage.

         The Loan is secured by leasehold mortgages in the aggregate amount of approximately $44.8 million which were assigned to the Company, consolidated, spread and recorded as a first mortgage lien against the Property. In addition, the Loan is secured by an unrecorded mortgage (as amended, the "Mortgage") in the approximate amount of $1,255.2 million. Prior to its recordation, the Mortgage may be subordinate to the rights of other persons who acquire and perfect interests in the Property. The Company may elect to record the Mortgage at its own expense at any time. The Company may elect to record the Mortgage at the Borrower's expense only
(i) if a material adverse change occurs in the Property or the Borrower's financial or other condition or prospects or (ii) if liens in excess of $20 million are filed against the Property and are not discharged within five business days after notice from the Company or (iii) if an event of default occurs under the Loan Agreement or Mortgage. Recording the Mortgage would require payment of a mortgage recording tax, which at the current rate is approximately $35 million. If the Mortgage is to be recorded at the Borrower's expense, up to $40 million of the Credit Support Facilities (discussed below) will be available to enable the Company to pay this tax if the Borrower fails to do so. If the Equity Option has been exercised and the Mortgage has not been recorded at the expense of the Borrower, RGI will contribute to the Partnership an amount equal to the recording taxes saved by not initially recording the Mortgage.

The Credit Support Facilities.

          In accordance with the provisions of the Loan Agreement, the Borrower is required to maintain for the benefit of the Company credit support facilities ("Credit Support Facilities") to secure payment of (i) the amount by which Base Interest exceeds the net cash flow (as defined in the Loan Agreement) from the Property after reflecting required capital expenditures, (ii) up to $40 million with respect to the costs of recording the Mortgage and (iii) the unexpended portion of the cost of making certain required capital improvements to the Property. In April 1993, pursuant to agreements between the Borrower and the Company, the level at which such Credit Support Facilities must be maintained was increased to $200 million until December 31, 1994. On January 1, 1995, the level of the Credit Support Facilities will revert to the level originally required to be maintained as of such date under the Loan Agreement, which the Company expects will be not less than $90 million.

          Subject to certain conditions, the Loan Agreement requires the Borrower, throughout the term of the Loan, to maintain in effect Credit Support Facilities in the form of letters of credit issued by commercial banks whose letters of credit are rated AA or better by a nationally recognized rating agency (or a lower rating if satisfactory to the Company) and/or pledges of cash or specified investment-grade collateral having a fair market value equal to the required amount of the Credit Support Facilities. If the Borrower fails to provide Credit Support Facilities in the required amounts, or if the Company shall have accelerated the Loan, the Company may draw or apply the full amount of the Credit Support Facilities.

                                   -2-

The Property.

          Rockefeller Center is among the best-known commercial real estate complexes in the world, offering an architecturally renowned combination of office, retail and public space. Occupying most of the three blocks (approximately 12 acres) between 48th and 51st Streets and Fifth Avenue and Avenue of the Americas in midtown Manhattan, the Property includes 12 buildings, all but one of which were completed between 1932 and 1940, having approximately 6.2 million square feet of rentable office, retail, storage and studio space. The Borrower owns (except as described under "NBC Tenancy-The Property") the fee interest in the entire Property, excepting the land (which is owned by an unrelated party and leased to the Borrower through the year 2000 at an annual rent of $650,000) underlying a portion of the building at 600 Fifth Avenue. This lease (the "Church Lease") provides for three renewal periods of 21 years each at annual rents of 6%, 7% and 8%, respectively, of the value of the land (exclusive of improvements and unencumbered by the Church Lease) appraised for its highest and best use, determined at the beginning of each such renewal term. The Borrower's leasehold interest under the Church Lease is subordinate to any mortgage placed on the land, the principal amount of which does not exceed $750,000 and the aggregate payment of principal and interest on which does not exceed the fixed rent payable under the Church Lease. The Church Lease, however, contains a non-disturbance provision which provides that any foreclosure of a superior mortgage will not result in termination of the Church Lease so long as the tenant is not in default thereunder. If the opportunity to purchase the land underlying the Church Lease arises, RGI has agreed to allow the Company to participate with the Borrower in such purchase (if such opportunity arises during the term of the Loan) and to allow such opportunity to the Partnership (if such opportunity arises thereafter).

         Also included in the Property is Radio City Music Hall (the "Music Hall"), which has been leased by the Borrower to Radio City Music Hall Productions, Inc. ("RCMHP") at a nominal rent through December 31, 2000. RCMHP is a wholly-owned subsidiary of RGI. RCMHP is obligated under the lease to pay for the expenses of maintaining the interior of the Music Hall and the property taxes assessed against the portion of the building housing the Music Hall. The Borrower is responsible for the expenses of exterior maintenance. Following the initial term, RCMHP will have rights to renew the Music Hall lease for ten successive 15-year periods at fair market rents established at the beginning of each such period.

          The following table provides summary information furnished by the Borrower regarding the buildings included in the Property.

                                                    At December 31, 1993
                           Year       Number     Rentable area     Occupancy
Building                  opened        of        (sq.ft.)(1)      percentag
                                     stories                           e
GE                         1933       69           1,874,451         98.6%
NBC Studio                 1933       10             384,592        100.0
GE West                    1933       16             151,687        100.0
1270 Avenue of the
Americas (2)               1932       32             388,772         83.1
Associated Press           1938       16             400,277         98.1
International              1935       40           1,030,900         93.0
British Empire             1933        9             102,673         90.7
La Maison Francaise        1933        9             104,813         99.9
One Rockefeller Plaza      1937       35             471,538         85.4
Ten Rockefeller Plaza      1939       17             291,519         93.3
Paramount Publishing       1940
  and Addition             1955       21             600,519         93.3
600 Fifth Avenue           1952       29             355,296         92.9
Additional Property (3)    ----      ----             28,421        100.0
       Total                                       6,185,458         94.6%

[FN]

(1) Measured   in  accordance  with  the  standard  for  measurement
    promulgated by the New York Real Estate Board in 1968.
(2) Radio City Music Hall is included as part of this building but excluded from the rentable area and occupancy percentage data.
(3) Includes the underground concourse and lower plaza and includes the Lindy's and Hurley's restaurant buildings.
                                   -3-
          Rockefeller Center is one of the world's largest privately-owned business and entertainment complexes. In addition to the buildings described above, the Property contains a wide range of amenities including the Channel Gardens landscaped promenade, the lower plaza used as an ice skating rink during colder weather and otherwise for outdoor dining, a six-story 725-car parking garage and extensive off-street truck delivery areas, an underground retail and pedestrian concourse connecting all buildings and providing access to an on-site subway station, roof gardens and the Music Hall. Retail space within the Property includes approximately 200 shops and 35 restaurants. The murals and statuary which are an integral part of the Property include over one hundred major works by more than thirty artists, including the renowned sculpture "Prometheus". A private street, Rockefeller Plaza, parallels Fifth Avenue and the Avenue of the Americas and bisects the Property.

          Under the existing zoning regulations, there is allocable to the Property the right to develop up to approximately 2.0 million square feet of floor area in excess of the floor area presently constructed thereon. These excess development rights may be transferred to other properties or, with the approval of the New York City Landmarks Preservation Commission (the "Landmarks Commission"), used to construct additional floor area within the Property. The Borrower has reserved the right to transfer these rights. As part of the settlement of the Pruitt litigation, 100,000 square feet of these rights have been added to the Mortgage (see Item 3, Legal Proceedings). The Borrower has also reserved the right to transfer all of the Borrower's rights to the air space above the Music Hall, together with easements for support, operations and access.

         In April 1985, the Landmarks Commission granted landmark status to the exterior of all of the buildings in the Property. The Landmarks Commission has also designated as landmarks portions of the interiors of the GE and International Buildings and the interior of the Music Hall. As a result of these designations, alteration, demolition and reconstruction of the Property will under most circumstances be subject to approval of the Landmarks Commission.

          Appraisal Value. During 1993, the Company engaged Douglas Elliman Appraisal and Consulting Division ("Douglas Elliman"), an independent appraisal firm, to appraise the value assigned to the Property. Douglas Elliman, in a report dated February 15, 1994, concluded that, as of December 31, 1993, the value assigned to the various fee and leasehold interests comprising the Property, subject to existing leases, was $1.15 billion, a decrease of $50 million from the value assigned in an appraisal conducted as of December 31, 1992. A copy of the 1993 appraisal has been filed as an exhibit to the Company's Current Report on Form 8-K filed on February 22, 1994 and a copy of the 1992 appraisal was filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

          Appraisals are only estimates of value and should not be relied upon as a measure of realizable value, for the current market value of a property is not indicative of the value such property may have at any time in the future. Future value will depend on a variety of factors, including the economic success of the property, the impact of inflation on property values, local competitive conditions, prevailing interest rates and general economic circumstances.

          The Property will be reappraised annually by an independent appraisal firm and the results will be furnished to the Company's stockholders.

          Capital Improvement Program. In connection with the making of the Loan, independent consulting firms conducted structural, mechanical, systems and engineering analyses of the Property. Their reports (collectively, the "Engineering Reports") indicated that the Property was in generally good condition and recommended a program of capital improvements over the term of the Loan. The Borrower agreed to make all of the improvements recommended in the Engineering Reports as well as other major capital improvements to the Property. At the time of the Company's initial public offerings, the Borrower projected for its capital improvement program an aggregate expenditure (after adjusting for inflation) of approximately $260 million for the period from 1985 through the year 2000, which amount substantially exceeds the cost of the capital improvements recommended in the Engineering Reports ($197.6 million). On a cumulative basis since the inception of the Loan and through December 31, 1993, the Borrower has spent $209 million in connection with the capital improvements required in the Engineering Reports (including $45.9 million of expenditures in excess of the amounts recommended for certain projects) and an additional $95 million for other capital improvements.

                                   -4-
          In 1993, 1992 and 1991, the Borrower spent approximately $27 million, $25 million and $42 million, respectively, under its capital improvement program. Progress continued on elevator replacements and upgrades, roof repairs, and fire safety systems. During 1993, work began on the renovation of the lobby of the Paramount Publishing Building and emergency power systems.

         NBC Tenancy. In December 1988, the Borrower and NBC signed lease agreements extending NBC's lease at Rockefeller Center. NBC currently leases approximately 1.2 million square feet of space in three interconnected Rockefeller Center buildings (the GE Building, the Studio Building and the GE West Building) and will continue to occupy its space through September 1997 under the terms of its lease existing prior to the extension.

         NBC's lease has been extended through the year 2022. In addition, NBC has options for three successive ten-year renewal periods after 2022 and has rights to lease certain additional space. The lease agreement calls for NBC to pay rent on a "net" basis, that is, without including amounts normally payable with regard to real estate taxes and certain operating expenses, which NBC would pay directly. The method for computing the Additional Interest payable to the Company under the Loan has been amended so that the Additional Interest would not be reduced by reason of certain rights and privileges granted to NBC in connection with the NBC transaction.

         Pursuant to an agreement dated as of March 12, 1993, RCP and NBC terminated NBC's option to purchase the GE West and Studio Buildings in 2022.

          The transaction has been structured to accommodate arrangements made between the New York City Industrial Agency ("IDA") and NBC for certain financial assistance in connection with the project. Accordingly, the three interconnected buildings have been made into a condominium and the NBC-occupied areas were conveyed to IDA subject to the Loan and the NBC lease. These areas were then leased back to the Borrower at nominal rents and then subleased to NBC under the terms of the lease. If NBC exercises any of its rights to lease additional space, the condominium units in which the additional space is located will be similarly conveyed to IDA, leased back to the Borrower and subleased to NBC. Upon the expiration of the period of IDA benefits, ownership of the IDA owned units will revert to the Borrower. IDA ownership of the condominium units occupied by NBC is a technical structuring required to effectuate the transaction and has no adverse economic effect upon the Borrower or the Company.

          Leasing. The average annual office rent (base rent plus escalations) at the Property at December 31, 1993 was $34.40 per square foot, while 1993 leases for office space in the Property have been signed and have taken effect at average net effective rents of $31.54 per square foot and with lease terms which generally range from 5 to 15 years. These rents are comparable with current midtown Manhattan asking market rents for office buildings. See "Competitive Market".

          Recent leases for space in the Property typically provide for proportionate pass-throughs of 100% to 110% of increases in certain operating expenses and 100% of increases in real estate taxes and electricity recoveries at the wholesale rate plus a 9% administrative charge.

          For lease expiration information for the Property, see Results of Operations - The Property.

                                   -5-
          At December 31, 1993, the occupancy rate for the Property was approximately 94.6%. The following table shows the historical occupancy rates, average annual rent per square foot (base rent plus escalations) and average net effective new and renewal rates for all leases (office, retail and storage) at the Property for the past thirteen years. While the average net effective rental rates for new and renewal space were generally consistent with those prevailing in the midtown Manhattan market during this period, the Property's occupancy rates were higher.

                                                   Average net
                  Occupancy    Average annual    effective rent
        Year      percentage        rent         per sq. ft. for
                               per sq.ft. for    new and renewal
                                 all leases          leases
        1981        99.5%          $16.84            $32.44
        1982        99.4            20.28             17.19*
        1983        98.6            21.36             37.12
        1984        98.3            23.37             41.98
        1985        98.0            27.05             43.42
        1986        98.3            28.53             40.65
        1987        98.2            29.34             42.70
        1988        98.4            30.98             42.04
        1989        96.2            31.99             45.82
        1990        95.7            33.98             43.43
        1991        95.9            34.57             41.34
        1992        94.0            33.47             33.76
        1993        94.6            32.97             35.93

[FN]
     *Includes a substantial amount of space leased to NBC and RCA at below market rates on exercise of renewal options.

         Competitive Market. The information set forth in this section is based upon data supplied by Cushman & Wakefield, Inc. ("C&W") and publicly available sources. The statements with respect to real estate markets and market trends made in this section and elsewhere in this Report are based upon the conclusions of C&W as experts. C&W is an affiliate of RGI.

          New York City is the largest office real estate market in the United States. Its central business district has two primary concentrations, midtown and downtown Manhattan. The Property is located in Manhattan's midtown office market. The midtown market comprises approximately 250 million square feet of rentable office space, of which 174 million square feet of existing space is considered prime. The market principally serves corporate headquarters and financial, legal, communications, advertising and other service firms, as well as foreign businesses and governments, for which prestige, central location and amenities are factors justifying the higher rental rates charged for prime office space.

          The midtown Manhattan office space market has historically been cyclical. Following a low point in 1975, the market rebounded sharply at the end of the decade because of the low level of new construction and improvement in the local and national economies. During the period 1975-1979, vacancies decreased sharply from approximately 15% to approximately 2% and average asking rents doubled to approximately $20.50 per square foot at the start of 1980. By 1985, rents had reached $38 per square foot, and vacancies had risen to over 9%. An unprecedented amount of new construction accounted for over 18 million square feet added to the market from 1986 to 1991. The level of new construction activity has since decreased, with 2.5 million square feet and 210,616 square feet added in 1992 and 1993, respectively. For prime space, vacancy levels reached 17.2% and average asking rents topped $40 per square foot in 1990; by December 1993, the vacancy rate had decreased to 15.5%, while average asking rents softened to $33.17 per square foot.

         The Property competes with a large number of existing prime office properties in the midtown Manhattan market, including other buildings in which RGI has an interest. RGI and its affiliates have ownership interests in and manage (or, in the case of two buildings, manage without having an ownership interest) the four other buildings which are a part of the entire Rockefeller Center complex but are not included in the Property. One of these four buildings, Time & Life Building, is primarily occupied under a long-term lease and in recent years has had little or no vacant space; the McGraw-Hill Building, 1251 Avenue of the Americas and 1211 Avenue of the Americas Buildings had vacancy levels which ranged from 14.4% to 1% at

                                   -6-
December 31, 1993. Rockefeller Center Management Corporation ("RCMC"), a wholly-owned subsidiary of RGI, performs services for these buildings and C&W performs services for other office buildings. Depending on the nature of their interests in these other properties, RGI and its affiliates might have an incentive to favor them. In addition, RGI owns property adjacent to the 1251 Avenue of the Americas Building, on which it may construct a building (which would be an addition to the Rockefeller Center complex, but which would not be included in the Property) of up to 1.5 million rentable square feet. RGI and the Borrower have agreed, however, that RCMC, or any successor or replacement management company which is an affiliate of the Borrower, will not favor the leasing of other buildings over the Property. The Borrower makes periodic reports to the Company regarding space leased in buildings other than those included in the Property in which RGI and its affiliates have ownership interests.

          The Property will be subject to competition in the future from continuing new office construction in midtown Manhattan. As of December 31, 1993, 752,000 square feet of additional rentable space was under construction in the midtown market. RGI might in the future (including by use of the development rights and air rights excluded from the Property) build, acquire or expand, and RCMC or C&W might perform leasing and management services for other properties in the midtown market.

          Within the midtown market, certain high quality office buildings have historically achieved above-average rents and rent rate stability due to various factors including their location, amenities and name recognition. Change in local, national and international economic conditions will continue to affect the midtown Manhattan office space market, so it is anticipated that there will be fluctuations of both occupancy levels and rental rates.

         Real Estate Taxes. The targeted and actual assessed valuation of the Property and the real estate taxes payable by the Property are set forth in the following schedule for the fiscal year periods encompassing the years ended December 31, 1990, 1991, 1992 and 1993. Increases in targeted assessed valuation are required to be phased-in over a five-year period commencing with the fiscal year for which it is first increased.

          Accordingly, the actual assessed valuation for any given fiscal year is the result of layers of phased-in increases. The Borrower has filed appeals for reduction of targeted assessed valuation with the Tax Commission of the City of New York for the fiscal years 1989/90, 1990/91, 1991/92, 1992/93 and 1993/94.

                          ($ in millions)
Fiscal Year          Targeted         Actual        Real Estate
July 1-June 30       Assessed        Assessed          Taxes
                   Valuation(1)    Valuation(1)      Payable(1)
1990/91             $450.7(2)       $401.5(2)        $40.2(2)
1991/92             $430.8(2)       $413.8(2)        $44.0(2)
1992/93             $433.5(2)       $432.8(2)        $46.3(2)
1993/94             $393.9(2)       $393.8(2)        $42.2(2)

[FN]
(1) Excludes  amounts  applicable to Radio City  Music  Hall.   Real
    estate taxes assessed against the Music Hall portions of the Property are not charged to the Property.

(2) Excludes amounts applicable to the NBC space, see "NBC  Tenancy-
    The Property".

          Property Management. The Borrower has entered into a Management and Rental Agreement, dated as of September 1, 1985 (the "Property Management Agreement"), engaging RCMC to manage the Property and appointing RCMC as the Borrower's exclusive rental agent for the Property. RCMC was organized by RGI in 1973 to manage Rockefeller Center and has 1,012 employees. RCMC's duties include, among other things, the management of the Property and the supervision of its maintenance, repair, alteration and operation and the preparation of operating and capital improvement budgets. As exclusive rental agent, RCMC is required to use reasonable efforts to keep the Property at all times fully rented. RCMC has agreed not to favor the leasing of other buildings managed by RCMC over the Property. The Property Management Agreement will expire on the Equity Conversion Date, unless terminated prior to such date, and thereafter may be renewed by agreement of the Borrower and RCMC for successive three-year periods. During the 15-year

                                   -7-
term of the Property Management Agreement, RCMC will be reimbursed for Property operating costs and will be paid a fee at the initial rate of approximately $1.8 million (or $.30 per square foot of rentable area) escalating as of each December 1st thereafter (commencing December 1, 1986) with the Consumer Price Index. RCMC's fee for the period December 1, 1993 through November 30, 1994 will be approximately $2.6 million. RCMC also receives leasing commissions for rental services payable at rates and in accordance with terms set forth in the Property Management Agreement.

Repurchase of Convertible Debentures.

          Between 1987 and 1992, the Company repurchased and retired a portion of its Convertible Debentures and financed these repurchases with unsecured short term non-convertible borrowings. The Company and the four banks which comprise the lending syndicate for the letter of credit originally scheduled to expire in May 1993 agreed that the banks would extend this facility, subject to regularly scheduled reductions until December 15, 1994 (See Note 5-Debt, page F-10). In connection therewith the Company has agreed, among other things, that during the term of this facility it will not repurchase any of its Convertible Debentures.

          At December 31, 1993, Current Coupon and Zero Coupon Convertible Debentures with face values of $121,830,000 and $366,065,000, respectively, had been cumulatively repurchased at an aggregate cost of $217,295,000. At December 31, 1993, commercial paper in the face amount of $247,650,000 had been issued by the Company. The funds from these borrowings were used by the Company to finance the repurchases of its Convertible Debentures and for other general corporate purposes. These borrowings, at various rates, create current interest payment obligations in lieu of non-cash interest accrual related to the repurchased Zero Coupon Convertible Debentures. The Company has entered into interest rate swap agreements in order to establish fixed rates of interest payable on the majority of borrowings under the Company's commercial paper program.

The Administrator.

          Pursuant to an Administrative Services Agreement, dated September 11, 1985, Cushman & Wakefield Realty Advisors, Inc. ("C&W Realty"), a subsidiary of C&W, performed until June 2, 1993, certain administrative and other services for the Company. Such services included, among other things, managing the day-to-day operations and affairs of the Company, monitoring the Borrower's compliance with the provisions of the Loan
Agreement, the Note, the Mortgage and related documents, managing the Company's short-term investments, maintaining compliance with all pertinent local, state and federal laws, and providing administrative, record-keeping, accounting and secretarial services for the Company. The Administrative Services Agreement was terminated by the Company as of June 2, 1993. As of June 3, 1993, all of the aforementioned administrative duties are performed by the three officers and four employees of the Company.

Income Tax Matters.

          The Company qualifies and has elected to be treated as a REIT under the Code, commencing with its taxable year ending December 31, 1985.

          The election to be a REIT continues unless terminated or revoked. In brief, if the Code requirements for qualification as a REIT continue to be met, the Company (which would otherwise be subject to taxation as a corporation) is, with limited exceptions, not taxed at the corporate level on taxable income that is currently distributed to its stockholders. In any taxable year for which the Company would not qualify as a REIT, the Company would be subject to Federal income tax as an ordinary corporation without any deduction for distributions to stockholders, and generally would not be eligible again to elect REIT status for four years following the year in which such qualification is lost. To the extent that the Company would as a consequence be subject to significant tax liability for any such year, the amount of cash available for satisfaction of its liabilities and distribution to its stockholders would be reduced or eliminated and the Company could be required to borrow to pay such liabilities and make such distributions.

          The Company must meet and maintain certain requirements in order to qualify as a REIT. These requirements relate principally to the Company's organizational structure, the nature of its assets, the sources of its income, and the distribution of its income to its stockholders.

                                   -8-
         The statutory provisions relating to REIT qualification are highly technical and complex. While management of the Company believes that the Company will continue to remain qualified as a REIT, no assurance of continuing qualification can be given.

Policies.
          Business Activity. The Company's Certificate of Incorporation precludes it from engaging in any business other than as lender under the Loan Agreement and holding the Equity Option and activities related thereto. The provision to this effect in the Certificate of Incorporation may be amended only by the holders of at least 80% of the Common Stock entitled to vote thereon.

          Distributions from Operations. The Company intends to make four distributions annually to its stockholders during the months of April, July, October and December. To the extent that such distributions exceed annual net income as computed for tax purposes, the excess will be treated as a return of capital.

          The Company also has made and intends to continue to make sufficient distributions to meet the requirements for being treated as a REIT for federal income tax purposes. Since the applicable distribution requirements are calculated after inclusion of certain non-cash income and deduction of certain non-cash charges, including amortization of original issue discount in connection with the Convertible Debentures, distributions by the Company may exceed such distribution requirements. However, as discussed in Note 5 (See page F-10), the Company has agreed that so long as the letter of credit facility expiring on December 15, 1994 is outstanding, distributions will be limited to the higher of $1.00 per share or 95% of annual net income as computed for tax purposes. Also, the Company has stated that its policy with respect to future dividends is to limit such dividends to the level required to maintain REIT status while using excess cash to reduce debt.

          Investments.    The Company may make investments which  will  not
result in the Company's being disqualified as a REIT.

          Dilution. Other than issuances of shares of Common Stock on conversion of the Convertible Debentures or in connection with any debt refinancing, the Company does not intend to issue any additional capital stock or any rights, warrants or options to purchase any additional Common Stock.

          Borrowings. The Company may borrow, on an unsecured basis or on a secured basis, to participate in the development of certain improvements at the Property, refinance debt including the debt represented by the Convertible Debentures, make any distributions to stockholders (including distributions to stockholders in order to maintain its qualification as a
REIT), obtain working capital, and pay any taxes which might become due if the Company failed to qualify as a REIT or repurchase its securities.

          Other Activities and Investments. It is the policy of the Company not to (i) invest in the securities of other issuers for the purpose of exercising control, (ii) underwrite securities of other issuers, or (iii) offer securities in exchange for property.

Investment by Mitsubishi Estate Company, Limited in RGI.

         In 1990, Mitsubishi Estate Company, Limited acquired a controlling interest in the outstanding stock of RGI. RGI, through affiliate partnerships, is the equity owner of Rockefeller Center. RCPI has no interest in RGI and this change in the ownership of RGI has no effect on RCPI's rights under its mortgage on Rockefeller Center.

Item 2.  Properties.

          None. The principal assets of the Company are the mortgage loan receivable secured by the Property and the Equity Option described in Item
1. Business above.

                                   -9-
Item 3.  Legal Proceedings.

          On February 23, 1993 the judge before whom the Pruitt litigation described in Note 9 to the Company's 1993 audited financial statements was pending signed a Final Order and Judgment (the "Final Order and Judgment") approving the terms of a Stipulation and Agreement of Settlement dated as of May 31, 1992, as supplemented (the "Settlement Agreement"), which would settle this litigation.

          Under the terms of the Settlement Agreement, the collateral provided to the Company by the Borrower to secure certain obligations of the Borrower was increased from $126 million to $200 million subject to reduction. (Pursuant to a separate agreement between the Company and the Borrower the amount of such collateral will be maintained at the level of $200 million until December 31, 1994.) The Settlement Agreement also called for 100,000 square feet of development rights associated with Rockefeller Center to be added to the mortgage.

          In accordance with the terms of the Settlement Agreement, on November 3, 1993 the Company issued warrants to purchase 3,000,098 shares of the Company's common stock to persons eligible under provisions of the Settlement Agreement. The warrants were exercisable during the 30-day period ending December 3, 1993 at an exercise price of $7.00 per share of common stock. A total of 750,704 warrants were exercised and a like number of shares of Common Stock were issued. During the year ended December 31, 1993, the Company received $5,086,000 in proceeds from the issuance of common stock. At December 31, 1993 the Company had 38,260,704 shares of Common Stock outstanding.

          Other than the action described above, the Company is not a party to any material legal proceeding or environmental litigation, nor is it aware of any such proceeding or litigation pending or threatened against it.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                  -10-

                                  PART II


Item 5.  Market  for  Registrant's  Common Equity and  Related  Stockholder
         Matters.

          The principal market for the Company's Common Stock is the New York Stock Exchange. For quarterly price information with respect to the Company's Common Stock for the two years ended December 31, 1993, see
"Quarterly Stock Information" at page F-26 herein, which information is incorporated herein by reference.

         As of February 17, 1994, there were 13,118 stockholders of record.

         For information on the frequency and amount of dividends paid with respect to the Company's Common Stock during the two years ended December 31, 1993, see Note 7 "Income Taxes and Distributions" at page F-12 herein, which information is incorporated herein by reference.


Item 6.  Selected Financial Data.

          Selected financial information of the Company for the five years ended December 31, 1993 is set forth at page F-17 herein and is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

           The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-18 through F-25 herein is incorporated herein by reference.



Item 8.  Financial Statements and Supplementary Data.

         The financial statements and supplementary data of the Company and the report of independent auditors thereon are set forth at pages F-2 through F-16 herein and are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                   -11-


                                 PART III


Item 10. Directors and Executive Officers of the Registrant.

          The information required by this item is hereby incorporated by reference from the Company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders (to be filed).


Item 11. Executive Compensation.

          The information required by this item is hereby incorporated by reference from the Company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders (to be filed).


Item 12. Security Ownership of Certain Beneficial Owners and Management.

          The information required by this item is hereby incorporated by reference from the Company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders (to be filed).


Item 13. Certain Relationships and Related Transactions.

          The information required by this item is hereby incorporated by reference from the Company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders (to be filed).

                                   -12-
                                  PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)  Documents Filed as Part of the Report.

         1.   Financial Statements and Report of Independent Auditors.

              A. Registrant-See Item 8.

              B. Rockefeller Center Properties and RCP Associates.

                 (1) Combined Statements of Operations for the years ended December 31, 1993, 1992 and 1991.

                 (2)  Notes to Combined Statements of Operations.

                 (3)  Report of Independent Auditors.

         2.   Financial Statement Schedule.

              A. Registrant-Schedule  I  -  Marketable Securities

              B. Other  schedules have not  been  included
                 since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

         3.   Exhibits.

         Documents Incorporated by Reference:

          (4.1) Indenture dated as of September 15, 1985 between the registrant and Manufacturers Hanover Trust Company, as Trustee (the "Trustee"), including the forms of Current Coupon Convertible Debenture, Zero Coupon Convertible Debenture and Floating Rate Note, is incorporated by reference to Exhibit 4 to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

         (4.2) First Supplemental Indenture dated as of December 15, 1985 between the registrant and the Trustee, is incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

         (4.3) Form of definitive share certificate for Common Stock, is incorporated by reference to Exhibit 4.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

         (4.4) Restated Certificate of Incorporation of the registrant, as amended June 15, 1988, is incorporated by reference to
                 Exhibit 3.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

         (10.1) Loan Agreement dated as of September 19, 1985 among the registrant, RCP Associates ("Associates") and Rockefeller Center Properties ("RCP"), is incorporated by reference to
                 Exhibit 19.1 to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

                                   -13-
         (10.4) Consolidated Mortgage Note of Associates and RCP dated September 19, 1985, is incorporated by reference to
                 Exhibit 19.4 to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

         (10.5) Mortgage Note of Associates and RCP dated September 19, 1985, is incorporated by reference to Exhibit 19.5 to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

         (10.8) Letter Agreement dated September 12, 1985 among Rockefeller Group, Inc. ("RGI"), Radio City Music Hall Productions, Inc. ("RCMHP"), the registrant, Goldman, Sachs & Co. and Shearson Lehman Brothers Inc., as representatives of the several Underwriters with respect to the registrant's Common Stock, and Goldman Sachs International Corp. and certain other Representatives, as representatives of the several Underwriters with respect to the registrant's Convertible Debentures, is incorporated by reference to Exhibit 19.8 to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

         (10.9) Management and Rental Agreement dated as of September 1, 1985 among RCP, Associates and Rockefeller Center Management Corporation, is incorporated by reference to
                 Exhibit 19.9 to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

         (10.10) Administrative Services Agreement dated September 11, 1985 between the registrant and Cushman & Wakefield Realty Advisors, Inc., is incorporated by reference to Exhibit
                 19.10 to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

         (10.11) Form of Amended and Restated Partnership Agreement of RCP among RGI, RCMHP and the registrant, is incorporated by reference to Exhibit 19.11 to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

         (10.12) Form   of   Amended  and  Restated  Agreement  of  Limited
                 Partnership of Associates among RGI, RCMHP and the registrant, is incorporated by reference to Exhibit 19.12 to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

         (10.13) Dividend   Reinvestment   Plan  of   the   registrant,   is
                 incorporated  by  reference  to  Exhibit  10.14   to   the
                 registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

         (10.14) Amended  and  Restated Consolidated Mortgage and  Security
                 Agreement, dated as of December 1, 1988 among Associates, RCP and the registrant, is incorporated by reference to
                 Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

         (10.15) Amended  and  Restated  Mortgage and  Security  Agreement,
                 dated as of December 1, 1988 among Associates, RCP and the registrant, is incorporated by reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

         (10.16) Amended and Restated Assignment of Rents, dated as of December 1, 1988 among Associates, RCP and the registrant, is incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

         (10.17) Amended and Restated Purchase Option, dated as of December
                 1, 1988 among Associates, RCP and the registrant, is incorporated by reference to Exhibit 10.18 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

                                   -14-
         (10.18) Consent and Agreement, dated as of December 1, 1988  among
                 Associates, RCP and the registrant, is incorporated by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

         (10.19) Credit  Agreement  dated  as of May  22,  1990  among  the registrant, certain banks and Credit Suisse, New York Branch, as issuer of the letter of credit and as agent, is incorporated by reference to Exhibit 28.1 to the registrant's  Current Report on Form  8-K  dated  May  22,
                 1990.

         (10.20) Credit Agreement dated as of July 20, 1990 among the registrant, certain banks and The Dai-Ichi Kangyo Bank, Limited, New York Branch, as issuer of the letter of credit and as agent, is incorporated by reference to
                 Exhibit 19.1 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30,1990.

         (10.21) Second Amendment dated April 6, 1993 to the Loan Agreement is incorporated by reference to Exhibit 10.22 to the registrant's Current Report on Form 8-K dated April 23, 1993.

         (10.22) Third Amendment dated April 6, 1993 to the Loan Agreement is incorporated by reference to Exhibit 10.23 to the registrant's Current Report on Form 8-K dated April 23, 1993.

         (10.23) Amendment to Amended and Restated Consolidated Mortgage dated as of April 6, 1993 by the Borrowers to the Company is incorporated by reference to Exhibit 10.24 to the registrant's Current Report on Form 8-K dated April 23, 1993.

         (10.24) Amendment  to Amended and Restated Mortgage  dated  as  of
                 April 6, 1993 by the Borrowers to the Company is incorporated by reference to Exhibit 10.25 to the registrant's  Curent Report on Form 8-K  dated  April  23,
                 1993.

         (10.25) Amendment to Amended and Restated Purchase Option dated as of April 6, 1993 by the Borrowers to the Company is incorporated by reference to Exhibit 10.26 to the registrant's  Current Report on Form 8-K dated  April  23,
                 1993.

         (10.26) Amendment to Amended and Restated Assignment of Rents dated as of April 6, 1993 by the Borrowers to the Company is incorporated by reference to Exhibit 10.27 to the registrant's Current Report on Form 8-K dated April 23, 1993.

         (10.27) Letter  of  Credit dated April 8, 1993 from The Mitsubishi
                 Bank, Limited to the Company is incorporated by reference to Exhibit 10.28 to the registrant's Curent Report on Form 8-K dated April 23, 1993.

         (10.28) Letter  of  Credit dated April 8, 1993 from The Mitsubishi
                 Trust and Banking Corporation, New York Branch, to the Company, as beneficiary is incorporated by reference to
                 Exhibit 10.29 to the registrant's Current Report on Form 8-K dated April 23, 1993.

         (10.29) First  Amendment  dated as of April  27,  1993  among  the
                 Company, Credit Suise, New York Branch, as agent and issuer of the letter of credit and the banks party to the Credit Agreement dated as of May 22, 1990 is incorporated by reference to Exhibit 10.30 to the registrant's Current Report on Form 8-K dated April 23, 1993.

         (10.30) Letter  of Credit dated April 27, 1993 from Credit Suisse,
                 New York Branch, to Dai-Ichi Kangyo Trust Company, as beneficiary is incorporated by reference to Exhibit 10.31 to the restrant's Current Report on Form 8-K dated April 23, 1993.

         (10.31) Letter  Agreement  dated April 22, 1993  between  Chemical
                 Bank  and  the  Company is incorporated  by  reference  to
                 Exhibit 10.32 to the registrant's Current Report on Form 8-K dated April 23, 1993.

                                   -15-
         (10.32) Letter  Agreement  dated February  17,  1994  between  the
                 Company and RGI concerning temporary relinquishment by RGI of its right to nominate 40% of the Company's Board of Directors is incorporated by reference to Exhibit 10.33 to the registrant's Current Report on Form 8-K dated February 22, 1994.

         (28.10) Report   by   Douglas  Elliman  Appraisal  and  Consulting
                 Division dated as of December 31, 1993 is incorporated by reference to Exhibit 28.10 to the registrant's Current Report on Form 8-K dated February 22, 1994.

         Exhibits submitted herewith:

         (4.21) Instrument of Resignation, Appointment and Acceptance dated as of December 1, 1993 among the Registrant,
                 Chemical Bank, successor by merger to Manufacturers Hanover Trust Company, and United States Trust Company of New York.

         (4.5) By-laws of the registrant, as amended through March 8, 1994.

         (10.33) Fourth  Amendment  dated February 22,  1994  to  the  Loan
                 Agreement.



         (b)     Reports on Form 8-K.

                A report on Form 8-K was filed on October 27, 1993 reporting events under Item 7 of Form 8-K.

                                   -16-

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROCKEFELLER CENTER PROPERTIES, INC.



                                       /s/RICHARD M. SCARLATA
                                       Richard M. Scarlata
                                       Senior   Vice   President--Finance   &
                                       Administration
                                       (Principal   Financial   Officer   and
                                       Principal
                                       Accounting Officer)

Date:  March 11, 1994

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       /s/EDWARD P. FONTAINE
                                       Edward P. Fontaine
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

                                       /s/CLAUDE M. BALLARD, JR.
                                       Claude M. Ballard, Jr.
                                       Director and Chairman of the Board

                                       /s/BENJAMIN D. HOLLOWAY
                                       Benjamin D. Holloway
                                       Director

                                       /s/PETER D. LINNEMAN
                                       Peter D. Linneman
                                       Director

                                       /s/WILLIAM F. MURDOCH, JR.
                                       William F. Murdoch, Jr.
                                       Director

                                       /s/PETER G. PETERSON
                                       Peter G. Peterson
                                       Director


Date:  March 11, 1994

                                   -17-

             ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                     COMBINED STATEMENTS OF OPERATIONS

               Years ended December 31, 1993, 1992 and 1991

                              (In thousands)



                              1993         1992       1991
Rental revenue:
  Fixed and percentage        $152,187     $153,492   $153,273
  Operating and real estate
     tax escalations            55,643       57,029     57,224

    Total rental revenue       207,830      210,521    210,497

Sales of services               18,767       18,479     19,700

    Gross revenues             226,597      229,000    230,197

Operating expenses:
  Real estate taxes             44,336       44,481     42,725
  Maintenance and engineering   33,657       30,509     30,037
  Other operating expenses      26,026       25,208     24,997
  Utilities                     16,553       16,360     16,092
  Cost of service sales         13,919       14,884     15,262
  General and administrative     5,871        6,231      4,285
  Management fees                2,579        2,491      2,402
  Ground rent                      694          700        668

                               143,635      140,864    136,468

Operating income before
  interest, depreciation and
  amortization                  82,962       88,136     93,729

Interest expense               114,599      114,040    114,481

Depreciation and amortization   21,821       19,834     17,137

    Net loss                  ($53,458)    ($45,738)  ($37,889)

[FN]
                          See accompanying notes.

             ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                NOTES TO COMBINED STATEMENTS OF OPERATIONS

               Years ended December 31, 1993, 1992 and 1991


1. Basis of Presentation

   The accompanying combined statements of operations include the accounts of two partnerships, Rockefeller Center Properties (RCP) and RCP Associates (Associates) (collectively, the Partnerships), in which Rockefeller Group, Inc. (RGI) and one of its subsidiaries, Radio City Music Hall Productions, Inc. (RCMHPI), are the sole partners (the Partners). The Partnerships together own the real property interests constituting most of the land and buildings known as Rockefeller Center (the Property). Transactions between the Partnerships have been eliminated in the accompanying combined statements of operations.

2. Summary of Significant Accounting Policies

   Depreciation and Amortization - Buildings and improvements are depreciated using the straight-line method over their useful lives which range from 15 to 50 years. Capital replacements are depreciated using the straight-line method over their estimated useful lives, which range from 3 to 15 years.

   Deferred expenses, which represent expenditures associated with obtaining new tenants and preparing the premises for occupancy, are amortized on a straight-line basis over the related lease terms.

   Interest Expense - Interest expense on the Rockefeller Center Properties, Inc. Mortgage Loan (see Note 3) is recognized based on the average yield on the mortgage notes through December 31, 2000 (the Equity Conversion Date). The average yield combines the differing coupon rates of interest (Base Interest) with the amortization (using the interest method) of the original issue discount.

   Income Taxes - The net income or loss of the Partnerships is included in determining the net income of their Partners which have the responsibility to pay any related income taxes.

3. RCPI Mortgage Loan

   Rockefeller Center Properties, Inc. (RCPI), a real estate investment trust (REIT), used the net proceeds of its initial public offerings to make a $1.3 billion participating mortgage loan (the Loan) to the Partnerships. The net proceeds of the offerings totaled $1,233,752,000 and were loaned to the Partnerships on September 19, 1985, thus creating original issue discount of approximately $66,248,000 with respect to the Loan.

             ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                NOTES TO COMBINED STATEMENTS OF OPERATIONS

               Years ended December 31, 1993, 1992 and 1991


3. RCPI Mortgage Loan (Continued)

   Prior to the Equity Conversion Date, the Loan provides for specified quarterly Base Interest payments during its remaining term with annualized coupon rates increasing from 7.73% in 1991 to 8.43% in 2000.

   The combination of the varying rates of Base Interest with the amortization of the original issue discount results in an effective annual interest rate approximating 8.51% over the term of the Loan. Through the year 2000, the Loan provides for
   Additional Interest for each year in which gross revenues (as defined) of the Property exceed $312.5 million. Additional Interest is to accrue in an amount equal to the sum of (i) 31.5% of such excess over $312.5 million plus (ii) $42.95 million. Through December 31, 1993 no Additional Interest has been accrued. In accordance with an Internal Revenue Service private letter ruling, effective as of October 26, 1990, a new formula is used for the purpose of calculating additional interest. The new formula is intended to provide the REIT with the same amount of additional interest as it would have received had the NBC transaction (see Note 4) been a gross (as opposed to a net) rent transaction.

   Under the new formula for determination of additional interest, actual gross revenues are increased by the amount of any real estate taxes and operating expenses payable by a tenant to a third party (e.g., to New York City or the provider of the services) instead of to the Partnerships. Gross revenues are also increased to include any rent credits NBC receives for capital improvements which qualify towards the Partnerships' obligation to make $197,618,000 of capital improvements to the Property. Under the new formula, it is estimated that 1993 gross revenues for the purpose of computing additional interest would have been $235.9 million.

   In connection with the Loan, RCPI has been granted an option, exercisable on the Equity Conversion Date (the Equity Option), to convert the outstanding principal amount of the Loan into a 71.5% equity interest in the partnership (representing the combination of RCP and Associates) then owning the Property. There is no scheduled amortization of the Loan prior to the Equity Conversion Date.

   In the event that the Equity Option is not exercised, the Loan will mature in a single installment on December 31, 2007, will bear interest (after 2000) equal to the London Interbank Offered Rate (LIBOR) plus a spread of as much as 1%, and will be prepayable at the option of the Partnerships (or successor partnership) at 100% of its principal amount plus accrued interest, if any.

             ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                NOTES TO COMBINED STATEMENTS OF OPERATIONS

               Years ended December 31, 1993, 1992 and 1991


3. RCPI Mortgage Loan (Continued)

   The Loan is secured by leasehold mortgages in the aggregate amount of approximately $44.8 million which were assigned to RCPI and consolidated, spread, and recorded as a first mortgage lien against the entire Property. In addition, the Loan is secured by an unrecorded mortgage (the Mortgage) in the amount of approximately $1,255.2 million. The Loan is further secured by a recorded Assignment of Rents pursuant to which the Partnerships have assigned to RCPI, as security for repayment of the Loan, the Partnerships' right to collect all rents with respect to the Property.

   The  Loan  Agreement  requires  the  Partnerships  to  maintain   a
   standby, irrevocable letter of credit, or to deposit with a trustee either cash or specified types of collateral of an equivalent fair market value, (collectively, "Security"). This Security provides for, among other things, the costs of recording the Mortgage upon the occurrence of certain specified events and supports the Partnerships' payment of Base Interest due on the Loan. Letters of credit in favor of RCPI has been obtained by RGI to satisfy this requirement.

   In 1992, RCPI entered into a Stipulation and Agreement of Settlement in settlement of a class action suit brought against RCPI. Under the terms of this agreement, the Security was increased from $126 million to $200 million, subject to periodic reduction. As further security for the Loan, 100,000 square feet of development rights associated with Rockefeller Center was added to the Loan. Separately, the Partnerships agreed to maintain the Security at $200 million until December 31, 1994. On January 1, 1995, the level of Security will revert to the level originally required to be maintained under the Loan Agreement, which will not be less than $90 million.

   The Loan Agreement also contains covenants with respect to the operation and maintenance of the Property and limitations on the Partnerships' right to dispose of the Property and incur debt or liens.

4. NBC Transaction

   National Broadcasting Company, Inc. (NBC) leases approximately 1.2 million square feet of space in three Rockefeller Center buildings (the GE Building, the Studio Building and the GE West Building).

                                    -4-
             ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                NOTES TO COMBINED STATEMENTS OF OPERATIONS

               Years ended December 31, 1993, 1992 and 1991


4. NBC Transaction (Continued)

   Under agreements signed in 1988, the NBC lease has been extended to the year 2022. Through 1997, NBC will continue to pay rent on the basis of its prior lease. The agreements, however, provide that, prior to 1997, NBC will have the right to directly pay a portion of the operating expenses and real estate taxes on its leased space, and reduce its lease payments accordingly.

    From 1997 to 2022, NBC will pay rent at fixed rates varying according to the types of space involved (such as office or studio) and location within the three buildings. This rent, which will increase by 15% in 2007 and again in 2017, has been determined on a "net" basis, that is, without including amounts normally payable with regard to real estate taxes and operating expenses. Further, NBC has options for one 10-year renewal period and one 9-year five month renewal period, at net rents determined according to then fair market rental value. At NBC's option, the first renewal period can be split into two renewal periods, the first of three years and the second of seven years.

    The agreements also grant to NBC options to lease, beginning in 1994, up to approximately 910,000 square feet of office space in the GE Building which is currently leased to other tenants. To date, NBC has exercised its right to lease 111,000 square feet at a fixed rate, increasing by 15% in 2007 and again in 2017. The remaining 799,000 square feet will be offered to NBC for lease at then fair market net rental rates.

    The agreements had granted to NBC an option to purchase the GE West and Studio Buildings in the year 2022 for a purchase price determined according to then-prevailing market values. Pursuant to a March 12, 1993 agreement, the Partnerships and NBC canceled NBC's option to purchase these buildings.

    The transaction was structured to accommodate arrangements between New York City and NBC for certain financial assistance in connection with the project. The three affected buildings were subjected to a condominium regime, and the NBC-occupied areas were conveyed to the City's Industrial Development Agency (IDA) for nominal consideration. These areas were then leased back to the Partnerships at nominal rents, with NBC becoming a subtenant of the Partnerships. Upon the expiration of the period of City benefits, ownership will revert to the Partnerships. IDA ownership is a technical structuring required to effectuate the proposed transaction and will have no economic effect upon the Partnerships.

                                    -5-
             ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                NOTES TO COMBINED STATEMENTS OF OPERATIONS

               Years ended December 31, 1993, 1992 and 1991


5.     Related Party Transactions

   RGI and affiliates occupy approximately 1.6% of the total rentable space within the Property. The terms of the lease with RGI provide for an annual base rent of approximately $4,013,000.

   The Property includes the Radio City Music Hall and the land on which it is situated. Radio City Music Hall is operated by an RGI affiliate which pays a nominal rent for this facility and is responsible for paying all costs (including real estate taxes) related to its operation.

   The Property includes a six-story parking garage. The garage is leased to Rockefeller Center Management Corporation (RCMC) for an annual base rent of approximately $2,300,000.

   Rental revenue in the accompanying combined statements of operations includes $7,778,000, $7,712,000 and $7,531,000 earned in 1993, 1992 and 1991, respectively, under the terms of the above mentioned leases. In addition to the base rent, rental revenue includes $1,544,000, $1,572,000 and $1,631,000 in 1993, 1992 and
   1991, respectively, relating to their proportionate share of increases in certain costs and expenses of the Property.

   Under the terms of a management agreement, RCMC provides management and administrative services for the Property. During 1993, 1992 and 1991, RCMC charged the Partnerships $2,579,000, $2,491,000 and $2,402,000, respectively, in management fees under the terms of this agreement.

   This management agreement also allows RCMC to receive commissions with respect to leases negotiated within the Property, including overrides when another broker is the procuring broker. During 1993, 1992 and 1991, RCMC was paid $2,888,000, $1,563,000 and
   $1,601,000 in leasing commissions by the Partnerships. Cushman & Wakefield, Inc., an RGI subsidiary, was paid $571,000, $138,000 and $11,000 in leasing commissions by the Partnerships during 1993, 1992 and 1991, respectively.

   Under the terms of a franchise agreement with RCMC (as agent for the Partnerships), Rockefeller Group Telecommunications Services, Inc., a subsidiary of RGI, is permitted to provide shared telecommunication services to tenants within the Property. No fees are paid to the Partnerships relating to the right to provide these services. The Partnerships have committed to pay for certain of the capital additions associated with providing these services up to an aggregate of $13,000,000. During 1993, 1992 and 1991, the cost of capital additions borne by the Partnerships approximated $658,000, $451,000 and $492,000, respectively. Total expenditures through December 31, 1993 approximate $8,435,000.

                                    -6-

             ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                NOTES TO COMBINED STATEMENTS OF OPERATIONS

               Years ended December 31, 1993, 1992 and 1991


5. Related Party Transactions (Continued)

   The Partnerships participate in a cash management system under which their funds, together with the funds of other related companies, are managed by a subsidiary of RGI. At December 31, 1993, 1992 and 1991, the balances due to RGI affiliates include $125,388,000, $79,141,000, and $35,314,000, respectively, of interest free overdrafts in the cash management system.

   Salaried employees of the Partnerships participate in the defined benefit pension plan maintained by RGI. Accordingly, the Partnerships were charged their proportionate share of RGI's pension cost which aggregated $489,000, $423,000 and $334,000 in 1993, 1992 and 1991, respectively. The hourly employees of the Partnerships are covered by defined contribution plans. The contributions to the multi-employer sponsored plans in 1993, 1992, and 1991, aggregated $1,370,000, $1,326,000 and $1,236,000, respectively.

   The Partnerships provide certain health care and life insurance benefits for current and retired salaried employees through plans maintained by RGI. Accordingly, the Partnerships were charged their proportionate share of RGI's health care and life insurance costs which aggregated $1,725,000, $1,524,000 and $1,119,000 in
   1993, 1992 and 1991, respectively.

   The Partnerships adopted Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions" in 1993, the effect of which was not material.

6.     Loans payable to RGI

   The Loan with RCPI (see Note 3) provides that if the cumulative cost of capital improvements made by the Partnerships is in excess of specified amounts contained in the agreement for any calendar year, the excess amount is deemed a renewable one-year loan from RGI to the Partnerships for the next calendar year. The cumulative amount of excess capital improvements totaled $122,934,000, $107,477,000 and $101,962,000 at December 31, 1993,
   December 31, 1992 and December 31, 1991, respectively.

   These excess capital improvement loans accrue interest at 80% of the prime rate, compounded quarterly. Loans for the cumulative excess capital improvements existing at the end of the preceding year do not begin to earn interest until the beginning of the following year. Unpaid interest is added to the principal balance and also earns interest at 80% of the prime rate, compounded quarterly. The cumulative amount of unpaid interest totaled $26,720,000, $20,467,000 and $14,303,000 at December 31, 1993,
   December 31, 1992 and December 31, 1991, respectively.

                                    -7-
             ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                NOTES TO COMBINED STATEMENTS OF OPERATIONS

               Years ended December 31, 1993, 1992 and 1991


6.     Loans payable to RGI (Continued)

   The loan principal and accumulated interest are due and payable following the Equity Conversion Date, December 31, 2000. If RCPI exercises its conversion option to acquire a 71.5% equity interest in the partnership then owning the Property, the loans payable to RGI become the obligation of the Partnership having RCPI as a 71.5% partner, and cease to be the sole obligation of the prior partner group.

7. Tenant Leasing Arrangements

   The Partnerships lease to tenants office, retail, and storage space in the Property through non-cancelable operating leases expiring principally over the next 21 years, other than the NBC lease (see Note 4). The leases require fixed minimum monthly payments over their terms and provide for adjustments to rent for the tenants' proportionate share of changes in certain costs and expenses of the Property. Certain leases also provide for additional rent which is based upon a percentage of sales of the lessee.

   The following is a schedule of minimum future rentals on non-cancelable operating leases as of December 31, 1993:

              Year ending December 31,
              1994                             $136,960,000
              1995                              100,728,000
              1996                              100,863,000
              1997                              102,667,000
              1998                              112,911,000
              Later years                     1,551,801,000

              Total minimum future rentals   $2,105,930,000

                                    -8-
Report of Ernst & Young, Independent Auditors





The Partners of
  Rockefeller Center Properties and RCP Associates


We have audited the accompanying combined statements of operations of Rockefeller Center Properties and RCP Associates (collectively, the Partnerships) for the years ended December 31, 1993, 1992 and 1991. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of operations of the Partnerships for the years ended December 31, 1993, 1992 and 1991, in conformity with generally accepted accounting principles.




/s/ERNST & YOUNG

New York, New York
February 4, 1994

                                    -9-
                       INDEX TO FINANCIAL STATEMENTS


                                                     Page
Financial Statements                                 F-2
Balance Sheets                                       F-2
Statements of Income                                 F-3
Statements of Changes in Stockholders' Equity        F-4
Statements of Cash Flows                             F-5
Notes to Financial Statements                        F-6
Report of Management                                 F-15
Report of Independent Auditors                       F-16
Selected Financial Information                       F-17
Management's Discussion and Analysis                 F-18
Liquidity and Capital Resources - The Company        F-18
Results of Operations - The Company                  F-20
Results of Operations - The Property                 F-22
Cash Flow - The Property                             F-24
Appraised Value - The Property                       F-25
Quarterly Stock Information                          F-26
Schedule I - Marketable Securities                   F-27



                                    F-1

                              BALANCE SHEETS
                          (Dollars in thousands)


                                                   DECEMBER 31,
                                                1993          1992
ASSETS
Loan receivable, net of unamortized discount
  of $40,636 and $44,814 (Notes 2 and 3)        $1,259,364    $1,255,186
Portfolio securities, net of unamortized
  discount of $5,157 in 1992 (Notes 2 and 4)        14,300       131,993
Interest receivable (Notes 2 and 3)                 38,063        38,954
Deferred debt issuance costs, net (Note 2)           4,936         5,641
Cash                                                   252           132
Other assets                                           594           304
                                                $1,317,509    $1,432,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Commercial paper outstanding, net of
  unamortized discount of $427 and $1,222
  (Notes 2 and 5)                                 $247,223      $377,078
 Bank loan payable (Notes 2 and 5)                                20,000
 Current coupon convertible debentures due
  2000 (Notes 2 and 5)                             213,170       213,170
 Zero coupon convertible debentures due 2000,
  net of unamortized discount of
  $289,642 and $317,149 (Notes 2 and 5)            296,543       269,036
 Accrued interest payable (Notes 2 and 5)           33,662        29,008
 Accounts payable and accrued expenses               1,746         2,068
                                                   792,344       910,360

Contingencies (Note 9)

Stockholders' equity:
 Common stock, $.01 par value:
  150,000,000 shares authorized;
  38,260,704 and 37,510,000 shares issued and
  outstanding (Notes 1 and 6)                          383           375
 Additional paid-in capital                        705,517       700,439
 Distributions to stockholders in excess of
  net income (Note 7)                             (180,735)     (178,964)
   Total stockholders' equity                      525,165       521,850
                                                $1,317,509    $1,432,210

[FN]

                    See notes to financial statements.
                                    F-2

                           STATEMENTS OF INCOME
               (Dollars in thousands, except per share data)


                                               YEARS ENDED DECEMBER 31,
                                           1993         1992        1991
Revenues
 Loan interest income (Notes 2 and 3)      $108,363     $107,873    $107,313
 Portfolio income (Notes 2, 4 and 5)          5,177       14,415      15,718
 Short term investment income                    20          126         151
                                            113,560      122,414     123,182

Expenses
Interest expense:
 Convertible debentures (Notes 2 and 5)      49,527       46,749      47,035
 Commercial paper, bank loan and other
  (Notes 2 and 5)                            28,816       34,050      33,749
General and administrative (Note 8)           3,728        4,299       3,349
Amortization of deferred debt issuance
 costs (Note 2)                                 705          705         760
                                             82,776       85,803      84,893


Income before non-recurring income
 and extraordinary (loss) gain on debt
 extinguishment                              30,784       36,611      38,289
Non-recurring income (Gain on sales of
 portfolio securities) (Note 4)               8,593


Income before extraordinary (loss) gain
  on debt extinguishment                     39,377       36,611      38,289
Extraordinary (loss) gain on
  debt extinguishment (Note 5)               (3,451)       2,537          38
Net income (Note 7)                         $35,926      $39,148     $38,327



Income per share (Note 2):

 Income before extraordinary (loss) gain
  on debt extinguishment                    $1.05        $0.97       $1.02
 Extraordinary (loss) gain  on debt
  extinguishment                            (0.09)        0.07
 Net income per share                       $0.96        $1.04       $1.02

[FN]

                    See notes to financial statements.
                                    F-3

               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               (Dollars in thousands, except per share data)

               YEARS ENDED DECEMBER 31, 1993, 1992 and 1991





                                                      Distributions
                                          Additional  to stockholders   Total
                        Common Stock      paid-in     in excess         stockholders'
                     Shares      Amount   capital     of net income     equity
Balance at
 December 31, 1990   37,510,000  $375     $700,439    ($121,028)        $579,786

Net income                                               38,327           38,327

Distributions to
 stockholders
($1.92 per share)                                       (72,019)         (72,019)

Balance at
 December 31, 1991   37,510,000   375      700,439     (154,720)         546,094

Net income                                               39,148           39,148

Distributions to
 stockholders
($1.69 per share)                                       (63,392)         (63,392)

Balance at
 December 31, 1992   37,510,000   375      700,439     (178,964)         521,850

Issuance of Common
Stock                   750,704     8        5,078                         5,086

Net income                                               35,926           35,926

Distributions to
 stockholders
($1.00 per share)                                       (37,697)         (37,697)

Balance at
 December 31, 1993   38,260,704  $383     $705,517    ($180,735)        $525,165

[FN]

                    See notes to financial statements.
                                    F-4

                         STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                             YEARS ENDED DECEMBER 31,
                                           1993         1992        1991
Cash flows from operating activities:
 Loan interest received                    $103,545     $101,660    $100,425
 Portfolio and other interest received        6,553       13,924      14,979
 Interest paid on commercial paper,
  bank loans and other                      (31,016)     (31,633)    (34,797)
 Interest paid on convertible
  debentures                                (17,053)     (17,209)    (19,611)
 Payments for accounts payable, accrued
  expenses and other assets                  (3,798)      (4,007)     (3,087)

   Net cash provided by operating
     activities                              58,231       62,735      57,909
Cash flows from investing activities:
 Sales of portfolio securities              102,518
 Portfolio maturities and redemptions        24,150       23,560      17,200
   Net cash provided by investing
     activities                             126,668       23,560      17,200
Cash flows from financing activities:
 Maturities of commercial paper, net       (128,717)     (12,545)      7,559

 (Repayment of) proceeds from bank
   loans payable, net                       (20,000)      20,000
 Dividends paid                             (37,697)     (63,392)    (72,019)
  Proceeds from issuance of common stock      5,086
 Payments to reduce duration of
   interest rate swaps                       (3,451)
 Repurchase of convertible debentures                    (30,410)    (10,600)

   Net cash used in financing
     activities                            (184,779)     (86,347)    (75,060)
Net increase (decrease) in cash                 120          (52)         49
Cash at the beginning of the year               132          184         135
Cash at the end of the year                    $252         $132        $184

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net Income                                  $35,926      $39,148     $38,327
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Gain on sales of portfolio securities      (8,593)
  Loss (gain) on debt extinguishment          3,451       (2,537)        (38)
  Amortization of discount:
   Zero coupon convertible debentures        27,507       24,956      22,641
   Loan receivable                           (4,178)      (3,840)     (3,522)
   Portfolio securities                        (383)      (1,368)     (1,151)

  Decrease in deferred debt issuance
   costs and other assets, net                  415          593         863
  Decrease (increase) in interest
   receivable                                   891       (1,582)     (3,001)
  Increase in accrued interest payable
   and amortized unpaid discount
   on commercial paper                        3,517        6,678       3,589
  (Decrease) increase in accounts
   payable and accrued expenses                (322)         687         201

   Net cash provided by operating
     activities                             $58,231      $62,735     $57,909

[FN]
                    See notes to financial statements.
                                    F-5
                       NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND PURPOSE
Rockefeller Center Properties, Inc. (the "Company") was incorporated in Delaware on July 17, 1985. The Company qualifies and has elected to be treated, for Federal income tax purposes, as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company was formed to permit public investment in a portion of Rockefeller Center. From the proceeds of its offering of Common Stock and the offerings of its Current Coupon Convertible Debentures due 2000 and Zero Coupon Convertible Debentures due 2000 (collectively, the "Convertible Debentures"), the Company made a convertible, participating mortgage loan (the "Loan") to two partnerships, Rockefeller Center Properties and RCP Associates (collectively, the "Borrower"). The Borrower owns the real property interests comprising most of the land and buildings known as Rockefeller Center (the "Property"). The Loan, in the face amount of $1.3 billion, matures on December 31, 2007 and provides for both base interest ("Base Interest") at stated rates (See Note 3) and additional interest ("Additional Interest") based on Gross Revenues (as defined) of the Property through December 31, 2000, and floating interest rates thereafter. The Loan is convertible at the Company's option on December 31, 2000 (the "Equity Conversion Date") into a 71.5% (subject to reduction in the event of certain prepayments) general partnership interest in the partnership which will own the Property (the "Partnership") on that date.

The Administrative Services Agreement which provided for certain administrative and other services between Cushman & Wakefield Realty
Advisors, Inc., a company affiliated with the Borrower through common ownership, and the Company was terminated as of June 2, 1993 (Note 8). As of June 3, 1993, the Company became a self-administered REIT managing its own day-to-day operations and affairs.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       Fair Values of Financial Instruments (Notes 3, 4 and 5):
FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value and other techniques. Such techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Derived fair value estimates cannot be substantiated by comparison to independent markets and may not reflect the values that could be realized in any immediate settlement of the instrument or otherwise. Statement 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts may not necessarily represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
     Loan receivable: As the Loan Receivable is the Company's principal asset, fair value has been estimated by aggregating the fair value of the Company's liabilities and equity, taking the fair value of the equity to be the closing market price for the Company's common shares as reported on the New York Stock Exchange composite tape ($6.75 per share) at December 31, 1993, and deducting therefrom the fair value of the Company's portfolio securities and interest receivable.
     Portfolio securities: The fair values for portfolio securities are based on quoted market prices.
     Short and long term debt: The carrying amounts of the Company's commercial paper borrowings approximate their fair value. The fair values of the Company's Current Coupon Convertible Debentures and Zero Coupon Convertible Debentures are estimated using quoted market prices.
    Off-balance-sheet financial instruments: Fair values for the Company's off-balance-sheet financial instruments (asset and liability swaps) are based on current settlement values with the applicable counter-parties based on information supplied by such counter-parties.

                                    F-6
   Portfolio Securities (Note 4):
Portfolio securities consist of corporate and foreign government obligations and are carried at cost, adjusted for amortization of discount or premium, which approximates market.
   Debt Issuance Costs:
Issuance costs of $10,690,000, pertaining to the outstanding Convertible Debentures, at December 31, 1993 and 1992 have been deferred and are being amortized straight-line over the period ending December 31, 2000, the maturity date of the Convertible Debentures.
   Loan Interest Income (Note 3):
Interest recognized on the Loan is calculated on the basis of the average yield on the notes evidencing the Loan from the date of issuance through December 31, 2000 (the date at which the Loan will, if not converted, begin to bear floating rates of interest). The average yield is 8.51% per annum and combines (using the interest method) the differing coupon rates of Base Interest with the amortization of the original issue discount applicable to the Loan.
   Interest Expense (Note 5):
Interest expense recognized on the Convertible Debentures is based on the average yields from the date of issuance through the maturity date, December 31, 2000. The average yields are computed (using the interest method) by (1) combining the differing coupon rates on the Current Coupon Convertible Debentures and (2) amortizing the original issue discount related to the Zero Coupon Convertible Debentures. The resulting effective annual interest rates are 9.23% and 10.23% for the Current Coupon and Zero Coupon Convertible Debentures, respectively.
   Interest Rate Swap Agreements (Note 5):
The principal or notional amounts of interest rate swaps which are used for hedging purposes are not reflected in the balance sheets. The incremental revenue or expense associated with an interest rate swap is recognized over the term of the swap arrangement and through March 31, 1993 had been presented in the statements of income as a component of the interest revenue of the related asset or the interest expense of the related liability. In connection with the reduction of commercial paper outstanding in April 1993 and the sale of a substantial portion of its portfolio of investment securities in order to fund that reduction, beginning in the second quarter of 1993, the Company presents interest rate swaps on a net basis as a component of interest expense on commercial paper, bank loan and other. Prior periods have not been restated.
   Net Income Per Share:
Net  income  per share is based upon 37,567,746, 37,510,000 and 37,510,000, average shares of Common Stock outstanding during 1993, 1992 and 1991, respectively. For such periods of operations, fully diluted net income per share is not presented since the effect of the assumed conversion of the Convertible Debentures would either be anti-dilutive or not materially different from net income per share as reported.

3.  LOAN RECEIVABLE AND INTEREST INCOME
The Loan, which is in the face amount of $1.3 billion, was made pursuant to a Loan Agreement between the Company and the Borrower on September 19, 1985 (as amended, the "Loan Agreement"), and is evidenced by two notes (collectively, as amended, the "Note"). The Loan is secured by leasehold mortgages in the aggregate amount of approximately $44.8 million which were assigned to the Company, consolidated, spread and recorded as a first mortgage lien against the entire Property. In addition, the Loan is secured by an unrecorded mortgage (as amended, the "Mortgage") in the amount of approximately $1,255.2 million. Prior to recordation, the Mortgage may be subordinate to the rights of intervening lienors or other persons who in good faith acquire other interests in the Property.

The Company is the beneficiary of standby irrevocable letters of credit subject to specified reductions and which, among other things, provide support for the Borrower's payment of Base Interest (as defined) on the Loan. Subject to certain conditions, the Borrower is required to maintain in effect similar letters of credit, or to pledge collateral with a fair market value equal to the required amount of such letters of credit, during the term of the Loan.
                                    F-7
In April 1993, pursuant to agreements between the Borrower and the Company, the level at which such letters of credit or other collateral must be maintained was increased to $200 million until December 31, 1994. On January 1, 1995, the level of this support will revert to the level originally required to be maintained as of such date under the Loan Agreement, which the Company expects will be not less than $90 million. The Loan Agreement also contains covenants with respect to the operation and maintenance of the Property and limitations on the Borrower's right to dispose of the Property and to incur debt or liens.

The Note provides for specified quarterly Base Interest payments during its term resulting in the following equivalent annualized coupon rates for each of the following years ending December 31:

        1991:  7.725%       1996:  8.400%
        1992:  7.820%       1997:  8.410%
        1993:  7.965%       1998:  8.410%
        1994:  8.115%       1999:  8.420%
        1995:  8.390%       2000:  8.430%

In addition, for each year through 2000 in which Gross Revenues (as defined) of the Property exceed $312.5 million, Additional Interest would accrue in an amount equal to the sum of (i) 31.5% of such excess plus (ii) $42.95 million and would be payable currently only to the extent of available cash of the Borrower. If cash were not available, the payment of Additional Interest would be deferred (without interest) until the Equity Conversion Date or such earlier time as cash became available. No Additional Interest has been earned by the Company to date.

If the Loan is not converted on the Equity Conversion Date, the Loan will mature on December 31, 2007, will bear interest payable quarterly in arrears at the same rate as the Floating Rate Notes (Note 5), and will be prepayable at the option of the Borrower in whole or in part, at any time, at 100% of its principal amount plus accrued interest. The fair value of the Company's loan receivable at December 31, 1993, computed on the basis described in Note 2, approximates $1.0 billion.

4.  PORTFOLIO SECURITIES
The fair value of the Company's portfolio of investment securities at December 31, 1993 approximates the carrying value. The Company liquidated approximately 90% of its portfolio securities during 1993, which resulted in non-recurring income of $8,593,000. The Company expects to liquidate the remainder of its portfolio securities during 1994 either through sale or maturities of the specific investments. Proceeds from the sales of portfolio securities have been and will continue to be used to fund scheduled reductions in the commercial paper outstanding under the Company's letter of credit-backed facility expiring in December 1994.

5.  DEBT
       Convertible Debentures:
The Convertible Debentures were issued pursuant to an Indenture dated as of September 15, 1985 (as amended, the "Indenture") between the Company and Manufacturers Hanover Trust Company (now Chemical Bank), as Trustee. As of December 31, 1993, United States Trust Company has replaced Chemical Bank as Trustee. The Convertible Debentures are general unsecured obligations of the Company which mature, and are convertible into shares of Common Stock of the Company, on the Equity Conversion Date.

The Current Coupon Convertible Debentures bear interest from the date of issuance until December 31, 1994 at the rate of 8% per annum, and from January 1, 1995 until December 31, 2000 at the rate of 13% per annum, payable annually on December 31 of each year.

                                    F-8
Any Convertible Debentures not converted at maturity will be exchanged in accordance with the terms of the Indenture for seven-year nonconvertible floating rate notes (the "Floating Rate Notes") prepayable at the Company's option at any time at par, which bear interest at the three-month London Interbank Offered Rate (LIBOR) plus 1/4% or such greater spread (not in excess of 1%) as is expected to result in the Floating Rate Notes trading at par. The Floating Rate Notes would mature on December 31, 2007.

Between 1987 and 1992, the Company repurchased and retired a portion of its Convertible Debentures. The cost of such repurchases, the face values repurchased and retired and the gain or loss resulting from such repurchases for 1992 and 1991 and on a cumulative basis are as follows:

     (In thousands)                                  Years  Ended December 31,
                                                     1992      1991
                                     Cumulative
     Cost of debenture repurchases   $217,295        $30,410   $10,600
     Face value repurchased and
      retired:
        Current Coupon Convertible
          Debentures                 $121,830        $30,410   $10,000
         Zero Coupon Convertible
          Debentures                 $366,065

     Gain resulting from
       extinguishment of debt         $11,085         $2,537       $38

At December 31, 1993, the Company had repurchased and retired 36.4% of the Current Coupon Convertible Debentures and 38.4% of the Zero Coupon Convertible Debentures. At December 31, 1993 and 1992, $213,170,000 of the Current Coupon Convertible Debentures were outstanding and $586,185,000 face amount of the Zero Coupon Convertible Debentures were outstanding. The proceeds from issuances of commercial paper were used by the Company to finance its repurchases of its Convertible Debentures.

The Current Coupon Convertible Debentures are convertible at maturity at the rate of 84.59 shares of Common Stock per $1,000 principal amount (subject to anti-dilution adjustments). If the Current Coupon Convertible Debentures outstanding as of December 31, 1993 are converted, 18,032,050 shares of Common Stock of the Company would be issued. The fair value, based on quoted market prices at December 31, 1993, of the Company's outstanding Current Coupon Convertible Debentures was approximately $211,000,000. The Zero Coupon Convertible Debentures are convertible at maturity at the rate of 46.06 shares of Common Stock per $1,000 principal amount (subject to anti-dilution adjustments). If the Zero Coupon Convertible Debentures outstanding as of December 31, 1993 are converted, 26,999,681 shares of Common Stock of the Company would be issued. The fair value, based on quoted market prices at December 31, 1993, of the Company's outstanding Zero Coupon Convertible Debentures was approximately $257,000,000. In addition, the Convertible Debentures would become convertible at special conversion rates (subject to anti-dilution adjustments) in the event that such Convertible Debentures were called for redemption or became redeemable at the option of the holder, or at any time that an Event of Default were to occur and be continuing. The Convertible Debentures may be redeemed by the Company at par plus accrued interest in the event of the imposition of certain withholding taxes or certain certification requirements, in the event of an acceleration of the Loan or an exercise of the option to convert the Loan, or out of the proceeds from a sale or pledge by the Company of an interest in the Loan or from a substantial casualty or condemnation in respect to the Property.

The Indenture provides that, with certain exceptions, the Company will not pay dividends on or purchase shares of its Common Stock if funds used for all such dividends or purchases would exceed cumulative aggregate Distributable Cash (cash receipts from operations less operating expenses and interest) to that date. The Indenture also imposes certain restrictions on the Company's ability to consent to amendments of or grant waivers under the Loan Agreement or the Mortgage.

                                    F-9
   Commercial Paper Outstanding:
As of December 31, 1993 and 1992, there were $247,650,000 and $378,300,000 face amounts of commercial paper outstanding, respectively, at weighted average interest rates of 3.50% and 3.82%, respectively, with a weighted average maturity of 40 and 74 days, respectively. The Company's commercial paper, which as of December 31, 1993 could be issued in amounts up to a total of $260,000,000, is supported by letters of credit having the highest short term credit ratings. One letter of credit, originally in the amount of $200,000,000, was scheduled to expire in May 1993, but has been extended to December 15, 1994. This letter of credit has been reduced to $60,000,000 as of December 31, 1993 and is subject to further scheduled reductions as outlined below. The other letter of credit, in the amount of $200,000,000, is scheduled to expire in June 1995 and has no scheduled reductions.

                         Scheduled       Facility Level
                         Reductions
     December 31, 1993                   $60,000,000
     February 28, 1994   $15,000,000      45,000,000
     May 31, 1994         15,000,000      30,000,000
     August 31, 1994      12,000,000      18,000,000
     December 15, 1994    18,000,000               0

Reductions in the outstanding commercial paper borrowings supported by this letter of credit have been and will continue to be funded with proceeds from the sale of the Company's portfolio of investment securities and from operating cash flow. The Company expects to liquidate all of the remainder of its portfolio investments in 1994. The Company has also agreed that during the term of this facility it will not repurchase any of its convertible debentures or its common shares, and that it will limit its annual dividend to the higher of $1.00 per share or 95% of annual net income as computed for tax purposes.

The commercial paper borrowings are unsecured and upon maturity the Company has refinanced them, and intends to continue to refinance them, with other commercial paper borrowings. Commitment fees on each letter of credit are payable quarterly in arrears and are charged to interest expense as accrued.

       Bank Loan Payable:
The bank loan outstanding at December 31, 1992 was unsecured and bore interest at 4.10% per annum. This loan was repaid during the first quarter of 1993 from the proceeds of additional commercial paper issued.

       Interest Rate Swap Agreements:
In connection with its issuance of commercial paper and its portfolio of investment securities, the Company entered into interest rate swap agreements with financial institutions that were intended either to fix a portion of the Company's interest rate risk on floating rate debt ("Liability Swaps"), or to fix the yield on its floating rate portfolio securities ("Asset Swaps"). Under the Liability Swaps, the Company pays a fixed rate of interest semi-annually and receives a variable rate of interest semi-annually based on 180-day LIBOR. Under the Asset Swaps the Company receives a fixed rate of interest semi-annually and pays a variable rate of interest quarterly based on 90-day LIBOR.


                                   F-10
The notional amounts, fixed and variable interest rates and expiration dates relating to such contracts are summarized below:

  (In thousands)                                at December 31, 1993
                                                               Weighted
                                                Notional       Average
  Type                     Expiring during      Amount         Interest
                           the Year                            Rates
  Liability Swaps (9
   contracts)              1997                 $30,000
                           1998                 125,000
                           1999                 130,000
     Total Liability
      Swaps Notional Amount                    $285,000


    Pay fixed rates                                            9.73%
    Receive variable
     rates                                                     3.43%

  Asset Swaps (8
  contracts)               1994                  $5,000
                           1995                   5,000
                           1996                  20,000
                           1997                   5,000
                           1998                   5,000
     Total Asset Swaps
       Notional Amount                          $40,000

    Pay variable rates                                         3.40%
    Receive fixed rates                                        9.47%
  (In thousands)                                at December 31, 1992
                                                               Weighted
                                                Notional       Average
  Type                     Expiring during      Amount         Interest
                           the Year                            Rates
  Liability Swaps (10
  contracts)               1993                  $20,000
                           1998                  155,000
                           2000                  130,000
     Total Liability
       Swaps Notional Amount                    $305,000

    Pay fixed rates                                            9.71%
    Receive variable
     rates                                                     3.55%

  Asset Swaps (8
  contracts)               1994                  $5,000
                           1995                   5,000
                           1996                  20,000
                           1997                   5,000
                           1998                   5,000
     Total Asset Swaps
       Notional Amount                          $40,000

    Pay variable rates                                         3.67%
    Receive fixed rates                                        9.47%

                                   F-11
The net notional principal, weighted average interest rate of net swaps outstanding and annualized net payment relating to interest rate swap contracts, as of December 31, are as follows:

                                          1993              1992
          Net notional principal          $245,000,000     $265,000,000

          Weighted average interest rate
            of net swaps outstanding      6.33%            6.22%

          Annualized net payment          $15,508,000      $16,483,000

The current net settlement value of all swaps outstanding (the fair value of the Company's off-balance sheet financial instruments) at December 31, 1993 and 1992, based on information supplied by the counter-parties to the swap contracts, was a net liability for the Company of approximately $51 million and $46 million, respectively. Generally, the net settlement value would decrease with an increase in LIBOR rates and would increase as a result of a decrease in LIBOR rates.

The Company recorded an extraordinary loss of $3,451,000 for the year ended December 31, 1993 as a result of payments to certain counter-parties to the liability swap contracts resulting in a reduction in the duration of those swap agreements, thereby reducing the Company's net swap liability. These payments were made pursuant to agreements between the Company and certain of its lenders whereby the Company had agreed to apply a portion of the net proceeds from the issuance of common stock to certain swap agreements.

The Company has undertaken a study of its overall capital structure and as part of such study it will continue to explore and evaluate, with the assistance of one or more investment banking advisors, means to modify or reduce its interest rate swap positions.

6.  STOCKHOLDERS' EQUITY
In December of 1993, 750,704 warrants were exercised (Note 9) and a like number of shares of Common Stock were issued, the proceeds from which amounted to $5,086,000. Of the newly issued shares, 747,718 were eligible for the $0.25 dividend paid in December 1993.

7.  INCOME TAXES AND DISTRIBUTIONS
No provisions for current or deferred income taxes have been made by the Company on the basis that it has qualified under the Code as a REIT and has distributed at least 95% of its annual net income as computed for tax purposes to stockholders. To the extent that such distributions exceed such income, the excess will be treated as a return of capital. Net capital gains generated by the Company are proportionately distributed to the stockholders as net capital gains dividends. During the years ended December 31, 1993, 1992 and 1991, the Company made per share distributions to stockholders of $1.00, $1.69 and $1.92, respectively, of which approximately $0.07, $0.65 and $0.90, respectively, represented returns of capital. The Company has designated that $7,893,468 of the December 27, 1993 total distribution amount of $9,564,430 constitutes a net capital gain dividend, amounting to approximately $.206 per share, or approximately 82.53% of the fourth quarter dividend. Dividends were paid in April, July, October and December of each year. No significant difference exists between financial statement income and taxable income.

8.  GENERAL AND ADMINISTRATIVE EXPENSE
Cushman & Wakefield Realty Advisors, Inc. ("C&W Realty"), a company affiliated with the Borrower through common ownership, acted as Administrator for the Company, performing certain administrative and other services pursuant to an Administrative Services Agreement through June 2, 1993, when the Administrative Services Agreement was terminated by the Company. Fees paid to C&W Realty under this agreement amounted to $476,000 for the year ended December 31, 1993 and $1 million for each of the years ended December 31, 1992 and 1991.

                                   F-12
In addition to the foregoing, general and administrative expense for 1993 includes compensation and benefits for the Company's employees, and rent and related facility costs including depreciation on furniture and equipment for the period June 3, 1993 through December 31, 1993. Also included in general and administrative expenses for each of the years ended December 31, 1993, 1992 and 1991 are the following: directors and officers liability insurance, registrar and transfer agent fees, debenture trustee fees, legal, audit and appraisal fees, financial advisory fees and stockholder reporting costs.

9.  LEGAL MATTERS
On  December  13,  1985, Phillip Pruitt commenced an  action  against  the
Company and other defendants in the Supreme Court of the State of New York, New York County alleging that the offering materials relating to the Company's initial public offerings were false and misleading and seeking rescission and damages on behalf of all purchasers of common stock of the Company during the period commencing September 12, 1985 to and including December 13, 1985.

On February 23, 1993 the judge before whom this litigation was pending signed a Final Order and Judgment approving the terms of a Stipulation and Agreement of Settlement dated as of May 31, 1992, as supplemented (the "Settlement Agreement"), settling this litigation.

In accordance with the terms of the Settlement Agreement, on November 3, 1993 the Company issued warrants to purchase 3,000,098 shares of the
Company's common stock to persons eligible under provisions of the Settlement Agreement. The warrants were exercisable during the 30-day period ending December 3, 1993 at an exercise price of $7.00 per share of common stock.

The   Company  is  not  a  party  to  any  material  legal  proceeding   or
environmental litigation, nor is it aware of any such proceeding or litigation pending or threatened against it.

10.  THE PROPERTY
Summarized financial information of the Property is as follows:

(In thousands)                   Years Ended December 31,
                               1993        1992        1991
Gross revenue                  $226,597    $229,000    $230,197

Less:
  Operating expenses          (143,635)    (140,864)   (136,468)
  Depreciation and
   amortization                (21,821)     (19,834)    (17,137)
  Interest expense, net       (114,599)    (114,040)   (114,481)
Net loss                      ($53,458)    ($45,738)   ($37,889)

The cumulative cash flow shortfall of the Borrower since the inception of the Loan in September 1985 ($433.2 million), has been funded by capital contributions ($185.2 million), loans from its partners ($123 million) and non-interest bearing advances from an affiliate ($125 million). The Loan Agreement provides for the establishment of loans for the cumulative portion of capital improvements made by the Borrower in excess of amounts specified in the Loan Agreement. The cumulative amounts of excess capital improvements totaled $123 million, $107.5 million and $102 million at December 31, 1993, 1992 and 1991, respectively. These excess capital improvement loans are deemed to be made to the Borrower by its partners and bear interest at 80% of the prime rate (as defined), compounded quarterly, which is added to the loan principal at the end of each year. At December 31, 1993, 1992 and 1991, the amount of such excess capital improvement loans (including accrued interest) totaled $149.7 million, $127.9 million and $116.3 million, respectively. The results of operations of the Property for 1993, 1992 and 1991 reflect non-cash interest charges of $6.3 million, $6.2 million and $7.1 million, respectively, relating to interest on these excess capital improvement loans. Both the

                                   F-13
excess capital improvement loans and the non-interest bearing advances are subordinate to the Company's Loan; however, if the Company exercises its option to convert the Loan into an equity interest in the Partnership, any outstanding loans for excess capital improvements (including accrued interest) will become the obligation of the Partnership.

11.  INTERIM FINANCIAL INFORMATION (unaudited)

(In thousands, except per share data)

1993                    1Q             2Q          3Q           4Q
Revenues                $30,164        $27,715     $27,815      $27,866
Net income              $14,301        $10,417      $6,878       $4,330
Net income per share    $0.38          $0.28       $0.18        $0.12
1992                    1Q             2Q          3Q           4Q
Revenues                $30,640        $30,547     $30,597      $30,630
Net income              $12,267         $9,658      $9,042       $8,181
Net income per share    $0.33          $0.26       $0.24        $0.21

                                   F-14
                           REPORT OF MANAGEMENT

Board of Directors and Stockholders                    March 8, 1994
Rockefeller Center Properties, Inc.

The management of Rockefeller Center Properties, Inc. (the Company) has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis and are not misstated due to material fraud or error. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

The financial statements have been audited by Ernst & Young. Management has made available to Ernst & Young all the Company's financial records and related data. Furthermore, management believes that all representations made to Ernst & Young during its audit were valid and appropriate.

Management has established and maintains a system of internal accounting control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. Management continually monitors the system of internal accounting control for compliance. In addition, as part of its audit of the Company's financial statements, Ernst & Young evaluated selected internal accounting controls to establish a basis for reliance thereon in determining the nature, timing, and extent of audit tests to be applied. Management believes that, as of December 31, 1993, the system of internal accounting control is adequate to accomplish the objectives discussed herein.

Management also recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the Company's code of business conduct. The code addresses, among other things, potential conflicts of interest; business conduct; political activities; and confidentiality of information. The Company maintains a program to assess compliance with these policies.

The Audit Committee of the Board of Directors, consisting of independent directors, is directly responsible for assuring that management fulfills its financial reporting responsibilities. The Audit Committee met twice during 1993 with management and Ernst & Young to discuss audit activities, internal accounting controls, and financial reporting matters. Ernst & Young has unrestricted access to the Audit Committee.




/s/EDWARD P. FONTAINE                      /s/RICHARD M. SCARLATA
Edward P. Fontaine                         Richard M. Scarlata
President  and                             Senior Vice President
Chief Executive Officer                    Finance and Administration

                                   F-15
               REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS


Board of Directors and Stockholders
Rockefeller Center Properties, Inc.


We have audited the accompanying balance sheets of Rockefeller Center Properties, Inc. as of December 31, 1993 and 1992, and the related statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockefeller Center Properties, Inc. at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ERNST & YOUNG

New York, New York
January 19, 1994,

                                   F-16

                      SELECTED FINANCIAL INFORMATION
               (Dollars in thousands, except per share data)


                             1993         1992         1991         1990       1989
For the Year
Revenues                     $113,560     $122,414     $123,182     $123,513    $125,692
Net income                     35,926       39,148       38,327       37,339      41,128
Net cash provided by
  operating activities         58,231       62,735       57,909       56,356      57,177
Net cash provided by
  investing activities        126,668       23,560       17,200       23,162      12,800
Dividends paid                 37,697       63,392       72,019       70,894      69,769
Repurchase of convertible
  debentures                   -----        30,410       10,600       25,450       8,595

At Year End
Total assets               $1,317,509   $1,432,210   $1,450,103   $1,460,617  $1,477,809
Debt:
 Short term debt              247,223      397,078      389,299      384,443     364,000
 Long term debt               509,713      482,206      487,660      475,019     478,323
 Total debt                   756,936      879,284      876,959      859,462     842,323
Total liabilities             792,344      910,360      904,009      880,831     864,468
Total stockholders' equity    525,165      521,850      546,094      579,786     613,341

Per Share
Net income per share          $0.96        $1.04        $1.02        $1.00       $1.10
Dividends per share            1.00         1.69         1.92         1.89        1.86
Portion of dividends
 representing
 a return of capital           7.4%         38.2%        46.8%        46.7%       40.9%
Book value per share         $13.73       $13.91       $14.56       $15.46      $16.35

                                   F-17
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Liquidity and Capital Resources - The Company
In September 1985, Rockefeller Center Properties, Inc. (the "Company") issued 37,500,000 shares of Common Stock at $20 per share in an initial public offering. Simultaneously with the offering of the Common Stock, the Company issued Current Coupon Convertible Debentures in the principal amount of $335,000,000 and Zero Coupon Convertible Debentures in the face amount of $952,250,000 (collectively, the "Convertible Debentures"). The Company received net proceeds of $1,233,770,000 as a result of such offerings and its initial capitalization in July 1985. Such funds were used to make a convertible, participating mortgage loan (the "Loan") in the face amount of $1,300,000,000 to two partnerships (collectively, the "Borrower"). The Loan, which is secured by the real property interests owned by the Borrower comprising most of the land and buildings known as Rockefeller Center (the "Property"), was made pursuant to a loan agreement between the Company and the Borrower (as amended, the "Loan Agreement"). The Loan is convertible at the Company's option on December 31, 2000 (the "Equity Conversion Date") into a 71.5% (subject to reduction in the event of certain prepayments) general partnership interest in the partnership which will own the Property (the "Partnership") on that date. During December 1993, the Company issued an additional 750,704 shares of Common Stock at $7.00 per share as the result of an exercise of an equivalent number of warrants which were issued pursuant to a court-ordered class action settlement. The Company received proceeds of $5,086,000 from this Common Stock issuance. At December 31, 1993 the Company had 38,260,704 shares of Common Stock outstanding.

The Company's primary source of liquidity is interest income received on the Loan. During the years ended December 31, 1993, 1992 and 1991, cash generated from interest income on the Loan was $103,545,000, $101,660,000 and $100,425,000, respectively. The increase in each year over that of the preceding year is attributable to the scheduled increase in the annualized coupon rate on the Loan. The rate of Base Interest on the Loan increases according to a fixed schedule. Following is a schedule of the rate of Base Interest and the amount of Base Interest expected to be received by the Company in each of the following years ending December 31:

         Rate     Amount                   Rate      Amount
1994:    8.115%   $105,495,000      1998:  8.410%    $109,330,000
1995:    8.390%    109,070,000      1999:  8.420%     109,460,000
1996:    8.400%    109,200,000      2000:  8.430%     109,590,000
1997:    8.410%    109,330,000

The Loan also provides for Additional Interest (as defined) to be earned by the Company. For each year through 2000 in which Gross Revenues (as defined) of the Property exceed $312.5 million, Additional Interest would accrue in an amount equal to the sum of (i) 31.5% of such excess plus (ii) $42.95 million and would be payable currently only to the extent of available cash of the Borrower. If cash were not available, the payment of Additional Interest would be deferred (without interest) until the Equity Conversion Date or such earlier time as cash became available. No
Additional Interest has been earned by the Company to date and whether or not the Company would earn Additional Interest would depend upon the ability of the Borrower to re-lease the approximately 1.76 million remaining square feet (approximately 28.5% of all space at the Property) covered by leases expiring in 1994 at rates significantly above the rental rates obtained for new and renewed leases in 1993 (see "Results of Operations--The Property"). Based on present conditions in the Midtown Manhattan rental market, the Company does not currently expect that it will earn Additional Interest.

                                   F-18
Portfolio and other interest received during 1993, 1992 and 1991 was $6,553,000, $13,924,000 and $14,979,000, respectively. The decrease of
$7,371,000 in portfolio and other interest received from 1992 to 1993 was due principally to sales of portfolio securities, the proceeds from which were used to reduce the Company's short term debt during the year ended December 31, 1993 (see Note 5 to the Financial Statements). During 1993, the Company sold $98,700,000 in face amount of portfolio securities recognizing a gain of $8,593,000. This gain represents the excess of $102,518,000 in net proceeds from the sale over net carrying value of the securities of $93,925,000. In addition, during 1993 the Company received $24,150,000 from the maturity or early redemption of other portfolio securities. The decrease in portfolio and other interest received of $1,055,000 from 1991 to 1992 was due primarily to portfolio redemptions and maturities. The balance of the investment portfolio consists of four securities which are valued in total at $14,300,000 and which either mature or will be sold in 1994. Accordingly, the Company expects to receive a negligible amount of portfolio interest in 1994.

During the years ended December 31, 1993, 1992 and 1991, interest paid on commercial paper, bank loans and other was $31,016,000, $31,633,000 and $34,797,000, respectively. The following schedule presents the components of such interest paid:

                                  1993         1992          1991
    Interest rate swap
      agreements                  $16,620,000  $14,608,000   $6,874,000
    Commercial paper (including
      commercial paper fees and    14,178,000   16,282,000   27,889,000
      expenses)
    Bank loans                        218,000      743,000       34,000
                                  $31,016,000  $31,633,000  $34,797,000

The Company has undertaken a study of its overall capital structure and as part of such study it will continue to explore and evaluate, with the assistance of one or more investment banking advisors, means to modify or reduce its interest rate swap positions. As discussed in Note 5 to the Financial Statements, the annualized net payment relating to net interest rate swaps outstanding at December 31, 1993 was $15,508,000. This amount may change in 1994 and subsequent years as the floating rates receivable under the Company's liability swaps and the floating rates payable under the Company's asset swaps are periodically re-set. As discussed in Note 5 to the Financial Statements, the Company is committed to scheduled reductions in its commercial paper borrowings issued under the letter of credit which is scheduled to expire December 15, 1994. Accordingly, the average amount of commercial paper outstanding during 1994 is expected to be substantially below the average amount outstanding during 1993, and barring a substantial increase in average commercial paper rates, the Company would expect that interest paid on commercial paper will be lower in 1994 than that paid in 1993. The Company's second letter of credit which is scheduled to expire in June 1995 has no scheduled reductions. However, the Company's ability to continue to issue commercial paper would cease if the Company were not able to renew or replace that letter of credit. If the Company were not able to continue to issue commercial paper backed by this facility it would have to turn to commercial bank loans or other sources to replace its current funding through the commercial paper markets and there can be no assurance at this time that such replacement funding would be available to the Company or as to the terms upon which any such replacement funding, if available, could be obtained.

During the years ended December 31, 1993, 1992 and 1991, interest paid on the Current Coupon Convertible Debentures was $17,053,000, $17,209,000 and $19,611,000, respectively. The decrease in each year from that of the prior year is a result of repurchases of such convertible debentures. Coupon payments on outstanding Current Coupon Convertible Debentures are made annually on December 31. The interest rate payable on the $213,170,000 Current Coupon Convertible Debentures outstanding as of December 31, 1993 is 8% per annum. This rate will remain in effect until December 31, 1994, after which it is scheduled to increase to 13% per annum through December 31, 2000. As a result of this increase in rate, the Company's annual disbursement for

                                   F-19
interest on these debentures, assuming that all such debentures outstanding on December 31, 1993 remain outstanding, would increase by $10,658,500 for 1995 and each subsequent year. The Company did not repurchase any of its debentures during 1993 and pursuant to the agreement expiring December 15, 1994 extending the maturity of one of its commercial paper facilities (see
Note 5 to the Financial Statements), the Company has agreed not to repurchase any of its debentures during the term of that agreement.

Combined net cash flow provided by operating and investing activities during 1993 was $184,899,000, from which the Company paid $37,697,000 in dividends and used the balance to reduce short term debt including the repayment of a $20,000,000 bank loan. During 1993, the Company also received proceeds of $5,086,000 from the issuance of shares of Common Stock as discussed above. Pursuant to agreements with certain of its lenders, the Company has applied $3,451,000 from the net proceeds of stock issuance in 1993 to reduce the duration of certain of its interest rate swaps (see
Note 5 to the Financial Statements).

In order to maintain its qualification as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, the Company is obligated to distribute to its stockholders at least 95% of its annual net income as computed for tax purposes. Historically, the Company had distributed to its stockholders substantially all of its annual cash flow in excess of interest and operating expenses, reserves and investments, resulting in a substantial return of capital to stockholders. Through December 31, 1993, cumulative distributions paid of $14.20 per share included a cumulative return of capital of $4.84 per share. Distributions are made in April, July, October and December of each year. As a result of the Company's agreement with certain of its lenders to limit annual dividends to the higher of $1.00 per share or 95% of its annual net income as computed for tax purposes, the Company does not currently expect that future dividends paid will include substantial amounts of return of capital, if any.

The Company is the beneficiary of standby irrevocable letters of credit subject to specified reductions and which, among other things, provide support for the Borrower's payment of Base Interest (as defined) on the Loan. Subject to certain conditions, the Borrower is required to maintain in effect similar letters of credit, or to pledge collateral with a fair market value equal to the required amount of such letters of credit, during the term of the Loan. In April 1993, pursuant to agreements between the Borrower and the Company, the level at which such letters of credit or other collateral must be maintained was increased to $200 million until December 31, 1994. On January 1, 1995, the level of this support will revert to the level originally required to be maintained as of such date under the Loan Agreement, which the Company expects will be not less than $90 million.

Results of Operations - The Company
The Company's principal source of income during each of the years ended December 31, 1993, 1992 and 1991 was loan interest income recognized on the Loan. Loan interest income exceeded loan interest received in each of those years by approximately $4.8 million, $6.2 million and $6.9 million, respectively. The difference in each year is attributable partially to the amortization of original issue discount applicable to the Loan and partially to the recognition of interest income on the Loan according to "the interest method" by which interest is calculated on the basis of the average yield on the notes evidencing the Loan through the Equity Conversion Date. Loan interest income accounted for 95.4%, 88.1% and 87.1% of total revenues during the years ended December 31, 1993, 1992 and 1991, respectively.

Portfolio income earned in 1993 was $5,177,000 or 4.6% of total revenues. In 1992 and 1991, portfolio income accounted for 11.8% and 12.8% of total revenues, respectively. The decline of $9,238,000 in portfolio income from 1992 to 1993 is primarily a result of sales and maturities of portfolio securities as discussed above. The four remaining securities in the portfolio at December 31, 1993 either mature or will be sold in 1994; accordingly, the Company expects that portfolio income in 1994 will be negligible.

                                   F-20
Interest expense on Convertible Debentures during the years ended December 31, 1993, 1992 and 1991 was $49,527,000, $46,749,000 and $47,035,000,
respectively. The increase of $2,778,000 or 5.9% from 1992 to 1993 was principally a result of accruals of interest on the increasing accretion of the principal amount of the Zero Coupon Convertible Debentures. Such accruals of interest grow at the annual rate of 10.2%.

Interest expense on commercial paper, bank loans and other for each of the years ended December 31, 1993, 1992 and 1991 was $28,816,000, $34,050,000
and $33,749,000, respectively. The decline of $5,234,000 in such interest expense from 1992 to 1993 principally reflects a combination of lower average commercial paper borrowings outstanding during the year, at lower average commercial paper rates, and lower average bank loans outstanding. These savings were partially offset by the higher cost of servicing interest rate swaps due to lower variable interest rates received on liability swaps, and to increased commercial paper fees and expenses incurred in connection with the agreement to extend the commercial paper facility originally scheduled to expire in May 1993 until December 15, 1994.

Combined interest expense on convertible debentures, commercial paper, bank loans and other totalled $78,343,000, $80,799,000 and $80,784,000 for each of the years ending December 31, 1993, 1992 and 1991, respectively. These amounts accounted for 94.6%, 94.2% and 95.2% of total expenses in each of the respective years.

General and administrative expenses for the years ended December 31, 1993, 1992 and 1991 were $3,728,000, $4,299,000 and $3,349,000, respectively.
The decrease of $571,000 in general and administrative expenses from 1992 to 1993 principally reflects lower legal and financial advisory fees.

During the year ended December 31, 1993, the Company recognized non-recurring income of $8,593,000 consisting of gains on sales of portfolio securities. Also during the year ended December 31, 1993 the Company incurred an extraordinary loss of $3,451,000 on debt extinguishment. The extraordinary loss was the result of payments made by the Company to certain of its lenders in order to reduce the duration of certain of its interest rate swaps in accordance with agreements with such lenders (see
Note 5 to the Financial Statements). The Company recognized extraordinary gains of $2,537,000 and $38,000 in 1992 and 1991, respectively, in connection with extinguishment of debt. The extraordinary gains were the result of repurchases made at discounts under carrying value. Carrying value of the Current Coupon Convertible Debentures includes interest which has been accrued at the effective annual interest rate of 9.23%, the average yield to the maturity date. The average yield is computed, using the interest method, by combining the differing coupon rates on the Current Coupon Convertible Debentures. There have been no repurchases of convertible debentures since the first quarter of 1992.

                                   F-21
Results of Operations - The Property
The financial information and analysis included in the following discussion of the results of operations of the Property have been furnished to the Company by the Borrower.

The operating results of the Property during the years ended December 31, 1993, 1992 and 1991 are presented in summary form in the table below:

                                        Years Ended December 31,
(In thousands)                        1993        1992        1991

Gross revenue:
    Fixed and percentage rents        $148,960    $150,197    $152,289
    Operating  and real  estate
     tax escalation                     55,643      57,029      57,224
    Consideration revenues               3,227       3,295         984
    Sales and service revenues          18,767      18,479      19,700
                                       226,597     229,000     230,197
Operating expenses:
    Real estate taxes                   44,336      44,481      42,725
    Utilities                           16,553      16,360      16,092
    Maintenance and engineering         33,657      30,509      30,037
    Other operating expenses            40,639      40,792      40,927
    Management fee                       2,579       2,491       2,402
    General and administrative           5,871       6,231       4,285
                                       143,635     140,864     136,468
Operating income before interest
 depreciation and amortization          82,962      88,136      93,729

Depreciation and amortization           21,821      19,834      17,137
Interest expense, net                  114,599     114,040     114,481

Net loss                              ($53,458)   ($45,738)   ($37,889)

The gross revenue of the Property for the year ended December 31, 1993 decreased by $2.4 million, or 1%, when compared to the prior year. The decrease in gross revenue was primarily a result of lower fixed and percentage rents and lower operating and real estate tax escalation revenue. These combined decreases principally reflect lease renewals at lower base rents due to market conditions and new base years for escalation, as well as lower average occupancy levels of the Property during 1993 as compared to 1992. The following table shows the occupancy rates for the Property at specified dates:

      March 31, 1992       -95.8%     March 31, 1993      -93.9%
      June 30, 1992        -94.6%     June 30, 1993       -93.9%
      September 30, 1992   -94.3%     September 30, 1993  -94.1%
      December 31, 1992    -94.0%     December 31, 1993   -94.6%

During the year ended December 31, 1993, 147 leases covering approximately 420,000 square feet of office, retail and storage space were concluded and took effect at net effective annual rates averaging $35.93 per square foot. Office space, which accounted for approximately 349,000 square feet was leased at net effective annual rental rates averaging $31.54 per square foot (compared to $31.40 per square foot for office space leases signed in 1992). Net effective annual rental rates are net of tenant improvements, concessions and brokerage commissions. The gross rental rates for office space leases which were concluded and took effect during the year ended December 31, 1993 averaged $38.01 per square foot. The actual rate at which each lease was executed depended upon location within the Property, type of space leased, lease length and other factors. Of the approximately 349,000 square feet of office space leased during 1993, approximately 230,000 square feet

                                   F-22
represented renewals of existing tenants at an average gross rental rate of $38.52 per square foot. The combined fixed rent and escalation payments prior to lease renewal for these renewing tenants averaged $52.21 per square foot.

In addition, leases representing 646,000 square feet of the rental space scheduled to become available in 1994 (of which 623,000 square feet was accounted for by office space) were also signed during 1993. The rental rates achieved on these 1994 leases met or exceeded existing market conditions; nevertheless, because these leases were concluded principally with major tenants, the average net effective rental rate achieved for these leases was $28.86 per square foot ($28.12 per square foot for office space). The gross rental rates for office space under these 1994 leases averaged $39.34 per square foot. Of the approximate 623,000 square feet of office space referred to above, approximately 552,000 square feet represented renewals of existing tenants at an average gross rental rate of $39.27 per square foot. The combined fixed rent and escalation payments prior to lease renewal for these renewing tenants averaged $35.12 per square foot.

The following table shows selected lease expiration information for the Property as of December 31, 1993 and has been furnished to the Company by the Borrower. Lease turnover during the term of the Loan could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal rents and rental income resulting therefrom will be significantly affected by market conditions at the time and by the terms on which the Borrower can then lease space.

      Year                  Number of                         % of total
                            leases          Area (sq. ft.)    rentable area
                            expiring
      1994                   211             1,763,412        28.5%
      1995                    97               310,959         5.0
      1996                    58               117,407         1.9
      1997                    40                76,358         1.2
      1998                    39               175,330         2.8
      1999                    27               115,127         1.9
      2000                    20               327,374         5.3
      2001                    11                35,702         0.6
      2002                    20               130,822         2.1
      2003                    20                59,666         1.0
      2004                    17               190,570         3.1
      2005-2019               33               917,518        14.8
      2020                     1                98,577         1.6
      2022                     2             1,285,860        20.8
      Space under
       temporary occupancy   N/A               160,827         2.6
      Vacant space           N/A               332,505         5.4
      Space occupied by
       the Borrower          N/A                87,444         1.4
                             596             6,185,458       100.0%

The operating expenses of the Property increased by $2.8 million, or 2%, during the year ended December 31, 1993, when compared to the prior year. This increase was principally a result of increased maintenance and engineering costs ($3.1 million) and higher utility costs ($.2 million). These increases were partially offset by lower general and administrative expense ($.4 million) and decreased other operating expenses ($.2 million).

The increase in maintenance and engineering resulted from increased labor expense and higher building maintenance costs. Higher utility costs reflect increased usage as a result of colder weather in 1993 as compared to 1992 and increased rates. The decrease in general and administrative expenses resulted from a lower provision for doubtful accounts. The decrease in other operating expenses reflected decreases in cleaning costs and the cost of sales of services to tenants, partially offset by an increase in security expenses.

                                   F-23
As   a   result  of  the  foregoing,  operating  income  before   interest,
depreciation and amortization for the year ended December 31, 1993, decreased by $5.2 million, or 6%, when compared to the prior year.

Depreciation and amortization for the year ended December 31, 1993 increased $2 million, or 10%, as a result of a higher fixed asset base which included expenditures required by the Loan Agreement, other capital expenditures and improvements to tenant spaces.

Interest expense, net during the year ended December 31, 1993 increased by $.6 million, or 0.5%, as a result of scheduled increases in interest expense on the Company's Loan and increased interest expense as a result of additional loans made to the Borrower by its partners to fund certain of the Property's capital improvements, partially offset by a decrease in the interest rate on these capital improvement loans.

The gross revenue of the Property for the year ended December 31, 1992 decreased by $1.2 million, or 1% when compared to the prior year. The decrease in gross revenue was primarily a result of lower fixed and percentage rents and lower sales and service revenue. These decreases were substantially offset by increased consideration revenue. Consideration revenue principally consists of one time negotiated payments by tenants for the right to cancel their leases prior to scheduled termination. The decrease in fixed and percentage rents reflected lower occupancy levels at the Property.

During the year ended December 31, 1992, 141 leases covering approximately 230,000 square feet of office, retail and storage space were concluded and took effect at net effective annual rental rates averaging $33.76 per square foot. Office space, which accounted for approximately 203,000 square feet, was leased at net effective annual rental rates averaging $31.40 per square foot.

The operating expenses of the Property increased by $4.4 million, or 3%, during the year ended December 31, 1992, when compared to the prior year. This increase was principally the result of higher general and administrative expense ($1.9 million), increased real estate taxes ($1.8 million), higher maintenance and engineering costs ($.5 million), and higher utility costs ($.3 million).

Cash Flow - The Property
For the year ended December 31, 1993, the Property experienced an operating cash deficit of $17.7 million after payments of interest to the Company of $103.5 million. For the year ended December 31, 1992, the Property experienced an operating cash deficit of $18.3 million after payments of interest to the Company of $101.7 million. This decrease in operating cash deficit of $.6 million was principally a result of changes in net working capital partially offset by lower operating income before interest, depreciation and amortization and increased interest paid to the Company. For the year ended December 31, 1991, the Property experienced an operating cash deficit of $8.5 million after payments of interest to the Company of $100.4 million. The increase in operating cash deficit between 1991 and 1992 of $9.8 million was principally a result of lower operating income before interest, depreciation and amortization and other changes in net working capital. The Borrower also expended funds for capital improvements to the Property, tenant improvements and leasing commissions as follows:

                                      (In Thousands)
                                  Years ended December 31,
                                  1993       1992      1991
     Capital improvements         $27,300    $24,900   $42,300
     Tenant improvements            7,900      4,000     2,800
     Leasing commissions
      (including Legal
      fees in 1993)                 8,500      2,400     2,200
                                  $43,700    $31,300   $47,300

                                   F-24
The cumulative cash flow shortfall of the Borrower since the inception of the Loan in September 1985 ($433.2 million), has been funded by capital contributions ($185.2 million), loans from its partners ($123 million) and non-interest bearing advances from an affiliate ($125 million). The Loan Agreement provides for the establishment of loans for the cumulative portion of capital improvements made by the Borrower in excess of amounts specified in the Loan Agreement. The cumulative amounts of excess capital improvements totaled $123 million, $107.5 million and $102 million at December 31, 1993, 1992 and 1991, respectively. These excess capital improvement loans are deemed to be made to the Borrower by its partners and bear interest at 80% of the prime rate (as defined), compounded quarterly, which is added to the loan principal at the end of each year. At December 31, 1993, 1992 and 1991, the amount of such excess capital improvement loans (including accrued interest) totaled $149.7 million, $127.9 million and $116.3 million, respectively. The results of operations of the Property for 1993, 1992 and 1991 reflect non-cash interest charges of $6.3 million, $6.2 million and $7.1 million, respectively, relating to interest on these excess capital improvement loans. Both the excess capital improvement loans and the non-interest bearing advances are subordinate to the Company's Loan; however, if the Company exercises its option to convert the Loan into an equity interest in the Partnership, any outstanding loans for excess capital improvements (including accrued interest) will become the obligation of the Partnership.

The Borrower is committed to expend significant amounts of funds for tenant improvements and leasing commissions in connection with the renegotiated and/or new 1994 leases. In order to renew and/or re-lease the remaining space coming due in 1994, significant funds could also be required to be expended. Additionally, the Borrower has committed to and may be required to commit to rent abatements in connection with the renewal and/or releasing of space.

The letters of credit previously discussed under Liquidity and Capital Resources -- The Company, support the payment of Base Interest on the Loan in the event of cash flow shortfalls from the Property.

Appraised Value - The Property
During 1993, the Company engaged an independent appraisal firm to appraise the value assigned to the Property. This firm concluded that, as of December 31, 1993, the value assigned to the various fee and leasehold interests comprising the Property, subject to existing leases, was $1.15 billion, a decrease of $50 million from the value assigned in an appraisal conducted as of December 31, 1992. This decrease is reflective of the adverse impact on near term cash flow of the significant free rent and tenant improvement allowances associated with the releasing of space which rolls over in 1994. These appraisals are discussed in greater detail in
Part I, Item 1, of the Company's Form 10-K.

                                   F-25

                        QUARTERLY STOCK INFORMATION


Price Range (Composite)

1993           1Q             2Q             3Q             4Q
High           $10 1/8        $8 3/4         $7 1/2         $7 1/4
Low             $6 7/8        $6 3/4         $6 7/8         $6 1/2

1992           1Q             2Q             3Q             4Q
High           $17 1/2        $17 3/8        $13 3/8        $10 1/2
Low            $15 1/8        $13 3/8         $9 3/4         $6 7/8


F-26

                    SCHEDULE I -- MARKETABLE SECURITIES

                    ROCKEFELLER CENTER PROPERTIES, INC.
                             December 31, 1993



  COL. A               COL. B        COL. C       COL. D        COL. E
                                                                Amount at
  ISSUER GROUPINGS     Principal                  Market        Which
                       Amount of                  Value at      Carried in
                         Notes       Original     Balance       the Balance
                                     Cost         Sheet Date    Sheet

CORPORATE NOTES
  Fixed Rate Notes
    Consumer Products
      and Services     $6,300,000    $6,679,059    $6,419,268     $6,300,000

  Floating Rate Notes
    Regional Banks      5,000,000     4,900,000     4,999,500      5,000,000


      Total Corporate
        Notes          11,300,000    11,579,059    11,418,768     11,300,000

FOREIGN GOVERNMENT
 BONDS                  3,000,000     3,579,060     3,165,240      3,000,000



      Total Portfolio
        Securities    $14,300,000   $15,158,119   $14,584,008    $14,300,000

                                   F-27