Form 10-Q
period 1994-03-31
ROCKEFELLER CENTER PROPERTIES INC
filed 1994-05-12
CIK 773652

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

Commission file number      1-8971


           Rockefeller Center Properties, Inc.
(Exact name of registrant as specified in its charter)

         Delaware                       13-3280472
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)


1270 Avenue of the Americas, New York, N.Y.  10020
(Address of principal executive offices) (Zip Code)

(212) 698-1440
(Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]      No [  ]

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Stock, $.01 par value - 38,260,704 shares as of April 29, 1994



PART I--FINANCIAL INFORMATION
        ITEM 1.  Financial Statements

                     ROCKEFELLER CENTER PROPERTIES, INC.
                               BALANCE SHEETS
                              ($ in thousands)


                                           MARCH 31, 1994       DECEMBER 31, 1993
                                            (UNAUDITED)
ASSETS
Loan receivable, net of unamortized discount
  of $39,534 and $40,636                     $1,260,466           $1,259,364
Portfolio securities                             11,000               14,300
Interest receivable                              43,961               38,063
Deferred debt issuance costs, net                 4,759                4,936
Cash                                                126                  252
Other assets                                        470                  594
                                             $1,320,782           $1,317,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Commercial paper outstanding, net of
       unamortized discount of $369 and $427   $229,516             $247,223
     Current coupon convertible debentures
       due 2000                                 213,170              213,170
     Zero coupon convertible debentures due
       2000, net of unamortized discount of
       $282,246 and $289,642                    303,939              296,543
     Distributions payable to stockholders        6,696
     Accrued interest payable                    40,657               33,662
     Accounts payable and accrued expenses        1,668                1,746
                                                795,646              792,344

Contingencies

Stockholders' equity:
     Common stock $.01 par value:
       150,000,000 shares authorized,
       38,260,704 shares issued and
       outstanding                                  383                  383
     Additional paid-in capital                 705,517              705,517
     Distributions to stockholders in excess
       of net income                           (180,764)            (180,735)

           Total stockholders' equity           525,136              525,165
                                             $1,320,782           $1,317,509

                      See notes to financial statements

                     ROCKEFELLER CENTER PROPERTIES, INC.
                            STATEMENTS OF INCOME
                   ($ in thousands except per share data)
                                 (UNAUDITED)



                                              QUARTERS ENDED MARCH 31,
                                               1994             1993
Revenues:
     Loan interest income                     $27,030         $26,929
     Portfolio income                             240           3,220
     Short term investment income                                  15
                                               27,270          30,164

Expenses:
 Interest expense:
     Convertible debentures                    12,891          12,093
     Commercial paper, bank loan and other      6,381           8,621
 General and administrative                     1,155             899
 Amortization of deferred debt issuance costs     176             176
                                               20,603          21,789

Income before non-recurring income              6,667           8,375
Non-recurring income (gain on sales
 of portfolio securities)                                       5,926

Net income                                     $6,667         $14,301

Income per share:
  Primary:
     Net income per share                       $0.17          $0.38

  Fully diluted:
     Net income per share                        N/A           $0.32

                      See notes to financial statements

                     ROCKEFELLER CENTER PROPERTIES, INC.
                          STATEMENTS OF CASH FLOWS
                              ($ in thousands)
                                 (UNAUDITED)

                                                      QUARTERS ENDED MARCH 31,
                                                        1994          1993
Cash flows from operating activities:
     Loan interest received                            $19,674      $19,186
     Portfolio and other interest received                 597        3,360
     Interest paid on commercial paper, bank loan and
       other                                            (5,176)      (8,119)
     Payments for accounts payable, accrued expenses
       and other assets                                 (1,037)        (912)
      Net cash provided by operating activities         14,058       13,515
Cash flows from investing activities:
     Portfolio maturities and redemptions                3,300
     Sales of portfolio securities                                   49,633
      Net cash provided by investing activities          3,300       49,633
Cash flows from financing activities:
     Maturities of commercial paper, net               (17,484)     (42,390)
     Repayment of bank loan, net                                    (20,000)
      Net cash used in financing activities            (17,484)     (62,390)
Net (decrease) increase in cash                           (126)         758
Cash at the beginning of the period                        252          132
Cash at the end of the period                             $126         $890

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net Income                                              $6,667      $14,301
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Gain on sales of portfolio securities                           (5,926)
     Amortization of discount:
      Zero coupon convertible debentures                 7,396        6,710
      Loan receivable                                   (1,102)      (1,014)
      Portfolio securities                                             (230)
     Increase in interest receivable                    (5,898)      (6,583)
     Decrease in deferred debt issuance costs and
      other assets, net                                    300          279
     Increase in accrued interest payable and
      amortized unpaid discount on commercial paper      6,773        5,979

     Decrease in accounts payable and accrued expenses     (78)          (1)

     Net cash provided by operating activities         $14,058      $13,515

                      See notes to financial statements

                     ROCKEFELLER CENTER PROPERTIES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.  LOAN INTEREST INCOME
Loan interest income of Rockefeller Center Properties, Inc. (the "Company") is calculated on the basis of the average yield on the notes evidencing the loan from the date of issuance through December 31, 2000 (the "Equity
Conversion Date" and the date at which the loan will, if not converted, begin to bear floating rates of interest). The average yield is 8.51% per annum and combines (using the interest method) the differing coupon rates of base interest with the amortization of the original issue discount applicable to the loan.

2.  DEBT
    CONVERTIBLE DEBENTURES
Interest expense recognized on the convertible debentures is based on the average yields from the date of issuance through the maturity date, December 31, 2000. The average yields are computed (using the interest method with semiannual compounding) by (1) combining the differing coupon rates on the Current Coupon Convertible Debentures and (2) amortizing the original issue discount related to the Zero Coupon Convertible Debentures. The resulting effective annual interest rates are 9.23% and 10.23% for the Current Coupon and Zero Coupon Convertible Debentures, respectively.

    COMMERCIAL PAPER OUTSTANDING
As of March 31, 1994, there was $229,885,000 face amount of commercial paper outstanding at a weighted average interest rate of 3.73% and a weighted average maturity of 29 days. The Company's commercial paper, which as of March 31, 1994 could be issued in amounts up to a total of $245,000,000, is supported by two letters of credit having the highest short term credit ratings. One letter of credit, originally in the amount of $200,000,000, was scheduled to expire in May 1993, but has been extended to December 15, 1994. This letter of credit has been reduced to $45,000,000 as of March 31, 1994 and is subject to further scheduled reductions as outlined below. The other letter of credit in the amount of $200,000,000, is scheduled to expire in June 1995 and is not subject to any scheduled reductions.

                            Scheduled              Facility
                           Reductions               Level
      March 31, 1994                             $45,000,000
      May 31, 1994         $15,000,000            30,000,000
      August 31, 1994       12,000,000            18,000,000
      December 15, 1994     18,000,000                     0

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

Between 1987 and 1992, the Company repurchased and retired $366,065,000 face amount of its Zero Coupon Convertible Debentures (38.4% of the original issue) and $121,830,000 face amount of its Current Coupon Convertible Debentures (36.4% of the original issue), (collectively, the "Convertible Debentures"). The proceeds from the issuances of commercial paper were used by the Company to finance its repurchases of its Convertible Debentures and its acquisition of a portfolio of investment securities and are used for other general corporate purposes.

In connection with its issuance of commercial paper and the acquisition of its portfolio of investment securities, the Company entered into interest rate swap agreements with financial institutions that were intended either to fix a portion of the Company's interest rate risk on floating rate debt ("Liability Swaps"), or to fix the yield on its floating rate portfolio securities ("Asset Swaps"). At March 31, 1994, the Company had in effect swap arrangements in the notional principal amounts of $285 million in Liability Swaps and $40 million in Asset Swaps. Under the Liability Swaps, the Company pays a fixed rate of interest semiannually (weighted average of 9.73% at March 31, 1994) and receives a variable rate of interest semiannually (weighted average of 3.47% at March 31, 1994) based on 180-day LIBOR. Under the Asset Swaps, the Company receives a fixed rate of interest semiannually (weighted average of 9.47% at March 31, 1994) and pays a variable rate of interest quarterly (weighted average of 3.71% at March 31, 1994) based on 90-day LIBOR.

The principal or notional amounts of interest rate swaps which are used for hedging purposes are not reflected in the balance sheets. The incremental revenue or expense associated with an interest rate swap is recognized over the term of the swap arrangement and through March 31, 1993 had been presented in the statements of income as a component of the interest revenue of the related asset or the interest expense of the related liability. In connection with the continuing reduction in the aggregate amount of commercial paper outstanding which commenced in April 1993 and the sale of a substantial portion of its portfolio of investment securities in order to fund such reduction, beginning in the second quarter of 1993, the Company has presented interest rate swaps on a net basis as a component of interest expense on commercial paper, bank loan and other. Prior periods have not been restated. Expiration information relating to interest rate swap contracts, as of March 31, 1994, is as follows:

    Expiring                     Notional Amounts
    during year

                                                    Net Swaps
                         Asset       Liability     Outstanding
                         Swaps           Swaps    At End of Year
         1994       $5,000,000                     $250,000,000
         1995        5,000,000                      255,000,000
         1996       20,000,000                      275,000,000
         1997        5,000,000     $30,000,000      250,000,000
         1998        5,000,000     125,000,000      130,000,000
         1999                      130,000,000                0
                   $40,000,000    $285,000,000

The net notional principal, weighted average interest rate of net swaps outstanding and annualized net payment relating to interest rate swap contracts, as of March 31, 1994, are as follows:

          Net notional principal   $245,000,000

          Weighted average
          interest rate
          of net swaps
          outstanding               6.345%

          Annualized net payment    $15,545,000


The current net settlement value of all swaps outstanding at March 31, 1994, based on information supplied by the counter-parties to the swap contracts, was a net liability for the Company of approximately $42 million. Generally, the net settlement value would decrease with an increase in LIBOR rates and would increase as a result of a decrease in LIBOR rates.

The Company has undertaken a study of its overall capital structure and as part of such study it will continue to explore and evaluate, with the assistance of Kidder, Peabody & Co., its investment banking advisor, means to modify or reduce its interest rate swap positions. The Company has agreed to apply 75% of any net proceeds received from common stock issuances to reduce the duration of certain swaps. (See also Page 13 of "Management's Discussion and Analysis of Financial Condition and Results of Operations".)

3.  NET INCOME PER SHARE AND DISTRIBUTIONS
Net income per share is based upon 38,260,704 and 37,510,000 average shares of Common Stock outstanding during the quarters ended March 31, 1994 and 1993, respectively. For the quarter ended March 31, 1994, fully diluted net income per share is not presented since the effect of the assumed conversion of the Convertible Debentures would be anti-dilutive. For the quarter ended March 31, 1993, fully diluted net income per share has been computed based on the assumption that all of the Convertible Debentures are converted into common shares. For purposes of calculating fully diluted net income per share for the quarter ended March 31, 1993, net income has been increased by the interest expense related to the Convertible Debentures and the amortization of deferred debt issuance costs and the weighted average number of shares outstanding has been increased by the weighted average of the additional common shares that would be issued upon conversion of the Convertible Debentures during the period. The weighted average number of shares used in such calculation was 82,541,731.

On March 8, 1994 the Company declared a quarterly dividend of $0.175 per share payable April 25, 1994 to stockholders of record at the close of business on April 8, 1994. The Company's dividend declarations are oriented to maintaining the Company's real estate investment trust status, which requires that annual dividends total not less than 95% of annual net income as computed for tax purposes.

4.  LEGAL MATTERS
The Company is not a party to any material legal proceeding or environmental litigation, nor is it aware of any such proceeding or litigation pending or threatened against it.

5.  SUMMARIZED FINANCIAL INFORMATION
Summarized financial information concerning the results of operations of the Property (as defined below) has been furnished to the Company by the Borrower (as defined below) and is presented below:

                                         ($ in
                                       thousands)
                                      (unaudited)

                               Quarters ended March 31,

                                   1994       1993
Gross Revenue                    $55,248     $58,354
Less:
  Operating expenses             (34,073)    (35,127)
  Depreciation and amortization   (5,980)     (5,450)
  Interest expense, net          (28,954)    (28,605)

Net Loss                        ($13,759)   ($10,828)

                     ROCKEFELLER CENTER PROPERTIES, INC.
              ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources--The Company
The primary source of liquidity for the Company is interest income received on its mortgage loan to two partnerships (collectively, the "Borrower"). The mortgage loan is secured by the real property interests comprising most of the land and buildings known as Rockefeller Center (the "Property"). During the three months ended March 31, 1994 and 1993, cash generated from interest income on the mortgage loan was $19,674,000 and $19,186,000, respectively. The increase of $488,000 in interest income received on the mortgage loan is attributable to the scheduled increase in the annualized coupon rate on the mortgage loan. The rate of base interest on the mortgage loan increases according to a fixed schedule. Following is a schedule of the rate of base interest and the amount of base interest expected to be received by the Company in each of the following years ending December 31:

      Rate       Amount               Rate       Amount
1994  8.115%  $105,495,000      1998  8.410%  $109,330,000
1995  8.390%   109,070,000      1999  8.420%   109,460,000
1996  8.400%   109,200,000      2000  8.430%   109,590,000
1997  8.410%   109,330,000

While the mortgage loan coupon rate for the year 1994 is 8.115%, interest is receivable from the Borrower in accordance with a schedule requiring the Borrower to pay on November 30 of each year that portion of the interest payment due for the whole year equal to the Company's original obligation with respect to the original outstanding amount of its Current Coupon Convertible Debentures ($26.8 million for 1994) and the remainder quarterly on February 28, May 31, August 31 and November 30 of each such year ($19,674,000 for each such date for 1994).

The mortgage loan also provides for Additional Interest (as defined therein) to be earned by the Company. For each year through 2000 in which Gross Revenues (as defined therein) of the Property exceed $312.5 million, Additional Interest would accrue in an amount equal to the sum of (i) 31.5% of such excess plus (ii) $42.95 million and would be payable currently only to the extent of available cash of the Borrower. If cash were not available, the payment of Additional Interest would be deferred (without interest) until the Equity Conversion Date or such earlier time as cash became available. No Additional Interest has been earned by the Company to date and whether or not the Company would earn Additional Interest would depend upon the ability of the Borrower to re-lease the approximately 1.18 million remaining square feet (approximately 19.1% of all space at the Property) covered by leases expiring during the remainder of 1994 at rates significantly above the rental rates obtained for new and renewed leases in 1994 to date (see "Results of Operations--The Property"). Based on present conditions in the Midtown Manhattan rental market, the Company does not currently expect that it will earn Additional Interest.

Portfolio  and other interest received during the three months  ended  March
31, 1994 and 1993 was $597,000 and $3,360,000, respectively. The decrease in portfolio and other interest received of $2,763,000 was due primarily to portfolio sales and maturities, the proceeds from which were used to reduce the Company's short term debt during 1993 and the first three months of 1994. During such period the Company reduced short term debt by approximately $166 million. During the three months ended March 31, 1994 the Company received $3,300,000 from the maturity of portfolio securities.
The balance of the investment portfolio is comprised of three securities which are valued in total at $11,000,000 and which either mature or will be sold in 1994. Accordingly, the Company expects to receive portfolio interest in 1994 which will be substantially less than portfolio interest received in 1993.

The following schedule presents the components of commercial paper, bank loan and other interest paid during the periods shown.

                                   Three Months ended March 31,
                                      1994           1993

   Interest rate swap agreements    $2,350,000    $3,139,000
   Commercial paper (including
     commercial paper fees and
     expenses)                       2,826,000     4,762,000

   Bank loan                                         218,000
                                    $5,176,000    $8,119,000

As discussed in Note 2 to the Financial Statements, the annualized net payment relating to the $245,000,000 net notional principal of the interest rate swaps outstanding at March 31, 1994 was $15,545,000. This amount may change during the remainder of 1994 and in subsequent years, as the floating rates receivable under the Company's liability swaps and the floating rates payable under the Company's asset swaps are periodically re-set. Also, as discussed in Note 2 to the Financial Statements, the Company is committed to scheduled reductions in its commercial paper borrowings issued under the letter of credit which is scheduled to expire on December 15, 1994. Accordingly, the average amount of commercial paper outstanding during 1994 is expected to be substantially below the average amount outstanding during 1993, and barring a substantial increase in average commercial paper rates, the Company would expect that interest paid on commercial paper will be lower in 1994 than that paid in 1993. The Company's second letter of credit which is scheduled to expire in June 1995 is not subject to any scheduled reductions. However, the Company's ability to continue to issue commercial paper would cease if the Company were not able to renew or replace that letter of credit. If the Company were not able to continue to issue commercial paper backed by this facility it would have to turn to commercial bank loans or other sources to replace its current funding through the commercial paper markets and there can be no assurance at this time that such replacement funding would be available to the Company or as to the terms upon which any such replacement funding, if available, could be obtained. At March 31, 1994, the net notional principal of outstanding interest rate swaps ($245 million) matched the total commercial paper issuable by the Company under its two letters of credit backed commercial paper facilities ($200 million and $45 million).

The Company has undertaken a study of its overall capital structure, and as part of such study it will continue to explore and evaluate, with the assistance of Kidder, Peabody & Co., its investment banking advisor, means to modify or reduce its interest rate swap positions. The Company has agreed to apply 75% of any net proceeds received from common stock issuances to reduce the duration of certain swaps.

Coupon payments on outstanding Current Coupon Convertible Debentures are made annually on December 31. The interest rate payable on the $213,170,000 Current Coupon Convertible Debentures outstanding as of March 31, 1994 is 8% per annum and will require payments totalling approximately $17,054,000 on December 31, 1994. This rate will remain in effect until December 31, 1994, after which it is scheduled to increase to 13% per annum through December 31, 2000. As a result of this increase in rate, the Company's annual disbursement for interest on these debentures, assuming that all such debentures outstanding on March 31, 1994 remain outstanding, would increase by $10,658,500 for 1995 and each subsequent year. The Company did not repurchase any of its debentures during the first three months of 1994 and pursuant to the agreement extending the maturity of one of its commercial paper facilities to December 15, 1994 (see Note 2 to the Financial Statements), the Company has agreed not to repurchase any of its debentures during the term of that agreement.

Combined net cash flow provided by operating and investing activities during the three months ended March 31, 1994 was $17,358,000, which was used together with cash on hand by the Company to reduce commercial paper borrowings in the amount of $17,484,000.

The Company is the beneficiary of standby irrevocable letters of credit subject to specified reductions and which, among other things, provide support for the Borrower's payment of base interest on the mortgage loan. Subject to certain conditions, the Borrower is required to maintain in effect similar letters of credit, or to pledge collateral with a fair market value equal to the required amount of such letters of credit, during the term of the mortgage loan. In April 1993, pursuant to agreements between the Borrower and the Company, the level at which such letters of credit or other collateral must be maintained was increased to $200 million until December 31, 1994. On January 1, 1995, the level of this support will revert to the level originally required to be maintained as of such date under the Loan Agreement, which the Company expects will be not less than $90 million.

Results of Operations--The Company
The Company's principal source of income during each of the three-month periods ended March 31, 1994 and 1993 was loan interest income recognized on the mortgage loan. Loan interest income exceeded loan interest received by $7,356,000 and $7,743,000 during the three-month periods ended March 31, 1994 and 1993, respectively. The difference in each period is attributable partially to the aforementioned schedule of periodic interest payments, partially to the amortization of original issue discount applicable to the mortgage  loan  and partially to the recognition of interest income  on  the mortgage loan according to "the interest method" by which interest is calculated on the basis of the average yield on the notes evidencing the mortgage loan through the Equity Conversion Date. Loan interest income accounted for 99.1% and 89.3% of total revenues during the three-month periods ended March 31, 1994 and 1993, respectively.

Portfolio income, which accounted for approximately 0.9% of total revenues during the three months ended March 31, 1994, declined by $2,980,000 from the comparable period in the prior year primarily as a result of sales and maturities of portfolio securities. This source of revenue is expected to be eliminated in 1994, as a result of future sales and maturities of portfolio securities in order to fund together with operating income the scheduled reductions in commercial paper borrowings (see Note 2 to the Financial Statements). At March 31, 1994 the face amount of the Company's portfolio of investment securities was $11,000,000, and the weighted average annual interest rate receivable on these securities was 8.45%.

Interest expense on convertible debentures for the three months ended March 31, 1994 increased by $798,000, or 6.6%, over that of the comparable prior year period, principally as a result of accruals of interest on the increasing accretion of the principal amount of the Zero Coupon Convertible Debentures.

Interest expense on commercial paper, bank loan and other declined by $2,240,000, or 26.0%, from the comparable prior year period reflecting a combination of lower average commercial paper borrowings and lower average bank loans outstanding, both of which were partially offset by the higher cost of servicing interest rate swaps due to lower variable interest rates received on liability swaps and to increased commercial paper fees incurred in connection with the agreement to extend to December 15, 1994 the commercial paper facility originally scheduled to expire in May 1993.

As discussed above in "Liquidity and Capital Resources--The Company", and in
Note 2 to the Financial Statements, at March 31, 1994 the net notional principal of outstanding interest rate swaps and the amount of the Company's commercial paper which could be issued were matched. Also, as discussed the Company has undertaken a study of its overall capital structure, and as part of such study it will continue to explore and evaluate means to modify or reduce its interest rate swap positions. During the second quarter of 1994, the amount of the Company's commercial paper which could be issued will decline to an amount which will be less than the net notional principal of outstanding swaps. The Company may be required to take a non-cash charge to earnings for the present value of future estimated payments required under such "naked" swaps. The amount of any such charge is not presently calculable and would not be deductible for tax purposes; accordingly, it would have no impact on the Company's dividend.

General and administrative expenses for the three months ended March 31, 1994 increased by $256,000, or 28.5%, over that of the comparable prior year period principally due to increases in financial advisory fees, legal fees and general corporate administrative expenses.

Results of Operations--The Property
The financial information and analysis included in the following discussion of the results of operations of the Property have been furnished to the Company by the Borrower.

The operating results of the Property during the three months ended March 31, 1994 and 1993 are presented in summary form in the table below:

                                      ($ In Thousands)
                                        (Unaudited)

                                     Three Months Ended
                                          March 31,

                                       1994       1993
Gross revenue:
   Fixed and percentage rents        $37,186     $37,228
   Operating and real estate
    tax escalation                    12,290      14,568
   Consideration revenues              1,731       2,533
   Sales and service revenues          4,041       4,025
                                      55,248      58,354
Operating Expenses:
   Real estate taxes                  10,558      11,620
   Utilities                           4,915       4,710
   Maintenance and engineering         7,539       7,446
   Other operating expenses            9,474       9,599
   Management fee                        657         642
   General and administrative            930       1,110
                                      34,073      35,127

Operating income before interest,
 depreciation and amortization        21,175      23,227
Depreciation and amortization          5,980       5,450
Interest expense, net                 28,954      28,605
Net Loss                            ($13,759)   ($10,828)

The gross revenue of the Property during the quarter ended March 31, 1994 decreased by $3.1 million when compared to the comparable prior year period. The decrease in gross revenue during the quarter was primarily a result of lower operating and real estate tax escalation revenue and decreased consideration revenue. Consideration revenue principally consists of one time negotiated payments by tenants for the right to cancel their leases prior to scheduled termination. The decreases in operating and real estate tax escalation revenue reflects the establishment of new escalation base years in connection with new leases and lease renewals and a decrease in escalatable real estate tax expense.

The following table shows the occupancy rates for the Property at specified dates:

     June 30, 1992       -  94.6%      June 30, 1993       -  93.9%
     September 30, 1992  -  94.3%      September 30, 1993  -  94.1%
     December 31, 1992   -  94.0%      December 31, 1993   -  94.6%
     March 31, 1993      -  93.9%      March 31, 1994      -  95.6%

During the quarter ended March 31, 1994, 39 leases covering approximately 453,000 square feet of office, retail and storage space were concluded and took effect at net effective annual rates averaging $30.84 per square foot. Office space, which accounted for approximately 439,000 square feet was leased at net effective annual rental rates averaging $29.82 per square foot (compared to $31.54 per square foot for office space leases signed in all of
1993). Net effective annual rental rates are net of tenant improvements, concessions and brokerage commissions. The gross rental rates for office space leases which were concluded and took effect during the quarter ended March 31, 1994 averaged $43.07 per square foot (compared to $38.01 per square foot for office space leases signed in all of 1993). The actual rates at which each lease was executed depended upon location within the
Property, type of space leased, lease length and other factors. Of the approximately 439,000 square feet of office space leased during the quarter ended March 31, 1994, approximately 345,000 square feet represented renewals of existing tenants at an average gross rental rate of $43.30 per square foot. The combined fixed rent and escalation payments prior to lease renewal for these renewing tenants averaged $39.31 per square foot.

In  addition  to  the leases discussed above, during 1992 and  1993,  leases representing 841,000 square feet of rental space scheduled to become available on October 1, 1994 (of which approximately 801,000 square feet was accounted for by office space) were concluded and will take effect on October 1, 1994. The rental rates achieved on these leases met or exceeded existing market conditions at the time of lease signing; nevertheless, because these leases were concluded principally with major tenants, the average net effective rental rates achieved for these leases was $29.37 per square foot ($28.98 per square foot for office space). The gross rental rates for office space under these leases averaged $37.84 per square foot. Of the approximately 801,000 square feet of office space referred to above, approximately 730,000 square feet represented renewals of existing tenants at an average gross rental rate of $37.64 per square foot. The combined fixed rent and escalation payments prior to lease renewal for these renewing leases averaged $32.63 per square foot.

The following table shows selected lease expiration information for the Property as of March 31, 1994 and has been furnished to the Company by the Borrower. Lease turnover during the term of the Loan could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal rents and rental income resulting therefrom will be significantly affected by market conditions at the time and by the terms on which the Borrower can then lease space.

                          Number of                 Percentage
Year                       leases        Area       of total
                          expiring     (sq.ft.)     rentable area

1994                        208       1,181,629       19.1
1995                        112         364,042        5.9
1996                         67         174,111        2.8
1997                         37          75,507        1.2
1998                         48         183,668        3.0
1999                         30         114,898        1.9
2000                         23         327,374        5.3
2001                         12          35,702        0.6
2002                         22         133,470        2.2
2003                         22          64,693        1.0
2004                         27         248,575        4.0
2005-2019                    66       1,490,866       24.1
2020                          1          98,577        1.6
2022                          4       1,282,936       20.7
Space under temporary
 occupancy                  N/A          49,209        0.8
Vacant space                N/A         272,846        4.4
Space occupied by the
 Borrower                   N/A          88,186        1.4

                            679       6,186,289      100.0%

The operating expenses of the Property decreased by $1.1 million, or 3%, during the quarter ended March 31, 1994, when compared to the comparable prior year period. This decrease was principally a result oflower real estate taxes ($1.1 million) and decreased general and administrative expense ($.2 million). These decreases were partially offset by higher utility costs ($.2 million).

The decrease in real estate taxes for the quarter ended March 31, 1994 was primarily a result of a decrease in the assessed valuation of the Property. The decreases in general and administrative expense resulted from a decrease in the provision for doubtful accounts. Higher utility costs reflect increased usage as a result of colder weather for the quarter ended March 31, 1994 as compared to the comparable period in 1993 and increased rates.

As a result of the foregoing, operating income before interest, depreciation and amortization for the quarter ended March 31, 1994 decreased by $2.1 million or 9% when compared to the comparable prior year period.

Depreciation and amortization for the quarter ended March 31, 1994 increased $.5 million, or 10%, as a result of a higher fixed asset base which included expenditures required by the mortgage loan agreement, other capital expenditures and improvements to tenant spaces.

Interest expense, net during the quarter ended March 31, 1994 increased $.3 million, or 1%, as a result of scheduled increases in interest expense on the Company's Loan and increased interest expense as a result of additional loans made to the Borrower by its partners to fund certain of the Property's capital improvements.

Cash Flow--The Property
For the quarter ended March 31, 1994, the property experienced an operating cash deficit of $14.3 million after payments of interest to the Company of $19.7 million. For the quarter ended March 31, 1993, the Property experienced an operating cash deficit of $9.1 million after payments of interest to the Company of $19.2 million. This increase in operating cash deficit of $5.2 million was a result of lower operating income before interest, depreciation and amortization ($2 million), increases in net working capital ($2.7 million) and increased interest paid to the Company ($.5 million). The Borrower also expended funds for capital improvements to the Property, tenant improvements and leasing commissions as follows:

     (In thousands)                   Quarters ended
                                        March 31,
                                     1994       1993
     Capital improvements           $2,170     $2,704
     Tenant improvements             2,408      1,481
     Leasing commissions (including
      legal fees)                    5,726      1,601
                                   $10,304     $5,786

While the mortgage loan coupon rate for the year 1994 is 8.115%, interest is payable in accordance with a schedule requiring the Borrower to pay on November 30 of each year that portion equal to the Company's original obligation with respect to the original outstanding amount of its Current Coupon Convertible Debentures ($26.8 million for 1994) and the remainder quarterly on February 28, May 31, August 31 and November 30 of each such year ($19.7 million for each such date for 1994).

The Borrower experienced a cash flow shortfall of $24.6 million for the first quarter of 1994 as compared to a cash flow shortfall of $14.9 million for the first quarter of 1993. The cumulative cash flow shortfall of the Borrower since the inception of the mortgage loan in September 1985 ($457.8 million) has been funded by capital contributions ($185.2 million), loans from its partners ($123 million) and non-interest bearing advances from an affiliate ($149.6 million). The Loan Agreement provides for the establishment of loans for the cumulative portion of capital improvements made by the Borrower in excess of amounts specified in the Loan Agreement. The cumulative amounts of excess capital improvements totaled $123 million and $107.5 million at March 31, 1994 and 1993, respectively. These excess capital improvement loans are deemed to be made to the Borrower by its partners and bear interest at 80% of the prime rate (as defined), compounded quarterly, which is added to the loan principal at the end of each year. At March 31, 1994 and 1993, the amount of such excess capital improvement loans (including accrued interest) totaled $149.7 million and $127.9 million, respectively. The results of operations of the Property as of March 31, 1994 and 1993 reflect non-cash interest charges of $1.8 million and $1.5 million, respectively, relating to interest on these excess capital improvement loans. Both the excess capital improvement loans and the non-interest bearing advances are subordinated to the Company's mortgage loan; however, if the Company exercises its option to convert the loan into an equity interest in the Partnership, any outstanding loans for excess capital improvements (including accrued interest) will become the obligation of the Partnership.

The Borrower is committed to expend significant amounts of funds for tenant improvements and leasing commissions in connection with the renegotiated and/or new 1994 leases. In order to renew and/or re-lease the remaining space coming due in 1994, significant funds could also be required to be expended. Additionally, the Borrower has committed and may be required to commit to rent abatements in connection with the renewal and/or re-leasing of space.

The letters of credit previously discussed under "Liquidity and Capital Resources--The Company", support the payment of base interest on the mortgage loan in the event of cash flow shortfalls from the Property.



Independent Accountant's Report



Board of Directors
Rockefeller Center Properties, Inc.



We have reviewed the accompanying financial statements of Rockefeller Center Properties, Inc. as of March 31, 1994, and for the three-month period ended March 31, 1994 and 1993. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements of Rockefeller Center Properties, Inc. referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the financial statements of Rockefeller Center Properties, Inc. at December 31, 1993 and for the year then ended (not presented separately herein) and in our report dated January 19, 1994, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1993 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



/s/ERNST & YOUNG
New York, New York
April 19, 1994

                     ROCKEFELLER CENTER PROPERTIES, INC.
                         PART II.--OTHER INFORMATION

ITEM 1.    Legal Proceedings

           The Company is not a party to any material legal proceeding or environmental litigation, nor is it aware of any such proceeding or litigation pending or threatened against it.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)     Exhibits:

           (3(i))  Restated Certificate of Incorporation of the registrant,
		                 as  amended  June  15, 1988, is incorporated by reference
                   to Exhibit 3.4 to the registrant's  Annual Report on
                   Form  10-K  for  the  year ended December 31, 1988.

           (3(ii)) By-laws of the registrant, as amended through March 8, 1994, are incorporated by reference to Exhibit 4.5 of the registrant's Annual Report on Form 10-K dated
                   March 11, 1994.

           (4.1)   Indenture dated as of September 15,  1985  between
                   the registrant and Manufacturers Hanover Trust Company, as Trustee (the "Trustee"), including the forms of Current Coupon Convertible Debenture, Zero Coupon Convertible Debenture and Floating Rate Note, is incorporated by reference to Exhibit 4 to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1985, File No. 1-8971.

           (4.2) First Supplemental Indenture dated as of December 15, 1985 between the registrant and the Trustee, is incorporated by reference to Exhibit 4.2 to the registrant's Annual Report on Form 10-K for the period ended December 31, 1985, File No. 1-8971.

           (4.3) Form of definitive share certificate for Common Stock, is incorporated by reference to Exhibit 4.3 to the registrant's Annual Report on Form 10-K for the period ended December 31, 1985, File No. 1-8971.

           (b)     Reports on Form 8-K

           A report on Form 8-K, dated February 16, 1994 was filed on February 22, 1994 reporting events under Item 5 and Item 7 of Form 8-K.

           A report on Form 8-K/A, was filed on March 23, 1994 to amend the report on Form 8-K filed on February 22, 1994.


                     ROCKEFELLER CENTER PROPERTIES, INC.


                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ROCKEFELLER CENTER PROPERTIES, INC.



Date: May 12, 1994                By:/s/RICHARD M. SCARLATA
                                     Richard M. Scarlata
                                     Senior Vice President
                                     Finance & Administration
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)