Form 10-Q
period 1994-06-30
ROCKEFELLER CENTER PROPERTIES INC
filed 1994-08-09
CIK 773652

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

  Common Stock, $.01 par value - 38,260,704 shares as of July 29, 1994





PART I--FINANCIAL INFORMATION
        ITEM 1.  Financial Statements
                     ROCKEFELLER CENTER PROPERTIES, INC.
                               BALANCE SHEETS
                              ($ in thousands)


                                             JUNE 30, 1994        DECEMBER 31,1993
ASSETS                                       (UNAUDITED)
Loan receivable, net of unamortized
 discount of $38,432 and $40,636             $1,261,568           $1,259,364
Portfolio securities                             11,000               14,300
Interest receivable                              50,380               38,063
Deferred debt issuance costs, net                 4,583                4,936
Cash                                                172                  252
Other assets                                        347                  594
                                             $1,328,050           $1,317,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Commercial paper outstanding, net of
       unamortized discount of $489 and $427   $225,911             $247,223
     Current coupon convertible debentures
       due 2000                                 213,170              213,170
     Zero coupon convertible debentures due
       2000, net of unamortized discount of
       $274,851 and $289,642                    311,334              296,543
     Distributions payable to stockholders        6,696
     Accrued interest payable                    44,434               33,662
     Accounts payable and accrued expenses        1,513                1,746
                                                803,058              792,344

Contingencies

Stockholders' equity:
     Common stock $.01 par value:
       150,000,000 shares authorized,
       38,260,704 shares issued and
       outstanding                                  383                  383
     Additional paid-in capital                 705,517              705,517
     Distributions to stockholders in excess
       of net income                           (180,908)            (180,735)

           Total stockholders' equity           524,992              525,165
                                             $1,328,050           $1,317,509

See notes to financial statements

                     ROCKEFELLER CENTER PROPERTIES, INC.
                            STATEMENTS OF INCOME
                   ($ in thousands except per share data)
                                 (UNAUDITED)

                                      QUARTERS ENDED        SIX MONTHS ENDED
                                      JUNE 30,		    JUNE 30,
                                      1994     1993         1994     1993
Revenues:
     Loan interest income             $27,030  $26,930      $54,060  $53,859
     Portfolio income                     232      785          472    4,005
     Short term investment income                                         15
                                       27,262   27,715       54,532   57,879
Expenses:
 Interest expense:
     Convertible debentures            12,891   12,093       25,782   24,186
     Commercial paper, bank loan and
      other                             6,516    6,779       12,897   15,400
 General and administrative             1,128      916        2,283    1,815
 Amortization of deferred debt
  issuance costs                          176      177          352      353
                                       20,711   19,965       41,314   41,754

Income before non-recurring income      6,551    7,750       13,218   16,125
Non-recurring income (gain on sales
 of portfolio securities)                        2,667                 8,593
Net income                             $6,551  $10,417      $13,218  $24,718

Income per share:
  Primary:
     Net income per share              $0.17   $0.28        $0.35    $0.66
  Fully diluted:
     Net income per share              N/A     $0.28        N/A      $0.60

See notes to financial statements

                     ROCKEFELLER CENTER PROPERTIES, INC.
                          STATEMENTS OF CASH FLOWS
                              ($ in thousands)
                                 (UNAUDITED)

                                                       SIX MONTHS
                                                       ENDED JUNE 30,
                                                       1994        1993
Cash flows from operating activities:
     Loan interest received                            $39,348     $38,373
     Portfolio and other interest received                 664       5,404
     Interest paid on commercial paper, bank loan
      and other                                        (13,444)    (17,131)
     Payments for accounts payable, accrued expenses
      and other assets                                  (2,259)     (1,478)
      Net cash provided by operating activities         24,309      25,168
Cash flows from investing activities:
     Portfolio maturities and redemptions                3,300       8,750
     Sales of portfolio securities                                 102,518
      Net cash provided by investing activities          3,300     111,268
Cash flows from financing activities:
     Maturities of commercial paper, net               (20,993)   (107,013)
     Dividends paid                                     (6,696)     (9,378)
     Repayment of bank loan, net                                   (20,000)
      Net cash used in financing activities            (27,689)   (136,391)
Net (decrease) increase in cash                            (80)         45
Cash at the beginning of the period                        252         132
Cash at the end of the period                             $172        $177

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net Income                                             $13,218     $24,718
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Gain on portfolio sales                                        (8,593)
     Amortization of discount:
      Zero coupon convertible debentures                14,791      13,419
      Loan receivable                                   (2,204)     (2,027)
      Portfolio securities                                            (317)
     Increase in interest receivable                   (12,317)    (11,966)
     Decrease in deferred debt issuance costs and
      other assets, net                                    600         400
     Increase in accrued interest payable and
      amortized unpaid discount on commercial paper     10,454       9,959

     Decrease in accounts payable and accrued expenses    (233)       (425)

     Net cash provided by operating activities         $24,309     $25,168

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

    COMMERCIAL PAPER OUTSTANDING
As of June 30, 1994, there was $226,400,000 face amount of commercial paper outstanding, at a weighted average interest rate of 4.4% and a weighted average maturity of 26 days. The Company's commercial paper, which as of June 30, 1994 could be issued in amounts up to a total of $230,000,000, is supported by two letters of credit having the highest short-term credit ratings. One letter of credit, originally in the amount of $200,000,000, was scheduled to expire in May 1993, but has been extended to December 15, 1994. This letter of credit has been reduced to $30,000,000 as of June 30, 1994 and is subject to further scheduled reductions as outlined below. The other letter of credit in the amount of $200,000,000, is scheduled to expire in June 1995 and is not subject to any scheduled reductions. (See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations -- The Company".)

                         Scheduled              Facility
                         Reductions                Level
      June 30, 1994                          $30,000,000
      August 31, 1994    $12,000,000          18,000,000
      December 15, 1994   18,000,000                   0

Reductions in the outstanding commercial paper borrowings supported by this letter of credit have been and will continue to be funded with proceeds from the sale of the Company's portfolio of investment securities and from operating cash flow. The Company expects to liquidate all of the remainder of its portfolio investments during the third quarter of 1994. The Company has also agreed that during the term of this facility it will not repurchase any of its convertible debentures or its common shares, and that it will limit its annual dividend to the higher of $1.00 per share or 95% of annual net income as computed for tax purposes.

The commercial paper borrowings are unsecured and upon maturity the Company has refinanced them, and, except as discussed above and as found in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources -- The Company", intends to continue to refinance them, with other commercial paper borrowings. Commitment fees on each letter of credit are payable quarterly in arrears and are charged to interest expense as accrued.

Between 1987 and 1992, the Company repurchased and retired $366,065,000 face amount of its Zero Coupon Convertible Debentures (38.4% of the original issue) and $121,830,000 face amount of its Current Coupon Convertible Debentures (36.4% of the original issue) (collectively, the "Convertible Debentures"). The proceeds from the issuances of commercial paper were used by the Company to finance its repurchases of the Convertible Debentures and its acquisition of a portfolio of investment securities and are used for other general corporate purposes.

In connection with its issuance of commercial paper and the acquisition of its portfolio of investment securities, the Company entered into interest rate swap agreements with financial institutions that were intended either to fix a portion of the Company's interest rate risk on floating rate debt ("Liability Swaps"), or to fix the yield on its floating rate portfolio securities ("Asset Swaps"). At June 30, 1994, the Company had in effect swap arrangements in the notional principal amounts of $285 million in Liability Swaps and $40 million in Asset Swaps. Under the Liability Swaps, the Company pays a fixed rate of interest semiannually (weighted average of 9.73% at June 30, 1994) and receives a variable rate of interest semiannually (weighted average of 4.25% at June 30, 1994) based on 180-day LIBOR. Under the Asset Swaps, the Company receives a fixed rate of interest semiannually (weighted average of 9.47% at June 30, 1994) and pays a variable rate of interest quarterly (weighted average of 4.59% at June 30, 1994) based on 90-day LIBOR.

The principal or notional amounts of interest rate swaps which are used for hedging purposes are not reflected in the balance sheets. The incremental revenue or expense associated with an interest rate swap is recognized over the term of the swap arrangement and through March 31, 1993 had been presented in the statements of income as a component of the interest revenue of the related asset or the interest expense of the related liability. In connection with the continuing reduction in the aggregate amount of commercial paper outstanding which commenced in April 1993 and the sale of a substantial portion of its portfolio of investment securities in order to fund such reduction, beginning in the second quarter of 1993, the Company has presented interest rate swaps on a net basis as a component of interest expense on commercial paper, bank loan and other. Prior periods have not been restated. Information on the expiration of such interest rate swap contracts, as of June 30, 1994, is as follows:

    Expiring
    during year                  Notional Amounts
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

The net notional principal, weighted average interest rate of net swaps outstanding and annualized net payment relating to interest rate swap contracts, as of June 30, 1994, are as follows:

          Net notional principal          $245,000,000

          Weighted average interest rate
           of net swaps outstanding          5.573%

          Annualized net payment           $13,654,000

The current net settlement value of all swaps outstanding at June 30, 1994, based on information supplied by the counter-parties to the swap contracts, was a net liability for the Company of approximately $29 million. Generally, the net settlement value would decrease with an increase in LIBOR rates and would increase as a result of a decrease in LIBOR rates.

The Company has undertaken a study of its overall capital structure and as part of such study it will continue to explore and evaluate, with the assistance of Kidder, Peabody & Co., its investment banking advisor, means to modify or reduce its interest rate swap positions. The Company has agreed to apply 75% of any net proceeds received from common stock issuances to reduce the duration of certain swaps. (See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations -- The Company".)

3.  NET INCOME PER SHARE AND DISTRIBUTIONS
Net income per share is based upon 38,260,704 and 37,510,000 average shares of Common Stock outstanding during the quarters and six months ended June 30, 1994 and 1993, respectively. For the quarter and six months ended June 30, 1994, fully diluted net income per share is not presented since the effect of the assumed conversion of the Convertible Debentures would be anti-dilutive. For the quarter and six months ended June 30, 1993, fully diluted net income per share has been computed based on the assumption that all of the Convertible Debentures are converted into common shares. For purposes of calculating fully diluted net income per share for the quarter and six months ended June 30, 1993, net income has been increased by the interest expense related to the Convertible Debentures and the amortization of deferred debt issuance costs and the weighted average number of shares outstanding has been increased by the weighted average of the additional common shares that would be issued upon conversion of the Convertible Debentures during the period. The weighted average number of shares used in such calculation was 82,541,731.

On June 15, 1994 the Company declared a quarterly dividend of $0.175 per share, payable on July 25, 1994 to stockholders of record at the close of business on July 8, 1994. The Company's dividend declarations are oriented to maintaining the Company's real estate investment trust status, which requires that annual dividends total not less than 95% of annual net income as computed for tax purposes.

4.  LEGAL MATTERS
The Company is not a party to any material legal proceeding or environmental litigation, nor is it aware of any such proceeding or litigation threatened against it.

5.  SUMMARIZED FINANCIAL INFORMATION
Summarized financial information concerning the results of operations of the Property (as defined below) has been furnished to the Company by the Borrower (as defined below) and is presented below:

                                    ($ in thousands)
                                      (unaudited)
                          Quarters ended         Six months ended
                            June 30,                June 30,
                        1994       1993         1994       1993
Gross Revenue           $55,785    $55,988      $111,033   $114,342

Operating Expenses      (33,582)   (34,410)      (67,655)   (69,537)
Depreciation and
  amortization           (5,866)    (5,287)      (11,846)   (10,737)
Interest expense, net   (28,994)   (28,640)      (57,948)   (57,245)

Net Loss               ($12,657)  ($12,349)     ($26,416)  ($23,177)

                     ROCKEFELLER CENTER PROPERTIES, INC.
              ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources--The Company
- --------------------------------------------
The discussion below relates primarily to the Company's financial condition and results of operations for the first six months of 1994. Investors are encouraged to review the financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1993 contained in the Annual Report for 1993 for a more complete understanding of the Company's financial condition and results of operations.

The primary source of liquidity for the Company is interest income received on its mortgage loan to two partnerships (collectively, the "Borrower"). The mortgage loan is secured by the real property interests comprising most of the land and buildings known as Rockefeller Center (the "Property"). During the six months ended June 30, 1994 and 1993, cash generated from interest income on the mortgage loan was $39,348,000 and $38,373,000, respectively. The increase of $975,000 in interest income received on the mortgage loan is attributable to the scheduled increase in the annualized coupon rate on the mortgage loan. The rate of base interest on the mortgage loan increases each year until the year 2000 according to a fixed schedule. Following is the schedule of the rate of base interest and the amount of base interest scheduled to be received by the Company in each of the following years ending December 31:

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

The mortgage loan also provides for Additional Interest (as defined therein) to be earned by the Company under certain circumstances. For each year through 2000 in which Gross Revenues (as defined therein) of the Property exceed $312.5 million, Additional Interest would accrue in an amount equal to the sum of (i) 31.5% of such excess plus (ii) $42.95 million and would be payable currently only to the extent of available cash of the Borrower. If cash were not available, the payment of Additional Interest would be deferred (without interest) until the Equity Conversion Date or such earlier time as cash became available. No Additional Interest has been earned by the Company to date. Based on present conditions in the Midtown Manhattan rental market, the Company does not currently expect that it will earn Additional Interest.

Portfolio and other interest received during the six months ended June 30, 1994 and 1993 was $664,000 and $5,404,000, respectively. The decrease in portfolio and other interest received of $4,740,000 was due to portfolio sales and maturities, the proceeds from which were used to reduce the Company's short term debt during 1993 and the first six months of 1994. During the first six months of 1994 the Company reduced its investment portfolio from $14,300,000 to $11,000,000 and combined with operating cash also reduced its short term debt by $21 million. The balance of the investment portfolio is comprised of three securities which are valued in total at $11,000,000 and which either mature or will be sold during the third quarter of 1994. Accordingly, portfolio interest received in 1994 will be substantially less than portfolio interest received in 1993.

The following schedule presents the components of commercial paper, bank loan and other interest paid during the periods shown.

			                                 Six Months ended June 30,
                                    1994           1993
                                    ----------     ----------
   Interest rate swap agreements    $7,718,000     $8,915,000
   Commercial paper (including
     commercial paper fees
     and expenses)                   5,726,000      7,998,000
   Bank loan                                          218,000
                                   $13,444,000    $17,131,000

As discussed in Note 2 to the Financial Statements, the annualized net payment relating to the $245,000,000 net notional principal of the interest rate swaps outstanding at June 30, 1994 was $13,654,000. This amount may change during the remainder of 1994 and in subsequent years, as the floating rates receivable under the Company's Liability Swaps and the floating rates payable under the Company's Asset Swaps are periodically re-set. Also, as discussed in Note 2 to the Financial Statements, the Company is committed to scheduled reductions in its commercial paper borrowings issued under the letter of credit scheduled to expire on December 15, 1994. Accordingly, the average amount of commercial paper outstanding during 1994 is expected to be substantially below the average amount outstanding during 1993, and barring a substantial increase in average commercial paper rates, the Company would expect that interest paid on commercial paper will be lower in 1994 than that paid in 1993. The Company's second letter of credit, which is scheduled to expire in June 1995, is not subject to any scheduled reductions. However, the Company's ability to continue to issue commercial paper would cease if the Company were not able to renew or replace that letter of credit. If the Company were not able to continue to issue commercial paper, it would have to turn to commercial bank loans or other sources to replace its current funding through the commercial paper markets and there can be no assurance at this time that such replacement funding would be available to the Company or as to the terms upon which any such replacement funding, if available, could be obtained. At June 30, 1994, the net notional principal of outstanding interest rate swaps ($245 million) was greater than the total commercial paper issuable by the Company under its two letters of credit backed commercial paper facilities ($200 million and $30 million). (See also Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations -- The Company.)

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

Coupon payments on outstanding Current Coupon Convertible Debentures are made annually on December 31. The interest rate payable on the $213,170,000 Current Coupon Convertible Debentures outstanding as of June 30, 1994 is 8% per annum and, assuming no change in the amount of Current Coupon Convertible Debentures outstanding, the interest payment will total $17,054,000 on December 31, 1994. On January 1, 1995 this interest rate is scheduled to increase to 13% per annum through December 31, 2000. As a result of this increase in rate, the Company's annual disbursement for interest on these debentures, assuming that all such debentures outstanding on June 30, 1994 remain outstanding, would increase by $10,658,500 for 1995 and each subsequent year. The Company did not repurchase any of its debentures during the first six months of 1994 and pursuant to the agreement extending the maturity of one of its commercial paper facilities to December 15, 1994 (see Note 2 to the Financial Statements), the Company has agreed not to repurchase any of its debentures during the term of that agreement.

Combined net cash flow provided by operating and investing activities during the six months ended June 30, 1994 was $27,609,000, which was used, together with cash on hand, by the Company to reduce commercial paper borrowings in the amount of $20,993,000 and to pay dividends in the amount of $6,696,000.

The Company is the beneficiary of standby irrevocable letters of credit that are subject to specified reductions and that, among other things, provide support for the Borrower's payment of base interest on the mortgage loan. Subject to certain conditions, the Borrower is required to maintain in effect similar letters of credit, or to pledge collateral with a fair market value equal to the required amount of such letters of credit, during the term of the mortgage loan. In April 1993, pursuant to agreements between the Borrower and the Company, the level at which such letters of credit or other collateral must be maintained was increased to $200 million until December 31, 1994. On January 1, 1995, the level of this support will revert to the level originally required to be maintained as of such date under the Loan Agreement, which the Company expects will be not less than $90 million. Also, the Borrower has placed in a special escrow account in favor of the Company securities with a value equal to the amount of the interest payment due under the loan agreement in November 1994 (approximately $46.5 million). This escrow will terminate upon the payment to the Company of the November 1994 interest payment.

Results of Operations--The Company
- ----------------------------------
The Company's principal source of income during each of the six-month periods ended June 30, 1994 and 1993 was loan interest income recognized on the mortgage loan. Loan interest income exceeded loan interest received by $14,712,000 and $15,486,000 during the six-month periods ended June 30, 1994 and 1993, respectively. The difference in each period is attributable partially to the aforementioned schedule of periodic interest payments, partially to the amortization of original issue discount applicable to the mortgage  loan  and partially to the recognition of interest income  on  the mortgage loan according to the "interest method" by which interest is calculated on the basis of the average yield on the notes evidencing the mortgage loan through the Equity Conversion Date. Loan interest income accounted for 99.1% and 93.1% of total revenues during the six-month periods ended June 30, 1994 and 1993, respectively.

Portfolio income, which accounted for approximately 0.9% of total revenues during the six months ended June 30, 1994, declined by $3,533,000 from the comparable period in the prior year as a result of sales and maturities of portfolio securities. This source of revenue is expected to be eliminated during the third quarter of 1994, as a result of future sales and maturities of portfolio securities in order to fund in part the scheduled reductions in commercial paper borrowings (see Note 2 to the Financial Statements). At June 30, 1994 the face amount of the Company's portfolio of investment securities was $11,000,000, and the weighted average annual interest rate receivable on these securities was 8.45%.

Interest expense on Convertible Debentures for the six months ended June 30, 1994 increased by $1,596,000, or 6.6%, over that of the comparable prior year period, principally as a result of accruals of interest on the increasing accretion of the principal amount of the Zero Coupon Convertible Debentures.

Interest expense on commercial paper, bank loan and other declined by $2,503,000, or 16.3%, from the comparable prior year period reflecting a combination of lower average commercial paper borrowings, lower average bank loans outstanding, and the lower cost of servicing interest rate swaps due to higher variable interest rates received on Liability Swaps. These savings were partially offset by the higher cost of commercial paper interest due to higher interest rates and to increased commercial paper fees incurred in connection with the agreement to extend to December 15, 1994 the commercial paper facility originally scheduled to expire in May 1993.

As  discussed above in "Liquidity and Capital Resources--The Company" and in
Note 2 to the Financial Statements, at June 30, 1994 the net notional principal of outstanding interest rate swaps ($245 million) was greater than the amount of the Company's commercial paper which could be issued ($230 million), resulting in "uncovered" swaps in the notional principal amount of $15 million. Also, as discussed, the Company has undertaken a study of its overall capital structure, and as part of such study it will continue to explore and evaluate means to modify or reduce its interest rate swap positions and thus eliminate these "uncovered" swaps. However, should the Company not be able to eliminate these "uncovered" swaps or if the present value amount of the net payments related to these "uncovered" swaps becomes material to the Company, then the Company may be required to take a non-cash charge to earnings representing the present value of the future estimated payments required under such "uncovered" swaps. During the first six months of 1994, the amount of such a charge would have been immaterial to the Company. Any such non-cash charge would not be deductible for tax purposes; accordingly, it would have no impact on the Company's dividend.

General and administrative expenses for the six months ended June 30, 1994 increased by $468,000, or 25.8%, over that of the comparable prior year period, principally due to increases in financial advisory fees, legal fees and general corporate administrative expenses.

Results of Operations--The Property
- -----------------------------------
The financial information and analysis included in the following discussion of the results of operations of the Property have been furnished to the Company by the Borrower.

The operating results of the Property during the quarter and six months ended June 30, 1994 and 1993 are presented in summary form in the table below:
                                          ($ In Thousands)
                                            (Unaudited)
                               Quarters Ended         Six Months Ended
                               June 30,               June 30,
                               1994        1993       1994        1993
                               -------     -------    -------     -------
Gross revenue:
   Fixed and percentage rents  $38,765     $37,833    $75,951     $75,061
   Operating and real estate
    tax escalation              12,473      13,735     24,763      28,303
   Consideration revenues          282         104      2,013       2,637
   Sales and service revenues    4,265       4,316      8,306       8,341
                                55,785      55,988    111,033     114,342

Operating Expenses:
   Real estate taxes            10,558      11,584     21,116      23,204
   Utilities                     3,389       3,320      8,304       8,030
   Maintenance and engineering   8,245       8,338     15,784      15,784
   Other operating expenses      9,756       9,458     19,230      19,057
   Management fee                  657         642      1,314       1,284
   General and administrative      977       1,068      1,907       2,178
                                33,582      34,410     67,655      69,537

Operating income before
 interest, depreciation
 and amortization               22,203      21,578     43,378      44,805
Depreciation and amortization    5,866       5,287     11,846      10,737
Interest expense, net           28,994      28,640     57,948      57,245
Net Loss                      ($12,657)   ($12,349)  ($26,416)   ($23,177)

The gross revenue of the Property during the quarter and six months ended June 30, 1994 decreased by $.2 million and $3.3 million, respectively, when compared to the comparable prior year periods. The decrease in gross revenue during the quarter was primarily a result of lower operating and real estate tax escalation revenue. The decrease in operating and real estate tax escalation revenue reflects the establishment of new escalation base years in connection with new leases and lease renewals and a decrease in escalatable real estate tax expense. This decrease was partially offset by a higher fixed rent related to new leases and lease renewals. The six month decrease in gross revenue was primarily a result of lower operating and real estate tax escalation revenue and decreased consideration revenue. Consideration revenue principally consists of one time negotiated payments by tenants for the right to cancel their leases prior to scheduled termination. This decrease was partially offset by a higher fixed rent related to new leases and lease renewals.


The following table shows the occupancy rates for the Property at specified dates:

     September 30, 1992  -  94.3%    September 30, 1993  -  94.1%
     December 31, 1992   -  94.0%    December 31, 1993   -  94.6%
     March 31, 1993      -  93.9%    March 31, 1994      -  95.6%
     June 30, 1993       -  93.9%    June 30, 1994       -  96.1%

During the six months ended June 30, 1994, 113 leases covering approximately 696,000 square feet of office, retail and storage space were concluded and took effect at net effective annual rates averaging $32.74 per square foot. Office space, which accounted for approximately 654,000 square feet of such 696,000 square feet, was leased at net effective annual rental rates averaging $32.18 per square foot (compared to $31.54 per square foot for office space leases signed in all of 1993). Net effective annual rental rates are net of tenant improvements, concessions and brokerage commissions. The gross rental rates for such office space leases which were concluded and took effect during the six months ended June 30, 1994 averaged $43.00 per square foot (compared to $38.01 per square foot for office space leases signed in all of 1993). The actual rate at which each lease was executed depended upon its location within the Property, type of space leased, lease length and other factors. Of the approximately 654,000 square feet of office space leased during the six months ended June 30, 1994, approximately 464,000 square feet represented renewals of existing tenants at an average gross rental rate of $43.17 per square foot. The combined fixed rent and escalation payments prior to lease renewal for these renewing tenants averaged $41.32 per square foot.

In addition to the leases discussed above, leases representing 841,000 square feet of rental space scheduled to become available on October 1, 1994 (of which approximately 801,000 square feet was for office space) were concluded during 1992 and 1993 and will take effect on October 1, 1994. The rental rates achieved on these leases met or exceeded existing market conditions at the time of lease execution; nevertheless, because these leases were concluded principally with major tenants, the average net effective annual rental rates achieved for these leases was $29.37 per square foot ($28.98 per square foot for leases for office space). The gross rental rates for office space under these leases averaged $37.84 per square foot. Of the approximately 801,000 square feet of office space referred to above, approximately 730,000 square feet represented renewals of existing tenants at an average gross rental rate of $37.64 per square foot. The combined fixed rent and escalation payments prior to lease renewal for these renewing tenants averaged $32.63 per square foot.

The following table shows selected lease expiration information for the Property as of June 30, 1994 and has been furnished to the Company by the
Borrower.   Lease turnover during the term of the mortgage loan could  offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal rents and rental
income   resulting  therefrom  will  be  significantly  affected  by  market conditions at the time and by the terms on which the Borrower can then lease space.
                          Number of                 Percentage
                          leases        Area        of total
Year                      expiring      (sq.ft.)    rentable area
- ----                      --------      ---------   -------------
1994                        159         1,018,415     16.5
1995                        114           394,146      6.4
1996                         66           175,586      2.8
1997                         36            67,819      1.1
1998                         47           183,516      3.0
1999                         37           134,063      2.2
2000                         21           327,990      5.3
2001                         13            36,584      0.6
2002                         22           132,994      2.2
2003                         24            82,926      1.3
2004                         40           292,322      4.7
2005-2019                    94         1,529,283     24.7
2020                          3            98,577      1.6
2022                          4         1,282,698     20.7
Space under temporary
 occupancy                  N/A           100,591      1.6
Vacant space                N/A           243,681      3.9
Space occupied by the
 Borrower                                  88,162      1.4
                            680         6,189,353    100.0%

The operating expenses of the Property decreased by $.8 million, or 2%, during the quarter ended June 30, 1994, when compared to the comparable prior year period. This decrease was a result of lower real estate taxes ($1 million), decreased general and administrative expense ($.1 million), and lower maintenance and engineering expenses ($.1 million). These decreases were partially offset by increased other operating expenses ($.3 million) and higher utility costs ($.1 million).

The operating expenses of the Property decreased by $1.9 million, or 3%, during the six months ended June 30, 1994, when compared to the comparable prior year period. This decrease was a result of lower real estate taxes
($2.1 million) and decreased general and administrative expense ($.3 million). These decreases were partially offset by higher utility costs ($.3 million) and increased other operating expenses ($.2 million).

The decrease in real estate taxes was primarily a result of a decrease in the assessed valuation of the Property. The decreases in general and administrative expense resulted from a decrease in the provision for doubtful accounts. Higher utility costs reflect increased usage as a result of the colder winter.

As a result of the foregoing, operating income before interest, depreciation and amortization for the quarter and six months ended June 30, 1994 increased by $.6 million, or 3%, and decreased by $1.4 million, or 3%, respectively, when compared to the comparable prior year periods.

Depreciation and amortization for the quarter and six months ended June 30, 1994 increased $.6 million, or 11%, and $1.1 million, or 10%, respectively, as a result of a higher fixed asset base which included expenditures required by the mortgage loan agreement, other capital expenditures and improvements to tenant spaces.

Interest expense, net during the quarter and six months ended June 30, 1994 increased $.4 million, or 1%, and $.7 million, or 1%, respectively, as a result of scheduled increases in interest expense on the mortgage loan and increased interest expense as a result of additional loans made to the Borrower by its partners to fund certain of the Property's capital improvements.

Cash Flow--The Property
- -----------------------
For the six months ended June 30, 1994, the property experienced an operating cash deficit of $4.9 million after payments of interest to the Company of $39.3 million. For the six-month period ended June 30, 1993, net cash provided by operating activities was $1.6 million after payments of interest to the Company of $38.4 million. This increase in operating cash deficit of $6.5 million was a result of increases in net working capital ($4.1 million), lower operating income before interest, depreciation and amortization ($1.4 million) and increased interest paid to the Company ($1 million). The Borrower also expended funds for capital improvements to the Property, tenant improvements and leasing commissions as follows:

     (In thousands)             Six Months ended
                                June 30,
                                1994       1993
                          			   ------     ------
     Capital improvements       $4,699     $6,376
     Tenant improvements         6,732      4,490
     Leasing commissions
      (including legal fees)    10,256      3,728
                               $21,687    $14,594

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

The Borrower experienced a cash flow shortfall of $26.6 million for the six months ended June 30, 1994 as compared to a cash flow shortfall of $13 million for the six months ended June 30, 1993. The cumulative cash flow shortfall of the Borrower since the inception of the mortgage loan in September 1985 ($459.8 million) has been funded by capital contributions ($185.2 million), loans from its partners ($123 million) and non-interest bearing advances from an affiliate ($151.6 million). The mortgage loan agreement provides for the establishment of loans for the cumulative portion of capital improvements made by the Borrower in excess of amounts specified in the mortgage loan agreement. The cumulative amounts of excess capital improvements totaled $123 million and $107.5 million at June 30, 1994 and 1993, respectively. These excess capital improvement loans are deemed to be made to the Borrower by its partners and bear interest at 80% of the prime rate (as defined), compounded quarterly, which is added to the loan principal at the end of each year. At June 30, 1994 and 1993, the amount of such excess capital improvement loans (including accrued interest) totaled $149.7 million and $127.9 million, respectively. The results of operations of the Property as of June 30, 1994 and 1993 reflect non-cash interest charges of $3.6 million and $3.1 million, respectively, relating to interest on these excess capital improvement loans. Both the excess capital improvement loans and the non-interest bearing advances are subordinated to the mortgage loan; however, if, on the Equity Conversion Date, the Company exercises its option to convert the mortgage loan into an equity interest in the partnership which will then own the Property, any outstanding loans for excess capital improvements (including accrued interest) will become the obligation of the partnership.

The Borrower is committed to expend significant amounts of funds for tenant improvements and leasing commissions in connection with the renegotiated and/or new 1994 leases. In order to renew and/or re-lease the remaining space coming due during the remainder of 1994, significant funds could also be required to be expended. Additionally, the Borrower has committed and may be required to commit to rent abatements in connection with the renewal and/or re-leasing of space.

The letters of credit previously discussed under "Liquidity and Capital Resources--The Company", support the payment of base interest on the mortgage loan in the event of cash flow shortfalls from the Property.


Independent Accountant's Report
- -------------------------------

Board of Directors
Rockefeller Center Properties, Inc.

We have reviewed the accompanying financial statements of Rockefeller Center Properties, Inc. as of June 30, 1994, and for the three-month and six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the financial statements of Rockefeller Center Properties, Inc. at December 31, 1993 and for the year then ended (not presented separately herein) and in our report dated January 19, 1994, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1993 is fairly stated in all material respects in relation to the balance sheet from which it had been derived.



/s/ERNST & YOUNG
New York, New York
July 19, 1994


                     ROCKEFELLER CENTER PROPERTIES, INC.
                         PART II.--OTHER INFORMATION

ITEM 1.    Legal Proceedings
           The Company is not a party to any material legal proceeding or environmental litigation, nor is it aware of any such proceeding or litigation threatened against it.

ITEM 4.    Submission of Matters to a Vote of Security Holders

       (a) The Company held its annual meeting of stockholders on May 24, 1994.

       (c) At the Annual Meeting, Mr. Holloway was reelected and Mr. Murdoch was elected. The following table sets forth the number of votes cast for and withheld in the election of each of Messrs. Holloway and Murdoch:

                                        For           Withheld
             Benjamin D. Holloway       30,266,213    1,212,707
             William F. Murdoch, Jr.    30,356,182    1,122,738

           Also at the Annual Meeting, stockholders were asked to ratify the Company's appointment of Ernst & Young as independent auditors for the year 1994. The following table sets forth the number of votes cast for and against, as well as the number of abstentions and broker non-votes on this item:

            For          Against    Abstentions   Broker Non-Votes
            30,543,118   516,997    417,303       1,502

           A stockholder's proposal recommending that the Board of Directors of the Company take the necessary steps to recommend to the stockholders of the Company that the Restated Certificate of Incorporation of the Company, as amended, be amended to require the annual election of all directors was voted upon by stockholders at the Annual Meeting. This proposal was defeated. The following table sets forth the number of votes cast for and against, as well as the number of abstentions and broker non-votes on such proposal:

             For         Against     Abstentions   Broker Non-Votes
             5,667,032   10,251,088  967,900       14,592,900

           A stockholder's proposal requesting that the Board of Directors of the Company take the steps necessary to provide for cumulative voting in the election of Directors was also voted upon by the stockholders at the Annual Meeting. This proposal was defeated. The following table sets forth the number of votes cast for and against, as well as the number of abstentions and broker non-votes on such proposal:

            For          Against     Abstentions   Broker Non-Votes
            4,976,544    10,908,266  995,455       14,598,655

ITEM 6.    Exhibits and Reports on Form 8-K

       (b) Reports on Form 8-K
           A report on Form 8-K was filed on June 9, 1994, reporting events under Item 5 and Item 7 of Form 8-K.


                     ROCKEFELLER CENTER PROPERTIES, INC.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			ROCKEFELLER  CENTER  PROPERTIES, INC.



Date:  August 9, 1994        By: /s/RICHARD M. SCARLATA
                                 Richard M. Scarlata
                                 Senior Vice President
                                 Finance & Administration
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)