Form 10-Q
period 1994-09-30
ROCKEFELLER CENTER PROPERTIES INC
filed 1994-11-14
CIK 773652

                               FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1994
                               ------------------

                                      OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 1-8971

                           Rockefeller Center Properties, Inc.
                  -----------------------------------------------------
                  (Exact name of registrant as specified in its charter)

          Delaware                                            13-3280472
- -------------------------------                             ---------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                  1270 Avenue of the Americas, New York, N.Y. 10020
                  -------------------------------------------------
                  (Address of principal executive offices)(Zip Code)

                                  (212) 698-1440
                      ------------------------------------------
                 (Registrant's telephone number, including area code)

                  --------------------------------------------------
                 (Former name, former address and former fiscal year,
                           if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at November 8, 1994
- ----------------------------                  -------------------------------
Common Stock, $.01 par value                              38,260,704

                       ROCKEFELLER CENTER PROPERTIES, INC.
             INDEX
PART I--FINANCIAL INFORMATION                                         PAGE
        ITEM 1.  Financial Statements
        The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been included.

             Balance Sheets as of September 30, 1994
             (unaudited) and December 31, 1993                           3

             Statements of Income for the quarters and nine
             months  ended September 30, 1994 and 1993
             (unaudited)                                                 4

             Statements of Cash Flows for the nine months
             ended September  30, 1994 and 1993 (unaudited)              5

             Notes to Financial Statements (unaudited)                   6

       ITEM 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    10

       Independent Accountant's Report                                  21

       PART II--OTHER INFORMATION                                       22

       SIGNATURES                                                       23

PART I--FINANCIAL INFORMATION
        ITEM 1.  Financial Statements
                       ROCKEFELLER CENTER PROPERTIES, INC.
                                 BALANCE SHEETS
                                ($ in thousands)


                                         SEPTEMBER 30, 1994  DECEMBER 31, 1993
                                         ------------------  -----------------
ASSETS                                       (UNAUDITED)
Loan receivable, net of unamortized
  discount of $37,267 and $40,636           $1,262,733           $1,259,364
Portfolio securities                                                 14,300
Interest receivable                             56,624               38,063
Deferred debt issuance costs, net                4,407                4,936
Cash                                               201                  252
Other assets                                       378                  594
                                            ----------           ----------
                                            $1,324,343           $1,317,509
                                            ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Commercial paper outstanding, net of
    unamortized discount of $425 and $427   $  207,925           $  247,223
  Current coupon convertible debentures
    due 2000                                   213,170              213,170
  Zero coupon convertible debentures
     due 2000, net of unamortized discount
     of $267,086 and $289,642                  319,099              296,543
  Distributions payable to stockholders          5,739
  Accrued interest payable                      50,813               33,662
  Uncovered swap liability                       3,125
  Accounts payable and accrued expenses          1,898                1,746
                                            ----------           ----------
                                               801,769              792,344
                                            ----------           ----------
Contingencies
Stockholders' equity:
  Common stock $.01 par value:
    150,000,000 shares authorized,
    38,260,704 shares issued and outstanding       383                  383
  Additional paid-in capital                   705,517              705,517
  Distributions to stockholders in excess
    of net income                             (183,326)            (180,735)
                                            ----------           -----------
     Total stockholders' equity                522,574              525,165
                                            ----------           ----------
                                            $1,324,343           $1,317,509
                                            ==========           ==========

                        SEE NOTES TO FINANCIAL STATEMENTS

                        ROCKEFELLER CENTER PROPERTIES, INC.
                              STATEMENTS OF INCOME
                      ($ in thousands except per share data)
                                   (UNAUDITED)

                                             QUARTERS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30,      SEPTEMBER 30,
                                             1994     1993      1994     1993
                                           -------   -------   ------   ------
Revenues:
     Loan interest income                   $27,336   $27,252  $81,396  $81,111
     Portfolio income                            81      563       553    4,568
     Short term investment income                                            15
                                            -------   -------  -------  -------
                                             27,417    27,815   81,949   85,694
                                            -------   -------  -------  -------
Expenses:
 Interest expense:
     Convertible debentures                  13,508    12,671   39,290   36,857
     Commercial paper, bank loan and other    5,989     6,863   18,886   22,263
     Charge for uncovered swaps               3,125              3,125
 General and administrative                   1,328     1,227    3,611    3,042
 Amortization of deferred debt issuance costs   177       176      529      529
                                            -------   -------  -------  -------
                                             24,127    20,937   65,441   62,691
                                            -------   -------  -------  -------
Income before non-recurring income            3,290     6,878   16,508   23,003
Non-recurring income (gain on sales
 of portfolio securities)                        31                 31    8,593
                                            -------   -------  -------  -------
Net income                                  $ 3,321   $ 6,878  $16,539  $31,596
                                            =======   =======  =======  =======
Net income per share                          $0.09     $0.18    $0.43    $0.84
                                            =======   =======  =======  =======

                        SEE NOTES TO FINANCIAL STATEMENTS
                                       -4-

                       ROCKEFELLER CENTER PROPERTIES, INC.
                            STATEMENTS OF CASH FLOWS
                               ($ in thousands)
                                  (UNAUDITED)

                                                           NINE MONTHS
                                                       ENDED SEPTEMBER 30,
                                                          1994      1993
                                                       ---------  --------
Cash flows from operating activities:
   Loan interest received                                $59,021   $57,559
   Portfolio and other interest received                     998     6,139
   Interest paid on commercial paper,
      bank loan and other                               (18,422)  (22,518)
   Payments for accounts payable, accrued
      expenses and other assets                           (3,238)   (2,986)
                                                         -------   -------
        Net cash provided by operating activities         38,359    38,194
                                                         -------   -------
Cash flows from investing activities:
   Sales of portfolio securities                           8,031   102,518
   Portfolio maturities and redemptions                    6,300     8,750
                                                         -------   -------
       Net cash provided by investing activities          14,331   111,268
                                                         -------   -------
Cash flows from financing activities:
   Maturities of commercial paper, net                   (39,350) (110,309)
   Dividends paid                                        (13,391)  (18,756)
   Repayment of bank loan payable, net                             (20,000)
                                                         --------  --------
       Net cash used in financing activities             (52,741)  (149,065)
                                                         --------  ---------
Net (decrease) increase in cash                              (51)       397
Cash at the beginning of the period                          252        132
                                                         -------   --------
Cash at the end of the period                               $201       $529
                                                         =======   ========
Reconciliation of Net Income to Net Cash Provided
        by Operating Activities:
Net Income                                               $16,539   $31,596
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Gain on sales of portfolio securities                    (31)   (8,593)

    Amortization of discount:
       Zero coupon convertible debentures                 22,556    20,463
       Loan receivable                                    (3,369)   (3,103)
       Portfolio securities                                           (305)

    Increase in interest receivable                      (18,561)  (18,796)
    Decrease in deferred debt issuance costs and
        other assets                                         745       210

    Increase in accrued interest payable and amortized
        unpaid discount on commercial paper               17,203     16,503
    Increase in uncovered swap liability                   3,125
    Increase in accounts payable and accrued expenses        152        219
                                                         -------   --------
    Net cash provided by operating activities            $38,359    $38,194
                                                         =======   ========

                       SEE NOTES TO FINANCIAL STATEMENTS

                        ROCKEFELLER CENTER PROPERTIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                    (UNAUDITED)
1.   LOAN RECEIVABLE AND INTEREST INCOME
Rockefeller Center Properties, Inc. (the "Company") was formed to permit public investment in a portion of Rockefeller Center. From the proceeds of its offering of Common Stock and the offerings of its Current Coupon Convertible Debentures due 2000 and Zero Coupon Convertible Debentures due 2000 (collectively, the "Convertible Debentures"), the Company made a convertible, participating mortgage loan to two partnerships, Rockefeller Center Properties and RCP Associates (collectively, the "Borrower"). The partners of the Borrower are Rockefeller Group, Inc. ("RGI") and Radio City Music
Hall Productions, Inc. ("RCMHP"), a wholly owned subsidiary of RGI.
The Borrower owns the real property interest comprising most of the land and buildings known as Rockefeller Center (the "Property").

The mortgage loan, which is in the face amount of $1.3 billion, was made pursuant to a Loan Agreement between the Company and the Borrower on September 19, 1985 (as amended, the "Loan Agreement"), and is evidenced by two notes (collectively, as amended, the "Note"). The mortgage loan is secured by leasehold mortgages in the aggregate amount of approximately $44.8 million which were assigned to the Company, consolidated, spread and recorded as a first mortgage lien against the entire Property. Through September 6, 1994, the mortgage loan also was secured by an unrecorded mortgage in the amount of approximately $1,255.2 million. On September 6, 1994 the Company recorded this mortgage. The related recording tax was paid by the Borrower. The mortgage loan is further secured by a recorded assignment of rents pursuant to which the Borrower has assigned to the Company, as security for repayment of the mortgage loan, the Borrower's rights to collect certain rents with respect to the Property.

Loan interest income of Rockefeller Center Properties, Inc. is calculated on the basis of the average yield on the Note through December 31, 2000 (the "Equity Conversion Date" and the date at which the mortgage loan will, if not converted, begin to bear floating rates of interest). The average yield is 8.51% per annum and combines (using the interest method) differing coupon rates of base interest with the amortization of original issue discount applicable to the loan.

2.   DEBT
     CONVERTIBLE DEBENTURES
Interest expense recognized on the convertible debentures is based on the average yields to the maturity date, December 31, 2000. The average yields are computed (using the interest method with semiannual compounding) by (1) combining the differing coupon rates on the Current Coupon Convertible Debentures and (2) amortizing the original issue discount related to the Zero Coupon Convertible Debentures. The resulting effective annual interest rates are 9.23% and 10.23% for the Current Coupon and Zero
Coupon Convertible Debentures, respectively.

          COMMERCIAL PAPER OUTSTANDING
As of September 30, 1994, there was $208,350,000 face amount of commercial paper outstanding at a weighted average interest rate of 4.93% and a weighted average maturity of 36 days. The Company's commercial paper, which as of September 30, 1994 could be issued in amounts up to a total of $218,000,000, is supported by letters of credit from two leading financial institutions and has the highest short term credit ratings.
One letter of credit originally in the amount of $200,000,000 was scheduled to expire in May 1993, but has been extended to December 15, 1994. This letter of credit has been reduced to $18,000,000 as of September 30, 1994 and will

                        ROCKEFELLER CENTER PROPERTIES, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                    (UNAUDITED)
expire on December 15, 1994. The other letter of credit in the amount of $200,000,000 is scheduled to expire on June 30, 1995 and is not subject to any scheduled reductions. (See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations --
The Company".)

Reductions in the outstanding commercial paper borrowings supported by the letter of credit expiring on December 15, 1994 have been funded with proceeds from the sale of the Company's portfolio of investment securities and from operating cash flow. The Company completed the liquidation of its portfolio of investments during the third quarter of 1994. The Company has also agreed that during the term of this facility it will not repurchase any of its convertible debentures or its common shares, and that it will limit its annual dividend to the higher of $1.00 per share or 95% of annual net income as computed for tax purposes.

The commercial paper borrowings are unsecured and upon maturity the Company has refinanced them, and, except as discussed above and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources -- The Company", intends to continue to refinance them, with other commercial paper borrowings. Commitment fees on each letter of credit are payable quarterly in arrears and are charged to interest expense as accrued.

        INTEREST RATE SWAP AGREEMENTS
In connection with its issuance of commercial paper and the acquisition of its portfolio of investment securities, the Company entered into interest rate swap agreements with financial institutions that were intended either to fix a portion of the Company's interest rate risk on floating rate debt ("Liability Swaps"), or to fix the yield on its floating rate portfolio securities ("Asset Swaps"). At September 30, 1994, the Company had in effect swap arrangements in the notional principal amounts of $285 million in Liability Swaps and $40 million in Asset Swaps. Under the Liability Swaps, the Company pays a fixed rate of interest semiannually (weighted average of 9.73% at September 30, 1994) and receives a variable rate of interest semiannually (weighted average of 4.90% at September 30, 1994) based on 180-day LIBOR. Under the Asset Swaps, the Company receives a fixed rate of interest semiannually (weighted average of 9.47% at September 30, 1994) and pays a variable rate of interest quarterly (weighted average of 5.06% at September 30, 1994) based on 90-day LIBOR.

The principal or notional amounts of interest rate swaps which are used for hedging purposes are not reflected in the balance sheets. The incremental revenue and expense associated with the interest rate swaps serving as hedges are recognized over the terms of the related swap arrangements and through March 31, 1993 had been presented in the statements of income as a component of the interest revenue of the related asset or the interest expense of the related liability. In connection with the continuing reduction in the aggregate amount of commercial paper outstanding which commenced in April 1993 and the continuing sale of its portfolio of investment securities in order to fund such reduction, beginning in the second quarter of 1993, the Company has presented interest rate swaps on a net basis as a component of interest expense on commercial paper, bank loan and other. Prior periods have not been restated. Information on the expiration of such interest rate swap contracts, as of September 30, 1994, is as follows:
                                       -7-

                         ROCKEFELLER CENTER PROPERTIES, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Expiring during year                    Notional Amounts
- --------------------  ---------------------------------------------------
                                                       Net Swaps Outstanding
                      Asset Swaps    Liability Swaps        At End of Year
                      -----------    ---------------      --------------
1994                  $5,000,000                            $250,000,000
1995                   5,000,000                             255,000,000
1996                  20,000,000                             275,000,000
1997                   5,000,000       $30,000,000           250,000,000
1998                   5,000,000       125,000,000           130,000,000
1999                                   130,000,000                     0
                     -----------      ------------
                     $40,000,000      $285,000,000
                     -----------      ------------
                     -----------      ------------

The net notional principal, weighted average interest rate of net swaps outstanding and annualized net payment relating to interest rate swap contracts, as of September 30, 1994 and 1993 are as follows:

                                      1994               1993
                                  --------------   ----------------
   Net notional principal         $245,000,000      $245,000,000
                                   ------------      ------------
                                   ------------      ------------
   Weighted average interest
     rate of net swaps
     outstanding                     4.9032%           6.3297%
                                  ------------      ------------
                                  ------------      ------------
   Annualized net payment          $12,013,000       $15,508,000
                                  ------------      ------------
                                  ------------      ------------

The current net settlement value of all swaps outstanding at September 30, 1994, based on information supplied by the counter-parties to the swap contracts, was a net liability for the Company of approximately $25 million as compared to $51 million at December 31, 1993 and $64 million at September 30, 1993. Generally, the net settlement value would decrease with an increase in LIBOR rates and would increase as a result of a decrease in LIBOR rates.

As a result of the liquidation of the Company's portfolio of investment securities and the reductions in the amount of commercial paper outstanding described above, all of the Asset Swaps in the notional principal amount of $40 million and Liability Swaps in the notional principal amount of $67 million are not currently being utilized for hedging purposes
("Uncovered Swaps"). During the quarter ended September 30, 1994, the Company recorded a $3.1 million charge to reflect as a liability the current net settlement value of such swaps.

3.  NET INCOME PER SHARE AND DISTRIBUTIONS
Net income per share is based upon 38,260,704 and 37,510,000 average shares of Common Stock outstanding during the quarters and nine months ended September 30, 1994 and 1993, respectively. For the quarter and nine month periods ended September 30, 1994 and 1993, fully diluted net income per share is not presented since the effect of the assumed conversion of the Convertible Debentures would be anti-dilutive or not materially different from net income per share as reported.

                         ROCKEFELLER CENTER PROPERTIES, INC.
                       NOTES TO FINANCIAL STATEMENTS (cont'd)
                                    (UNAUDITED)

On September 26, 1994 the Company declared a quarterly dividend of $0.15 per share, payable on October 31, 1994 to stockholders of record at the close of business on October 11, 1994. The Company's dividend declarations are oriented to maintaining the Company's real estate investment trust status, which requires that annual dividends total not less than 95% of annual net income as computed for tax purposes.

4.  LEGAL MATTERS
The Company is not a party to any material legal proceeding or environmental litigation, nor is it aware of any such proceeding or litigation threatened against it.

5.  SUMMARIZED FINANCIAL INFORMATION
Summarized financial information concerning the results of operations of the Property has been furnished to the Company by the Borrower and is presented below:

                                       ($ in thousands)
                                          (unaudited)

                           Quarters ended              Nine months ended
                            September 30,                 September 30,
                          1994       1993               1994         1993
                          ----       ----               ----         ----
Gross Revenue            $57,680    $55,599            $168,713    $169,941
                         ---------  ---------           ---------  --------
Operating Expenses        41,290     42,795             120,791     123,069
Interest expense, net     29,379     28,680              87,327      85,925
                        ---------  ---------           ---------   ---------
Net Loss                ($12,989)  ($15,876)           ($39,405)   ($39,053)
                        ---------  ---------           ---------   ---------
                        ---------  ---------           ---------   ---------

6.  STATUS OF THE BORROWER
The Borrower has experienced significant cash shortfalls and has informed the Company that it expects to continue to experience significant cash shortfalls. These cash shortfalls make it unlikely that the Borrower will be able to fulfill all financial commitments to the Company under the Loan Agreement for the foreseeable future from its own resources. The Borrower does not have commitments from its partners or any related affiliate to fund these cash shortfalls. The Borrower has also advised the Company that, for 1994, it anticipates a breach of the covenant in the Loan Agreement requiring the net operating income of the Borrower for any calendar year to be at least 80% of the base interest payable as defined in the Loan Agreement. In October 1994, the Borrower reissued its financial statements for the year ended December 31, 1993. These reissued financial statements indicate that these cash shortfalls raise substantial doubt about the Borrower"s ability to continue as a going concern. The Company is unable to determine what impact, if any, these uncertainties could have on the mortgage loan and the Borrower"s ability to fulfill its obligations under the Loan Agreement. In the event that the Borrower does not make the required payments under the mortgage loan, it may be appropriate for the Company to limit recognition of income to an amount less than that accruing under the terms of the mortgage loan.

                        ROCKEFELLER CENTER PROPERTIES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES--THE COMPANY
The discussion below relates primarily to the Company's financial condition and results of operations for the first nine months of 1994. Investors are encouraged to review the financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1993 contained in the Annual Report for 1993 for a more complete understanding of the Company's financial condition and results of operations.

The primary source of liquidity for the Company is interest income received on its mortgage loan to the Borrower. The mortgage loan is secured by leasehold mortgages in the aggregate amount of approximately $44.8 million which were assigned to the Company, consolidated, spread and recorded as a first mortgage lien against the entire Property. Through September 6, 1994, the mortgage loan also was secured by an unrecorded mortgage in the amount of approximately $1,255.2 million. On September 6, 1994 the Company recorded this mortgage.
The related recording tax was paid by the Borrower. The mortgage loan is further secured by a recorded assignment of rents pursuant to which the Borrower has assigned to the Company, as security for repayment of the mortgage loan, the Borrower's rights to collect certain rents with respect to the Property.

During the nine months ended September 30, 1994 and 1993, cash generated from interest income on the mortgage loan was $59,021,000 and $57,559,000, respectively. The increase of $1,462,000 in interest income received on the mortgage loan is attributable to the scheduled increase in the annualized coupon rate on the mortgage loan. The rate of base interest on the mortgage loan increases each year until the year 2000 according to a fixed schedule. Following is the schedule of the rate of base interest and the amount of base interest scheduled to be received by the Company in each of the following years ending December 31:


          Rate        Amount                    Rate        Amount
          ----        ------                    ----        ------

1994     8.115%    $105,495,000       1998     8.410%    $109,330,000
1995     8.390%     109,070,000       1999     8.420%     109,460,000
1996     8.400%     109,200,000       2000     8.430%     109,590,000
1997     8.410%     109,330,000


While the mortgage loan coupon rate for the year 1994 is 8.115%, base interest is receivable from the Borrower in accordance with a schedule requiring the Borrower to pay on November 30 of each year that portion of the base interest payment due for the whole year equal to the interest that will accrue during such year with respect to the Current Coupon Convertible Debentures of the Company due 2000 and the remainder quarterly on February 28, May 31, August 31 and November 30 of each such year. The Borrower has placed in a special escrow account in favor of the Company securities with a value equal to the amount of the interest payment due under the Loan Agreement in November 1994 (approximately $46.5 million). This escrow will terminate upon the payment to the Company of the November 1994 interest payment.

The mortgage loan also provides for Additional Interest (as defined therein) to be earned by the Company under certain circumstances. For each year through 2000 in which Gross Revenues (as defined therein) of the Property exceed
$312.5 million, Additional Interest would accrue in an amount equal to the sum of (i) 31.5% of such excess plus (ii) $42.95 million and would be payable currently only to the extent of available cash of the Borrower. If cash were not available, the payment of Additional Interest would be deferred (without interest) until the Equity Conversion Date or such earlier time as cash became available. No Additional Interest has been earned by the Company to date. Based on present conditions in the Midtown Manhattan rental market, the Company does
                                       -10-

                        ROCKEFELLER CENTER PROPERTIES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES--THE COMPANY (CONT'D) not currently expect that it will earn Additional Interest.

The Borrower has experienced significant cash shortfalls and has informed the Company that it expects to continue to experience significant cash shortfalls. These cash shortfalls make it unlikely that the Borrower will be able to fulfill all financial commitments to the Company under the Loan Agreement for the foreseeable future from its own resources. The Borrower does not have commitments from its partners or any related affiliate to fund these cash shortfalls. The Borrower has also advised the Company that, for 1994, it anticipates a breach of the covenant in the Loan Agreement requiring the net operating income of the Borrower for any calendar year to be at least 80% of the base interest payable as defined in the Loan agreement. In October 1994, the Borrower reissued its financial statements for the year ended December 31, 1993. These reissued financial statements indicate that these cash shortfalls raise substantial doubt about the Borrower's ability to continue as a going concern. The Company is unable to determine what impact, if any, these uncertainties could have on the mortgage loan and the Borrower's ability to fulfill its obligations under the Loan Agreement. In the event that the Borrower does not make the required payments under the mortgage loan, it may be appropriate for the Company to limit recognition of income to an amount less than that accruing under the terms of the mortgage loan.

Portfolio and other interest received during the nine months ended September 30, 1994 and 1993 was $998,000 and $6,139,000, respectively.
The decrease in portfolio and other interest received of $5,141,000 was due to portfolio sales and maturities, the proceeds from which were used to reduce the Company's short term debt during 1993 and the first nine months of 1994. During the first nine months of 1994 the Company liquidated its investment portfolio realizing $14,331,000 which combined with operating cash enabled the Company to reduce its short term debt by $39 million. Due to the liquidation of the investment portfolio, portfolio interest received in 1994 will be substantially less than portfolio interest received in 1993.

The following schedule presents the components of commercial paper, bank loan and other interest paid during the periods shown.


                                         Nine Months ended September 30,
                                             1994                 1993
                                         ------------         ------------
Interest rate swap agreements           $10,150,000          $11,251,000
Commercial paper (including
  commercial paper fees and expenses)     8,272,000           11,049,000
Bank loan                                                        218,000
                                        -----------          -----------
                                         $18,422,000          $22,518,000
                                        -----------          -----------
                                        -----------          -----------

As discussed in Note 2 to the Financial Statements, the annualized net payment relating to the $245,000,000 net notional principal of the interest rate swaps outstanding at September 30, 1994 was $12,013,000. This amount may change during the remainder of 1994 and in subsequent years, as the floating rates receivable under the Company's Liability Swaps and the floating rates payable under the Company's Asset Swaps are periodically re-set.
                                       -11-

                        ROCKEFELLER CENTER PROPERTIES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES--THE COMPANY (CONT'D)
Also, as discussed in Note 2 to the Financial Statements, the Company is committed to scheduled reductions in its commercial paper borrowings issued under the letter of credit scheduled to expire on December 15, 1994. Accordingly, the average amount of commercial paper outstanding during 1994 to date has been, and for the remainder of the year will be, substantially below the average amount outstanding during 1993, and barring a substantial increase in average commercial paper rates, the Company would expect that interest paid on commercial paper for the remainder of 1994 will be lower than that paid in 1993.

The Company's second letter of credit, which is scheduled to expire on June 30, 1995, is not subject to any scheduled reductions. The Company's ability to continue to issue commercial paper would cease if the Company were not able to renew or replace such letter of credit. If the Company were not able to continue to issue commercial paper, it would have to turn to commercial bank loans or other sources to replace its current funding through the commercial paper markets and there can be no assurance at this time that such replacement funding would be available to the Company or as to the terms upon which any such replacement funding, if available, could be obtained.

As a result of the liquidation of the Company's portfolio of investment securities and the reductions in the amount of commercial paper outstanding described above, all of the Asset Swaps in the notional principal amount of $40 million and Liability Swaps in the notional principal amount of $67 million are not currently being utilized for hedging purposes ("Uncovered Swaps"). During the quarter ended September 30, 1994, the Company recorded a $3.1 million charge to reflect as a liability the current net settlement value of such swaps. Charges related to Uncovered Swaps are not deductible for tax purposes until settled with the counter-parties to the swap contracts. Therefore, the $3.1 million charge has no impact on the computation of the Company's taxable income for purposes of determining the amounts required to be distributed to shareholders.

The Company has undertaken a study of its overall capital structure and as part of such study it will continue to explore and evaluate with the assistance of Kidder Peabody & Co., its investment banking advisor, means to modify or reduce its interest rate swap positions and address the commercial paper facility expiration on June 30, 1995. The Company is currently considering several financing alternatives including principally attempting to negotiate a complete or partial extension of the commercial paper facility expiring on June 30, 1995 or a public or private refinancing of the commercial paper outstanding thereunder. To the extent the alternative implemented does not result in the continued utilization of all or a portion of the Company's Liability Swaps which currently are utilized as hedges (notional principal amount of $218 million) to fix the rate of interest paid on floating rate debt, the Company would be required to record additional charges to reflect as a liability the current net settlement value of such swaps. Based on the current net settlement value of the Company's Liability Swaps which are being used as hedges as of September 30, 1994, the Company would be required to record an additional liability in the amount of approximately $22 million if it chose a financing option which did not continue to utilize any of such Liability Swaps as hedges. The Company has agreed to apply 75% of any net proceeds received from common stock issuances to reduce the duration of certain of its Liability Swaps.

Although the Company expects to be able to fund the repayment of the commercial paper outstanding pursuant to the letter of credit facility expiring on December 15, 1994 from the proceeds of the interest payment due under the Loan Agreement on November 30, 1994, the next interest payment under the Loan Agreement is not due until February 28, 1995. Application of $18 million of the proceeds of the approximately $46.5 million interest payment due on November 30 to the repayment of commercial paper will mean that unless the Company retires its Liability Swaps by year end it will incur a cash shortfall of approximately $3 million in the first two months of
                                       -12-

                        ROCKEFELLER CENTER PROPERTIES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES--THE COMPANY (CONT'D)
1995 prior to receipt of the February 28, 1995 interest payment. This shortfall could be covered if the Company is able to access funds from third parties or by the postponement of settlement payments to certain banks holding Liability Swaps until after February 28. This shortfall could also be covered by a reduction in the amount of the Company's
December 1994 dividend which could be made up by an increase in the amount of the first quarter 1995 dividend without prejudice to the Company's qualification as a REIT for the year 1994. The Company is not able at this time to predict whether it will be possible to cover this early 1995 cash shortfall without reducing the December dividend.

Coupon payments on outstanding Current Coupon Convertible Debentures are made annually on December 31. The interest rate payable on the $213,170,000 Current Coupon Convertible Debentures outstanding as of September 30, 1994 is 8% per annum and, assuming no change in the amount of Current Coupon Convertible Debentures outstanding, the interest payment will total $17,054,000 on December 31, 1994. On January 1, 1995 this interest rate is scheduled to increase to 13% per annum through December 31, 2000. As a result of this increase in rate, the Company's annual disbursement for interest on these debentures, assuming that all such debentures outstanding on September 30, 1994 remain outstanding, would increase by $10,658,500 for 1995 and each subsequent year. The Company did not repurchase any of its debentures during the first nine months of 1994 and, pursuant to the agreement extending the maturity of one of its commercial paper facilities to December 15, 1994
(see Note 2 to the Financial Statements), the Company has agreed not to repurchase any of its debentures during the term of that agreement.

Combined net cash flow provided by operating and investing activities during the nine months ended September 30, 1994 was $52,690,000, which was used, together with cash on hand, by the Company to reduce commercial paper borrowings in the amount of $39,350,000 and to pay dividends in the amount of $13,391,000.

The Company is the beneficiary of standby irrevocable letters of credit that are subject to specified reductions and that, among other things, provide support for the Borrower's payment of base interest on the mortgage loan. Subject to certain conditions, the Borrower is required to maintain in effect similar letters of credit, or to pledge collateral with a fair market value equal to the required amount of such letters of credit, during the term of the mortgage loan. In April 1993, pursuant to agreements between the Borrower and the Company, the level at which such letters of credit or other collateral must be maintained was increased to $200 million until December 31, 1994. On January 1, 1995, the level of this support will decrease from $200 million to approximately $70 million and on April 1, 1995 to $50 million. Also, the Borrower has placed in a special escrow account in favor of the Company securities with a value equal to the amount of the interest payment due under the Loan Agreement in November 1994 (approximately $46.5 million). This escrow will terminate upon the payment to the Company of the November 1994 interest payment.

The Company has executed non-disturbance agreements with tenants that occupy at least a full floor in any of the buildings comprising a part of the Property and certain other tenants upon request. Such agreements provide that in the event of a foreclosure of the mortgage loan, such tenant's possession of space within the Property will not be disturbed so long as such tenant is in compliance with the terms of its lease. In addition, certain of these tenants, under their leases, may offset fixed rent otherwise payable to the Borrower (up to specified maximum amounts, "Tenant Allowances") in the event that the Borrower has failed to pay for certain alterations to the leased property as provided for in such tenants' leases. In the event the aggregate amount that all such tenants may offset
                                       -13-

                        ROCKEFELLER CENTER PROPERTIES, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES--THE COMPANY (CONT'D)
(the "Rent Offset Amount") exceeds $37.5 million the Borrower is required to maintain credit support facilities to provide additional security in an amount equal to at least 50% of the positive excess, if any, of the aggregate of the Borrower's obligations with respect to Tenant Allowances. If an event of default was to occur under the mortgage loan and the mortgage loan to be accelerated, the Company would be entitled to make drawings under or withdrawals from the credit support facilities in payment of the mortgage loan. As of September 30, 1994, the Company had executed seven rent offset agreements with tenants. The total Rent Offset Amount at such date was $46,547,000, and accordingly $4,523,000 had been placed in a rent offset escrow account.

RESULTS OF OPERATIONS--THE COMPANY
The Company's principal source of income during each of the nine-month periods ended September 30, 1994 and 1993 was loan interest income recognized on the mortgage loan. Loan interest income exceeded loan interest received by $22,375,000 and $23,552,000 during the nine-month periods ended September 30, 1994 and 1993, respectively. The difference in each period is attributable partially to the aforementioned schedule of periodic interest payments, partially to the amortization of original issue discount applicable to the mortgage loan and partially to the recognition of interest income on the mortgage loan according to the "interest method" by which interest is calculated on the basis of the average yield on the notes evidencing the mortgage loan through the Equity Conversion Date. Loan interest income accounted for 99.3% and 94.7% of total revenues during the nine-month periods ended September 30, 1994 and 1993, respectively.

Portfolio income, which accounted for approximately .7% of total revenues during the nine months ended September 30, 1994, declined by $4,015,000 from the comparable period in the prior year as a result of sales and maturities of portfolio securities. This source of revenue was eliminated during the third quarter of 1994, as a result of sales and maturities of the remaining portfolio securities in order to fund in part the scheduled reductions in commercial paper borrowings (see Note 2 to the Financial Statements).

Interest expense on Convertible Debentures for the nine months ended September 30, 1994 increased by $2,433,000, or 6.6%, over that of the comparable prior year period, principally as a result of accruals of interest on the increasing accretion of the principal amount of the Zero Coupon Convertible Debentures.

Interest expense on commercial paper, bank loan and other declined by $3,377,000, or 15.2%, from the comparable prior year period reflecting a combination of lower average commercial paper borrowings, lower average bank loan outstanding, and the lower cost of servicing interest rate swaps due to higher variable interest rates received on Liability Swaps. These savings were partially offset by the higher cost of commercial paper interest due to higher interest rates and to increased commercial paper fees incurred in connection with the agreement to extend to December 15, 1994 the commercial paper facility originally scheduled to expire in May 1993.

As discussed above in "Liquidity and Capital Resources -- The Company" and in
Note 2 to the Financial Statements, during the quarter ended September 30, 1994 the Company recorded $3,125,000 as a charge for the fair value of the Asset Swaps and Liability Swaps which are not currently serving as hedges.

General and administrative expenses for the nine months ended September 30, 1994 increased by $569,000, or 18.7%, over that of the comparable prior year period, principally due to increases in financial advisory fees, professional fees, and general corporate administrative expenses.
                                       -14-

                        ROCKEFELLER CENTER PROPERTIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)


THE PROPERTY
The financial information and analysis included in the following discussions of the "Financial Condition and Outlook - The Property", "Results of Operations - The Property", and "Cash Flow - The Property" have been furnished to the Company by the Borrower.

FINANCIAL CONDITION AND OUTLOOK - THE PROPERTY
For the nine months ended September 30, 1994, the Property experienced a net cash outflow of $83.4 million consisting of; an operating cash deficit of $17.6 million (including interest payments of $59 million to the Company), a mortgage recording tax payment of $34.5 million, and disbursements totaling $31.3 million for capital improvements, tenant improvements, and leasing commissions. This amount compared with a net cash outflow of $33.4 million for the nine months ended September 30, 1993 which was comprised of; a cash outflow from operations totaling $9.9 million (including interest payments of $57.6 million to the Company) and expenditures aggregating
$23.5 million for capital and leasing disbursements.

These cash outflows brought the cumulative cash flow shortfall of the Property since 1985 to $516.6 million at September 30, 1994. To date, these shortfalls have been funded by capital contributions ($185.2 million), non-interest-bearing advances from an affiliate ($181.7 million), and loans, including accrued interest, from the Borrower's partners ($149.7 million).

Based upon the Borrower's projections, the Property will continue to experience significant cash shortfalls. These cash shortfalls have occurred primarily as a result of changes in the real estate market from levels anticipated when the mortgage loan was initiated, including lower rental rates, greater rent abatements granted to tenants upon initiation or renewal of lease commitments, and higher expenditures associated with obtaining new and renewal tenants. These cash flow conditions have made it unlikely that the Borrower will be able to fulfill all financial commitments to the Company for the foreseeable future from its own resources.

Notwithstanding the previous funding which has occurred, the Borrower does not have a commitment from its partners or any related affiliate to continue to fund future cash shortfalls.

On May 20, 1994, the Borrower agreed to provide additional security for the payment of interest due November 30, 1994 under the mortgage loan. A total of $46.5 million has been placed in an escrow account as additional security for this interest payment.

On September 6, 1994, the Company, citing material adverse changes with respect to the financial condition of the Borrower, perfected its lien by recording the $1,255.2 million previously unrecorded portion of the mortgage loan at the Borrower's expense. The mortgage recording tax totaled $34.5 million. The funds were loaned to the Borrower by an affiliate of the Borrower.

In addition, the Borrower has advised the Company that, for 1994, it anticipates a breach of the covenant requiring that net operating income of the Property for any calendar year be at least 80% of the base interest payable as defined in the Loan Agreement. To date, no waiver of this provision has been requested by the Borrower, and none has been granted by the Company.

                        ROCKEFELLER CENTER PROPERTIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

FINANCIAL STATEMENT PRESENTATION
These conditions raise substantial doubt about the Borrower's ability to continue as a going concern. The Borrower's financial statements have been prepared on a going concern basis. The financial statements do not contain any adjustments to reflect the possible future effects from the outcome of this uncertainty.

RESULTS OF OPERATIONS - THE PROPERTY
The operating results of the Property during the quarter and nine months ended September 30, 1994 and 1993 are presented in summary form in the table below:

                                         ($ In Thousands)
                                            (Unaudited)
                                            ------------
                               Quarters Ended       Nine Months Ended
                                September 30,          September 30,
                              ---------------      -----------------
                                1994     1993         1994       1993
                              -------   -------    --------    ---------
Gross revenue:
   Fixed and percentage
     rents                    $38,256   $37,072     $114,207   $112,133
   Operating and real
     estate tax escalation     11,961    12,907       36,724     41,210
   Consideration revenues       1,144         -        3,157      2,637
   Sales and service revenues   6,319     5,620       14,625     13,961
                              -------   -------     --------   ---------
                               57,680    55,599      168,713     169,941
                              -------   -------     --------   ---------
Operating Expenses:
   Real estate taxes            9,837    10,563       30,953      33,767
   Utilities                    4,538     4,544       12,842      12,574
   Maintenance and
     engineering                8,328     8,539       24,112      24,323
   Other operating expenses    10,840    10,764       30,070      29,821
   Depreciation and
     amortization               5,769     5,320       17,615      16,057
   Management fee                 657       642        1,971       1,926
   General and administrative   1,321     2,423        3,228       4,601
                              -------   -------     --------   ---------
                               41,290    42,795      120,791     123,069
                              -------   -------     --------   ---------
Operating income before
  interest                     16,390    12,804       47,922      46,872

Interest expense, net          29,379    28,680       87,327      85,925
                              -------   -------     --------   ---------
Net Loss                     ($12,989) ($15,876)    ($39,405)   ($39,053)
                              -------   -------     --------   ---------
                              -------   -------     --------   ---------

The gross revenue of the Property during the quarter ended September 30, 1994 increased by $2.1 million from the comparable prior-year period. During the nine months ended September 30, 1994, the gross revenue of the Property decreased by $1.2 million from the comparable prior-year period. The increase in gross revenue during the quarter ended September 30, 1994 was primarily a result of higher consideration revenue, increased fixed rent related to new leases and lease renewals, and increased sales and service revenues. These increases were offset partially by lower operating and real estate tax escalation revenue. Consideration revenue consists principally of one-time payments negotiated by tenants for the right to cancel their leases prior to scheduled termination dates. The decrease in operating and real estate tax escalation revenue reflects the establishment of new escalation base years in connection with new leases and lease renewals. To the extent to which the revenue decrease was

                        ROCKEFELLER CENTER PROPERTIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

attributable to reduced escalation income, this factor was offset in large measure by lower real estate tax costs recorded in the operating expense category.

The nine month decrease in gross revenue was primarily a result of lower operating and real estate tax escalation revenue offset partially by increased fixed rent, higher sales and service revenues, and increased consideration revenue.

The following table shows the occupancy rates for the Property at specified dates:


     December 31, 1992   -   94.0%     December 31, 1993   -   94.6%
     March 31, 1993      -   93.9%     March 31, 1994      -   95.6%
     June 30, 1993       -   93.9%     June 30, 1994       -   96.1%
     September 30, 1993  -   94.1%     October 1, 1994     -   90.4%


As of October 1, 1994, the occupancy rate decreased to 90.4% as a result of the significant turnover of leases which expired on September 30, 1994.

During the nine months ended September 30, 1994, 220 leases covering approximately 1.8 million square feet of office, retail, and storage space took effect on or before October 1, 1994, at net effective annual fixed rents averaging $31.89 per square foot. The net effective annual rental rates for office space, which accounted for approximately 1.7 million square feet of the total area leased, averaged $30.75 per square foot. This amount compared to a net effective rental rate of $31.54 per square foot for office space leases which took effect during all of 1993. Net effective annual rental rates reflect the present value effect of base rental payments less the current and future expenditures for tenant improvements, concessions, and brokerage commissions. The gross rental rates for the office space leases that were concluded and took effect during the nine months ended September 30, 1994 averaged $40.22 per square foot (compared with $38.01 per square foot for office space leases which took effect during all of 1993.) The actual rate at which each lease was executed depended upon its location within the Property, type of space leased, length of lease term, and other factors. Of the approximately 1.7 million square feet of office space leased during the nine months ended September 30, 1994, approximately 1.3 million square feet represented renewals of existing tenants at an average gross rental rate of $40.01 per square foot. The combined fixed rent and escalation payments prior to lease renewal for these renewing tenants had averaged $42.01 per square foot.

The following table shows selected lease expiration and vacant space information for the Property as of October 1, 1994 and has been furnished to the Company by the Borrower. Lease turnover during the term of the mortgage loan could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal rents and rental income will be affected significantly by market conditions at the time and by the terms at which the Borrower can then lease space.

                        ROCKEFELLER CENTER PROPERTIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

                       Number of                         Percentage of
Year                leases expiring   Area (sq.ft.)   total rentable area
- ----                ---------------   -------------   -------------------
1994 (October 1 -
  December 31)              39           155,730               2.5
1995                       134           631,318              10.2
1996                        67           146,556               2.4
1997                        39            78,855               1.3
1998                        49           186,727               3.0
1999                        55           164,024               2.6
2000                        19           293,227               4.7
2001                        13            36,584               0.6
2002                        22           133,742               2.2
2003                        25            84,593               1.4
2004                        62           374,586               6.0
2005-2019                  100         1,742,040              28.2
2020                         1            98,577               1.6
2022                         3         1,283,576              20.7
Space under temporary
  occupancy                N/A            97,689               1.6
Vacant space               N/A           591,867               9.6
Space occupied by the
  Borrower                 N/A            89,829               1.4
                           ---         ---------             -----
                           628         6,189,520             100.0%
                           ---         ---------             -----
                           ---         ---------             -----


During the quarter ended September 30, 1994, the operating expenses of the Property decreased by $1.5 million or 4% from the comparable prior-year period. This decrease was a result of reduced general and administrative expense ($1.1 million), lower real estate taxes ($.7 million), and decreased maintenance and engineering expenses ($.2 million). These decreases were offset partially by increased charges for depreciation and amortization
($.5 million).

During the nine months ended September 30, 1994, the operating expenses of the Property decreased by $2.3 million or 2% from the comparable prior-year period. This decrease was a result of lower real estate taxes ($2.8 million), reduced general and administrative expense ($1.4 million), and decreased maintenance and engineering expenses ($.2 million). These decreases were offset partially by increased charges for depreciation and amortization
($1.6 million), higher utility costs ($.3 million), and increases in other operating expenses ($.2 million).

The decrease in general and administrative expense was attributable to a reduction in the required provision for doubtful accounts. Lower real estate taxes resulted primarily from a decrease in the assessed valuation of the Property. The lower maintenance and engineering expenses were primarily a result of decreased building facade cleaning costs.

Depreciation and amortization charges increased as a result of a higher fixed asset base which included expenditures required by the Loan Agreement, other capital expenditures, and improvements to tenant spaces necessitated by lease commitments. Higher utility costs reflected increased usage as a result of the colder winter. The increase in other operating expenses was primarily attributable to increased security services.

                        ROCKEFELLER CENTER PROPERTIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

As a result of the foregoing, operating income before interest for the quarter and nine months ended September 30, 1994 increased by $3.6 million or 28% and $1.1 million or 2%, respectively, from the comparable prior-year periods.

Interest expense, net during the quarter and nine months ended September 30, 1994 increased $.7 million or 2% and $1.4 million or 2%, respectively, as a result of additional loans made to the Borrower by its partners in order to fund certain of the Property's capital improvements together with increased interest expense as a result of the payment of the mortgage recording tax.

CASH FLOW-THE PROPERTY
For the nine months ended September 30, 1994, the property experienced an operating cash deficit of $17.6 million. During the nine-month period ended September 30, 1993, the operating cash deficit amounted to $9.9 million. These cash flow data reflect the payment of interest to the Company totaling $59 million and $57.6 million, respectively, during the quarter and nine months ended September 30, 1994 and 1993. The increase of $7.7 million in the operating cash deficit for the first three quarters of 1994 compared with the similar period during 1993 reflected higher levels of net working capital ($7.3 million), and increased interest paid to the Company ($1.5 million). These increases were offset partially by increased operating income before interest ($1.1 million).

On September 6, 1994, the Company, perfected its lien by recording the previously unrecorded portion of the Loan at the Borrower's expense. The mortgage recording tax totaled $34.5 million. The funds were loaned to the Borrower by an affiliate of the Borrower.

The Borrower also expended funds for capital improvements to the Property, tenant improvements, and leasing commissions as follows:


(In thousands)                       Nine Months ended September 30,
                                     -------------------------------
                                           1994           1993
                                     --------------  ---------------
Capital improvements                      $ 7,943        $10,676
Tenant improvements                         9,974          7,224
Leasing commissions (including
  legal fees)                              13,356          5,549
                                          -------         -------
                                          $31,273         $23,449
                                          -------         -------
                                          -------         -------


While the mortgage loan coupon rate for the year 1994 is 8.115%, base interest is payable to the Company in accordance with a schedule requiring the Borrower to pay on November 30 of each year that portion of the interest payment due for the whole year equal to the interest that will accrue during such year with respect to the Current Coupon Convertible Debentures of the Company due 2000 and the remainder quarterly on February 28, May 31, August 31, and November 30 of each such year.

The mortgage loan agreement provides for the establishment of loans for the cumulative portion of capital improvements made by the Borrower in excess of amounts specified in the mortgage loan agreement. The

                        ROCKEFELLER CENTER PROPERTIES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

cumulative amounts of excess capital improvements totaled $123 million and $107.5 million at September 30, 1994 and 1993, respectively. These excess capital improvement loans are deemed to be made to the Borrower by its partners and bear interest at 80% of the prime rate (as defined), compounded quarterly. Interest charges on excess capital improvement loans are added to the loan principal at the end of each year. At September 30, 1994 and 1993, the amount of excess capital improvement loans (including accrued interest) totaled $149.7 million and $127.9 million, respectively.

The results of operations of the Property as of September 30, 1994 and 1993 reflect non-cash interest charges of $5.4 million and $4.6 million, respectively, relating to interest on these excess capital improvement loans. Both the excess capital improvement loans and the non-interest bearing advances are subordinated to the mortgage loan; however, if, on the Equity Conversion Date, the Company exercises its option to convert the mortgage loan into an equity interest in the partnership which will then own the Property, any outstanding loans for excess capital improvements (including accrued interest) will become the obligation of the partnership.

The Borrower is committed to expend significant funds for tenant improvements and leasing commissions in connection with the renegotiated and/or new 1994 leases. In order to renew and/or re-lease the remaining space coming due during the remainder of 1994, significant expenditures also could be required. Additionally, the Borrower has committed and may be required to commit to rent abatements in connection with the renewal and/or re-leasing of space.

Certain leases grant tenants the right to reduce or offset rent payable if the Borrower breaches certain obligations under the leases, including the funding of tenant improvements and other items. An amendment to the Loan Agreement dated February 22, 1994 requires RGI to provide additional collateral security in connection with these leases. The minimum security amount, which at any time is equal to 50% of the excess of the tenants' right to offset rent over $37.5 million, is required to be placed in an escrow account. At
September 30, 1994, these obligations totaled $46.5 million, resulting in a minimum security amount of $4.5 million.

The letters of credit previously discussed under "Liquidity and Capital Resources-The Company", support the payment of base interest on the mortgage loan in the event of cash flow shortfalls from the Property. This letter of credit will be reduced from its present level of $200 million to $70.4 million on January 1, 1995 and to $50 million on April 1, 1995.

Independent Accountant's Report


Board of Directors
Rockefeller Center Properties, Inc.

We have reviewed the accompanying financial statements of Rockefeller Center Properties, Inc. (the "Company") as of September 30, 1994, and for the three-month and nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, which will be performed for the full year, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As more fully described in Note 6 to the financial statements, the borrowers under the mortgage note, the Company's principal asset, have experienced significant cash shortfalls. These cash shortfalls make it unlikely that the borrowers will be able to fulfill all financial commitments to the Company for the foreseeable future from their own resources. The borrowers do not have commitments from their partners to fund these cash shortfalls. These uncertainties could impact the value of the mortgage note, the Company's results of operations and the Company's ability to satisfy its obligations.

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


November 10, 1994
New York, New York

                        ROCKEFELLER CENTER PROPERTIES, INC.
                           PART II.--OTHER INFORMATION

ITEM 1.    Legal Proceedings
           The Company is not a party to any material legal proceeding or environmental litigation, nor is it aware of any such proceeding or litigation threatened against it.

ITEM 6.    Exhibits and Reports on Form 8-K

    (b)    Reports on Form 8-K
           A report on Form 8-K was filed on August 30, 1994, reporting events under Item 5 and Item 7 of Form 8-K.

                        ROCKEFELLER CENTER PROPERTIES, INC.


                                    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ROCKEFELLER CENTER PROPERTIES, INC.



Date: November 14, 1994              By:  /s/RICHARD M. SCARLATA
                                          --------------------------
                                          Richard M. Scarlata
                                          President and Chief Executive
                                          Officer (Principal Financial
                                          Officer and Principal Accounting
                                          Officer)