Form 10-K405
period 1994-12-31
ROCKEFELLER CENTER PROPERTIES INC
filed 1995-03-20
CIK 773652

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-K

                          -----------------------------


(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                           -------     -------


COMMISSION FILE NUMBER 1-8971

                       ROCKEFELLER CENTER PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)


                       DELAWARE                    13-3280472
             (State or other jurisdiction       (I.R.S. Employer
                  of incorporation or          Identification No.)
                    organization)

             1270 AVENUE OF THE AMERICAS              10020
                    NEW YORK, N.Y.                 (Zip Code)
                (Address of principal
                  executive offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  212-698-1440
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                             Name of each exchange
               Title of each class             on which registered
               -------------------             -------------------

        Common stock, $.01 Par Value, all           New York
        of one class (38,260,704 shares           Stock Exchange
        outstanding as of March 14, 1995)*

                        -------------------------

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X            No
                                       ---              ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [    ]

- ---------------------------
* The aggregate market value of Registrant's voting stock held by non-affiliates as of March 14, 1995, based on the closing price on the New York Stock Exchange composite tape on that date, was approximately $248,695,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant has incorporated in this Annual Report on Form 10-K the information required in Part III from its Proxy Statement, to be filed with the Securities and Exchange Commission in connection with its 1995 Annual Meeting of Stockholders.

                       ROCKEFELLER CENTER PROPERTIES, INC.

                                TABLE OF CONTENTS
                                -----------------

     PART I                                                     PAGE
     ------

         Item  1.      Business                                    1

         Item  2.      Properties                                  9

         Item  3.      Legal Proceedings                           9

         Item  4.      Submission of Matters to a Vote of
                       Security Holders                            9
     PART II
     -------

         Item  5.      Market for the Registrant's Common
                       Equity and Related Stockholder Matters     10

         Item  6.      Selected Financial Data                    10

         Item  7.      Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                 10

         Item  8.      Financial Statements and Supplementary
                       Data                                       10

         Item  9.      Changes in and Disagreements with
                       Accountants on Accounting and
                       Financial Disclosure                       10
     PART III
     --------

         Item 10.      Directors and Executive Officers           11
                       of the Registrant

         Item 11.      Executive Compensation                     11

         Item 12.      Security Ownership of Certain
                       Beneficial Owners and Management           11

         Item 13.      Certain Relationships and Related
                       Transactions                               11
     PART IV
     -------

         Item 14.      Exhibits, Financial Statement
                       Schedules and Reports on Form 8-K          12

     Signatures                                                   17


                                       (i)

                       ROCKEFELLER CENTER PROPERTIES, INC.

                                     PART I

ITEM 1.  BUSINESS.

         Rockefeller Center Properties, Inc. (the "Company") was incorporated in Delaware on July 17, 1985. Its principal executive offices are located at 1270 Avenue of the Americas, New York, New York 10020, and its telephone number is
(212) 698-1440. The Company qualifies and has elected to be treated, for Federal income tax purposes, as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). On September 19, 1985, the Company issued 37,500,000 shares of common stock (the "Common Stock") in an initial public offering registered under the Securities Act of 1933 (the "Act"). Simultaneously with the offering of the Common Stock, the Company issued Current Coupon Convertible Debentures due 2000 and Zero Coupon Convertible Debentures due 2000 (collectively, the "Convertible Debentures").
In December 1994 the Company issued $150 million of Floating Rate Notes ("Floating Rate Notes") due December 31, 2000 to Goldman Sachs Mortgage Company, as agent and as lender, and $75 million of 14% Debentures ("14% Debentures") due December 31, 2007 to Whitehall Street Real Estate Limited Partnership V. In conjunction with the issuance of the 14% Debentures the Company also issued 4,155,927 warrants ("Warrants") to acquire newly issued common stock exercisable at $5 per share and 5,349,541 Stock Appreciation Rights ("SARs") convertible into 14% Debentures or, under certain circumstances, Warrants.

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

         At the Company's option (the "Equity Option"), the Loan is convertible on December 31, 2000 (the "Equity Conversion Date") or, if an event of default under the Loan Agreement has occurred and is continuing, any earlier date specified by the Company into a 71.5% general partnership interest in the partnership (the "Partnership") which will then own the Property. RGI or a permitted successor will be the managing partner of the Partnership and will generally have the power to make business decisions for the Partnership without the consent of the other partners. The Partnership will terminate on September 30, 2169 unless previously dissolved pursuant to the terms of the agreement under which the Partnership will be formed (the "Partnership Agreement").

         Base Interest is payable quarterly at stated annual interest rates ranging from 7.215% (for 1985 and 1986) to 8.43% (for the year 2000). For each year beginning with 1988 through 2000 in which Gross Revenues (as defined in the Note) of the Property exceed $312.5 million, Additional Interest would accrue in an amount equal to the sum of (i) 31.5% of such excess plus (ii) $42.95 million. If Additional Interest is earned by the Company, but cash is unavailable to the Borrower to pay it, then such Additional Interest would be deferred (without interest) until the Equity Conversion Date or such earlier time as cash became available. No Additional Interest has been earned by the Company through December 31, 1994 and, based on present conditions in the Midtown Manhattan rental market, the Company does not currently expect that it will earn Additional Interest.

         While the Loan is outstanding, the Company may transfer participations in the Loan (but not in the Equity Option), pledge interests in the Loan (subject to the Borrower's reasonable consent if interests representing more than 20% of the Loan are pledged during any 12-month period), and in certain limited circumstances transfer the Loan itself (including the right to exercise the Equity Option) subject to a right of first refusal in favor of the Borrower. The Company has, with the consent of the Borrower, pledged the Note and certain other collateral as security for the repayment of the Floating Rate Notes and the 14% Debentures, together with the Convertible Debentures. So long as the Floating Rate Notes or the 14% Debentures are outstanding, the terms thereof prohibit the Company from encumbering, with certain exceptions, its property or assets or selling or otherwise disposing of its property or assets.

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

THE MORTGAGE.

         The Loan is secured by leasehold mortgages in the aggregate amount of approximately $44.8 million which were assigned to the Company, consolidated, spread and recorded as a first mortgage lien against the Property. Through September 6, 1994, the Loan also was secured by an unrecorded mortgage in the amount of approximately $1,255.2 million. On September 6, 1994 the Company recorded this mortgage. The related recording tax was paid by the Borrower.

THE CREDIT SUPPORT FACILITIES.

         In accordance with the provisions of the Loan Agreement, the Borrower is required to maintain for the benefit of the Company credit support facilities ("Credit Support Facilities") to secure payment of (i) the Base Interest and
(ii) the unexpended portion of the cost of making certain required capital improvements to the Property. During 1994 the level at which such Credit Support Facilities were required to be maintained was $200 million. On January 1, 1995, the required level of this support decreased from $200 million to approximately $70 million and on April 1, 1995 will decrease to $50 million which is the minimum level that must be maintained through the Equity Conversion Date unless Net Operating Income (as defined) of the Property for any year exceeds $150 million and the Borrower has delivered to the Company an Accountant's Certificate (as defined) stating that no deficits in Net Cash Flow (as defined) of the Property for any subsequent year are forecasted.

         Subject to certain conditions, the Loan Agreement requires the Borrower, until the Equity Conversion Date, to maintain in effect Credit Support Facilities in the form of letters of credit issued by commercial banks whose letters of credit are rated AA or better by a nationally recognized rating agency (or a lower rating if satisfactory to the Company) and/or pledges of cash or specified investment-grade collateral having a fair market value equal to the required amount of the Credit Support Facilities. If the Borrower fails to provide Credit Support Facilities in the required amounts, or if the Company shall have accelerated the Loan, the Company may draw or apply the full amount of the Credit Support Facilities.

THE PROPERTY.

         Rockefeller Center is among the best-known commercial real estate complexes in the world, offering an architecturally renowned combination of office, retail and public space. Occupying most of the three blocks (approximately 12 acres) between 48th and 51st Streets and Fifth Avenue and Avenue of the Americas in midtown Manhattan, the Property includes 12 buildings, all but one of which were completed between 1932 and 1940, having approximately
6.2 million square feet of rentable office, retail, storage and studio space as measured in accordance with the measurement standards promulgated by the Real Estate Board of New York in 1968. The Borrower owns (except as described under "NBC Tenancy-The Property") the fee interest in the entire Property, excepting the land (which is owned by an unrelated party and leased to the Borrower through the year 2000 at an annual rent of $650,000) underlying a portion of the building at 600 Fifth Avenue. This lease (the "Church Lease") provides for three renewal periods of 21 years each at annual rents of 6%, 7% and 8%, respectively, of the value of the land (exclusive of improvements and unencumbered by the Church Lease) appraised for its highest and best use, determined at the beginning of each such renewal term. The Borrower's leasehold interest under the Church Lease is subordinate to any mortgage placed on the land, the principal amount of which does not exceed $750,000 and the aggregate payment of principal and interest on which does not exceed the fixed rent payable under the Church Lease. The Church Lease, however, contains a non-disturbance provision which provides that any foreclosure of a superior mortgage will not result in termination of the Church Lease so long as the tenant is not in default thereunder. If the opportunity to purchase the land underlying the Church Lease arises, RGI has agreed to allow the Company to participate with the Borrower in such purchase (if such opportunity arises during the term of the Loan) and to allow such opportunity to the Partnership (if such opportunity arises thereafter).

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


                                                                            At December 31, 1994
                                                                   -------------------------------------
                                                                       Rentable area
                                            Year        Number of      -------------       Occupancy
 Building                                  opened        stories        (sq.ft.)(1)        percentage
 -------                                   ------       ---------        ----------        ----------

 GE.....................................    1933           69             1,875,779           99.4%
 NBC Studio.............................    1933           10               384,592          100.0
 GE West................................    1933           16               151,687          100.0
 1270 Avenue of the Americas (2)........    1932           32               389,091           75.9
 Associated Press.......................    1938           16               400,417           68.7
 International..........................    1935           40             1,034,139           88.0
 British Empire.........................    1933            9               102,669           96.7
 La Maison Francaise....................    1933            9               104,794           96.0
 One Rockefeller Plaza..................    1937           35               470,729           93.7
 Ten Rockefeller Plaza..................    1939           17               291,495           52.9
 Simon & Schuster                           1940
   and Addition.........................    1955           21               600,374           89.5
 600 Fifth Avenue.......................    1952           29               355,312           95.7
 Additional Property (3)................      --           --                28,421          100.0
                                                                          ---------          ------
     Total..............................                                  6,189,499           90.2%
                                                                          ---------          ------
                                                                          ---------          ------

- --------------

(1) Measured in accordance with the standard for measurement promulgated by the New York Real Estate Board in 1968. Includes office, retail and storage space.
(2) Radio City Music Hall is included as part of this building but excluded from the rentable area and occupancy percentage data.
(3) Includes the underground concourse and lower plaza and includes the Lindy's and Hurley's restaurant buildings.


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

         Under the existing zoning regulations, there is allocable to the Property the right to develop up to approximately 2.0 million square feet of floor area in excess of the floor area presently constructed thereon. These excess development rights may be transferred to other properties or, with the approval of the New York City Landmarks Preservation Commission (the "Landmarks Commission"), used to construct additional floor area within the Property. The Borrower has reserved the right to transfer these rights. In 1993, as part of the settlement of a lawsuit, 100,000 square feet of these rights were added to the Mortgage. The Borrower has also reserved the right to transfer all of the Borrower's rights to the air space above the Music Hall, together with easements for support, operations and access.

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

         APPRAISAL VALUE.   During 1994, the Company engaged Douglas Elliman
Appraisal and Consulting Division ("Douglas Elliman"), an independent appraisal firm, to appraise the value assigned to the Property. Douglas Elliman, in a report dated January 11, 1995, concluded that, as of December 31, 1994, the value assigned to the various fee and leasehold interests comprising the Property, subject to existing leases, was $1.25 billion, an increase of $100 million from the value assigned in an appraisal conducted by that same firm as of December 31, 1993. During 1994 the Company also engaged The Weitzman Group, Inc. ("The Weitzman Group"), an independent real estate consulting firm, to review the Douglas Elliman report. On February 21, 1995 the Company received a review and concurrence report dated February 15, 1995 prepared by The Weitzman Group stating that, based upon the review described in such report, The Weitzman Group concurred with the Douglas Elliman estimate of the aggregate market value of the Property and that, in the opinion of The Weitzman Group, the aggregate market value estimated by Douglas Elliman does not vary by more that 5 percent from the aggregate market value The Weitzman Group would estimate in a full and complete appraisal of the same interests. Copies of the 1994 appraisal and concurrence report have been filed as exhibits to the Company's Current Report on Form 8-K filed on February 22, 1995 and a copy of the 1993 appraisal was filed as an exhibit to the Company's Current Report on Form 8-K filed on February 22, 1994.

         Appraisals are only estimates of value and should not be relied upon as measures of realizable value because the current market value of a property is not indicative of the value such property may have at any time in the future. Future value of an appraised property will depend on a variety of factors, including the economic success of the property, the impact of inflation on property values, local competitive conditions, prevailing interest rates and general economic circumstances.

         The Property will be reappraised annually by an independent appraisal firm and the results will be furnished to the Company's stockholders.

         CAPITAL IMPROVEMENT PROGRAM.   In connection with the making of the
Loan, independent consulting firms conducted structural, mechanical, systems and engineering analyses of the Property. Their reports (collectively, the "Engineering Reports") indicated that the Property was in generally good condition and recommended a program of capital improvements over the term of the Loan. The Borrower agreed to make all of the improvements recommended in the Engineering Reports, as well as other major capital improvements to the Property. At the time of the Company's initial public offerings, the Borrower projected for its capital improvement program an aggregate expenditure (after adjusting for inflation) of approximately $260 million for the period from 1985 through the year 2000, which amount substantially exceeds the cost of the capital improvements recommended in the Engineering Reports ($197.6 million). On a cumulative basis since the inception of the Loan and through December 31, 1994, the Borrower has spent $215.7 million in connection with the capital improvements required in the Engineering Reports and an additional $103.0 million for other capital improvements.

         In 1994, 1993 and 1992, the Borrower spent approximately $14 million, $27 million and $25 million, respectively, under its capital improvement program. Progress continued on elevator replacements and upgrades, roof repairs, and fire safety systems. During 1994, the renovation of the lobby of the Simon & Schuster Building was completed and renovation continued on the emergency power systems.

         NBC TENANCY.   In December 1988, the Borrower and National Broadcasting
Company, Inc. ("NBC") signed lease agreements extending NBC's lease at Rockefeller Center. NBC currently leases approximately 1.3 million square feet of space in three interconnected Rockefeller Center buildings (the GE Building, the Studio Building and the GE West Building) and will continue to occupy its space through September 1997 under the terms of its lease existing prior to the extension.

         NBC's lease has been extended through the year 2022. In addition, NBC has options for three successive ten-year renewal periods after 2022 and has rights to lease certain additional space. The lease agreement calls for NBC to pay rent on a "net" basis, that is, without including amounts normally payable with regard to real estate taxes and certain operating expenses, which NBC would pay directly. The method for computing the Additional Interest payable to the Company under the Loan has been amended so that the Additional Interest would not be reduced by reason of certain rights and privileges granted to NBC in connection with the NBC transaction. Certain provisions of the NBC lease renewal are currently in effect and consequently, a portion of NBC's rent for 1994 was calculated on the "net" basis. The Borrower has advised the Company that it estimates that if NBC had paid all of its rent in 1994 on the "gross" basis, gross revenue of the Property for the purpose of computing Additional Interest would have been increased by approximately $8.3 million.

         LEASING.   The average annual office rent (base rent plus escalations)
at the Property at December 31, 1994 was $31.35 per square foot, while 1994 leases for office space in the Property have been signed and have taken effect at average net effective rents of $30.78 per square foot and with lease terms which generally range from 5 to 15 years. These rents are comparable with current midtown Manhattan asking market rents for office buildings. See "Competitive Market".

         Recent leases for space in the Property typically provide for proportionate pass-throughs of 100% to 110% of increases in certain operating expenses and 100% of increases in real estate taxes and electricity recoveries at the wholesale rate plus a 9% administrative charge.

         For lease expiration information for the Property, see RESULTS OF OPERATIONS - THE PROPERTY.

         At December 31, 1994, the occupancy rate for the Property was approximately 90.2%. The following table shows the historical occupancy rates, average annual rent per square foot (base rent plus escalations) and average net effective new and renewal rates for all leases (office, retail and storage) at the Property for the past fourteen years. While the average net effective rental rates for new and renewal space were generally consistent with those prevailing in the midtown Manhattan market during this period, the Property's occupancy rates were higher.


                                                                                  Average net effective rent
                                    Occupancy           Average annual rent            per sq. ft. for
                       Year         percentage       per sq.ft. for all leases       new and renewal leases
                       ----         ----------       -------------------------    --------------------------

                       1981            99.5%                 $16.84                        $32.44
                       1982            99.4                  20.28                         17.19*
                       1983            98.6                  21.36                         37.12
                       1984            98.3                  23.37                         41.98
                       1985            98.0                  27.05                         43.42
                       1986            98.3                  28.53                         40.65
                       1987            98.2                  29.34                         42.70
                       1988            98.4                  30.98                         42.04
                       1989            96.2                  31.99                         45.82
                       1990            95.7                  33.98                         43.43
                       1991            95.9                  34.57                         41.34
                       1992            94.0                  33.47                         33.76
                       1993            94.6                  32.97                         35.93
                       1994            90.2                  31.99                         31.98


- --------------

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

         New York City is the largest office real estate market in the United States. Its central business district has two primary concentrations, midtown and downtown Manhattan. The Property is located in Manhattan's midtown office market. The midtown market comprises approximately 251 million square feet of rentable office space, of which 176 million square feet of existing space is considered prime. The market principally serves corporate headquarters and financial, legal, communications, advertising and other service firms, as well as foreign businesses and governments, for which prestige, central location and amenities are factors justifying the higher rental rates charged for prime office space.

         The midtown Manhattan office space market has historically been cyclical. Following a low point in 1975, the market rebounded sharply at the end of the decade because of the low level of new construction and improvement in the local and national economies. During the period 1975-1979, vacancies decreased sharply from approximately 15% to approximately 2% and average asking rents doubled to approximately $20.50 per square foot at the start of 1980. By 1985, rents had reached $38 per square foot, and vacancies had risen to over 9%. An unprecedented amount of new construction accounted for approximately 22 million square feet added to the market from 1986 to 1992. The level of new construction activity has since decreased, with 210,616 square feet and 170,000 square feet added in 1993 and 1994, respectively. For prime space, vacancy levels reached 17.2% and average asking rents topped $40 per square foot in 1990; by December 1994, the vacancy rate had decreased to 13.4%, while average asking rents had softened to $33.60 per square foot.

    The Property competes with a large number of existing prime office properties in the midtown Manhattan market, including other buildings in which RGI has an interest. RGI and its affiliates have ownership interests in and manage (or, in the case of two buildings, manage without having an ownership interest) the four other buildings which are a part of the entire Rockefeller Center complex but are not included in the Property. One of these four buildings, Time & Life Building, is primarily occupied under a long-term lease and in recent years has had little or no vacant space; the McGraw-Hill Building, 1251 Avenue of the Americas and 1211 Avenue of the Americas Buildings had vacancy levels which ranged from 11.9% to .9% at December 31, 1994. Rockefeller Center Management Corporation ("RCMC"), a wholly-owned subsidiary of RGI, performs services for these buildings and C&W performs services for other office buildings. Depending on the nature of their interests in these other properties, RGI and its affiliates might have an incentive to favor them. In addition, RGI owns property adjacent to the 1251 Avenue of the Americas Building, on which it may construct a building (which would be an addition to the Rockefeller Center complex, but which would not be included in the Property) of up to 1.5 million rentable square feet. RGI and the Borrower have agreed, however, that

RCMC, and any successor or replacement management company which is an affiliate of the Borrower, will not favor the leasing of other buildings over the Property. The Borrower makes periodic reports to the Company regarding space leased in buildings other than those included in the Property in which RGI and its affiliates have ownership interests.

         The Property will be subject to competition in the future from continuing new office construction in midtown Manhattan. As of December 31, 1994, 110,000 square feet of additional rentable space was under construction in the midtown market. RGI might in the future (including by use of the development rights and air rights excluded from the Property) build, acquire or expand, and RCMC or C&W might perform leasing and management services for other properties in the midtown market.

         Within the midtown market, certain high quality office buildings have historically achieved above-average rents and rent rate stability due to various factors including their location, amenities and name recognition. Changes in local, national and international economic conditions will continue to affect the midtown Manhattan office space market, so it is anticipated that there will be fluctuations of both occupancy levels and rental rates.

         REAL ESTATE TAXES.   The targeted and actual assessed valuation of the
Property and the real estate taxes payable by the Property are set forth in the following schedule for the fiscal year periods encompassing the years ended December 31, 1991, 1992, 1993 and 1994. Increases in targeted assessed valuation are required to be phased-in over a five-year period commencing with the fiscal year for which it is first increased.

         Accordingly, the actual assessed valuation for any given fiscal year is the result of layers of phased-in increases. The Borrower has filed appeals for reduction of targeted assessed valuation with the Tax Commission of the City of New York for the fiscal years 1990/91, 1991/92, 1992/93, 1993/94 and 1994/95.



                                                          ($ in millions)

 FISCAL YEAR                       TARGETED ASSESSED                 ACTUAL ASSESSED                 REAL ESTATE
JULY 1-JUNE 30                        VALUATION(1)                     VALUATION(1)                TAXES PAYABLE(1)
- --------------                     -----------------                 ---------------               -----------------

  1991/92                               $430.8(2)                        $413.8(2)                    $44.0(2)
  1992/93                               $433.5(2)                        $432.8(2)                    $46.3(2)
  1993/94                               $393.9(2)                        $393.8(2)                    $42.2(2)
  1994/95                               $370.3(2)                        $370.3(2)                    $39.3(2)

- ------------------

(1) Excludes amounts applicable to Radio City Music Hall. Real estate taxes assessed against the Music Hall portions of the Property are not charged to the Property.

(2)  Excludes amounts applicable to the NBC space, see "NBC Tenancy".



         PROPERTY MANAGEMENT.   The Borrower has entered into a Management and
Rental Agreement, dated as of September 1, 1985 (the "Property Management Agreement"), engaging RCMC to manage the Property and appointing RCMC as the Borrower's exclusive rental agent for the Property. RCMC was organized by RGI in 1973 to manage Rockefeller Center and has 1,055 employees. RCMC's duties include, among other things, the management of the Property and the supervision of its maintenance, repair, alteration and operation and the preparation of operating and capital improvement budgets. As exclusive rental agent, RCMC is required to use reasonable efforts to keep the Property at all times fully rented. RCMC has agreed not to favor the leasing of other buildings managed by RCMC over the Property. The Property Management Agreement will expire on the Equity Conversion Date, unless terminated prior to such date, and thereafter may be renewed by agreement of the Borrower and RCMC for successive three-year periods. During the 15-year term of the Property Management Agreement, RCMC will be reimbursed for Property operating costs and will be paid a fee at the initial rate of approximately $1.8 million (or $.30 per square foot of rentable area) escalating as of each December 1st thereafter (commencing December 1,
1986) with the Consumer Price Index. RCMC's fee for the period December 1, 1994 through November 30, 1995 will be approximately $2.7 million. RCMC also receives leasing commissions for rental services payable at rates and in accordance with terms set forth in the Property Management Agreement. For the year ended December 31, 1994, RCMC earned such leasing commissions in the approximate amount of $22.4 million.

REPURCHASE OF CONVERTIBLE DEBENTURES.

         Between 1987 and 1992, the Company repurchased and retired a portion of its Convertible Debentures and financed these repurchases with unsecured short term nonconvertible borrowings subsequently replaced with Floating Rate Notes and 14% Debentures in December 1994. The Company under the terms of the 14% Debentures and Floating Rate Notes is not permitted to repurchase any of its Convertible Debentures.

         At December 31, 1994, Current Coupon and Zero Coupon Convertible Debentures with face values of $121,830,000 and $366,065,000, respectively, had been cumulatively repurchased at an aggregate cost of $217,295,000. At December 31, 1994, the Company had $150,000,000 of Floating Rate Notes and $75,000,000 of 14% Debentures outstanding. The Company has in place interest rate swap agreements that establish fixed rates of interest payable on a portion of the Floating Rate Notes.

INCOME TAX MATTERS.

         The Company qualifies and has elected to be treated as a REIT under the Code, commencing with its taxable year ending December 31, 1985.

         The election to be a REIT continues unless terminated or revoked. In brief, if the Code requirements for qualification as a REIT continue to be met, the Company (which would otherwise be subject to taxation as a corporation) is, with limited exceptions, not taxed at the corporate level on taxable income that is currently distributed to its stockholders. In any taxable year for which the Company would not qualify as a REIT, the Company would be subject to Federal income tax as an ordinary corporation without any deduction for distributions to stockholders, and generally would not be eligible again to elect REIT status for four years following the year in which such qualification is lost. To the extent that the Company would as a consequence be subject to significant tax liability for any such year, the amount of cash available for satisfaction of its liabilities and distributions to its stockholders would be reduced or eliminated, and the Company could be required to borrow to pay such liabilities and make such distributions.

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

         The Company also has made and intends to continue to make sufficient distributions to meet the requirements for being treated as a REIT for federal income tax purposes. Since the applicable distribution requirements are calculated after inclusion of certain non-cash income and deduction of certain non-cash charges, including amortization of original issue discount in connection with the Convertible Debentures, Floating Rate Notes and 14% Debentures, distributions by the Company may exceed such distribution requirements.

         INVESTMENTS.   The Company may make investments which will not result
in the Company's being disqualified as a REIT. The Company invests in short-term (maturing in less than six months) instruments with only the highest credit ratings.

         DILUTION.   Other than issuances of shares of Common Stock on
conversion of Convertible Debentures or exercise of Warrants, the Company does not intend to issue any additional capital stock or other than Warrants issuable in exchange for SARs, any rights, warrants or options to purchase any additional Common Stock.

         BORROWINGS. The Company may borrow, on an unsecured basis or on a secured basis, to participate in the development of certain improvements at the Property, refinance debt, make any distributions to stockholders (including distributions to stockholders in order to maintain its qualification as a REIT), obtain working capital, and pay any taxes which might become due if the Company failed to qualify as a REIT. The terms of the Floating Rate Notes and the 14% Debentures restrict the Company's ability to incur additional indebtedness.

         OTHER ACTIVITIES AND INVESTMENTS.   It is the policy of the Company not
to (i) invest in the securities of other issuers for the purpose of exercising control, (ii) underwrite securities of other issuers, or (iii) offer securities in exchange for property.

INVESTMENT BY MITSUBISHI ESTATE COMPANY, LIMITED IN RGI.

         In 1990, Mitsubishi Estate Company, Limited acquired a controlling interest in the outstanding stock of RGI. RGI, through affiliate partnerships, is the equity owner of the Property. RCPI has no interest in RGI and this change in the ownership of RGI has no effect on RCPI's rights under its mortgage on the Property.

ITEM 2.  PROPERTIES.

         None. The principal assets of the Company are the mortgage loan receivable secured by the Property and the Equity Option described in Item 1. BUSINESS above.

ITEM 3.  LEGAL PROCEEDINGS.

         On January 23, 1995, Bear, Stearns & Co., Inc., and Donaldson, Lufkin & Jenrette Securities Corporation commenced an action against the Company in the Supreme Court of New York, County of New York. The plaintiffs allege that the Company breached a contract relating to the plaintiffs' provision of investment banking services to the Company. The plaintiffs seek $5,062,500 in damages, plus costs, attorneys' fees and interest. The case is in the initial pleading stage. The Company is vigorously contesting the plaintiffs' allegations and on February 15, 1995 counsel to the Company filed a notice of a motion for an order dismissing the complaint for failure to state a cause of action and granting such other and further relief as the Court deems just and proper. The Company does not expect the outcome of this litigation to have a material effect on the financial condition of the Company.

         Other than the action described above, the Company is not a party to any material legal proceeding or environmental litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The principal market for the Company's Common Stock is the New York Stock Exchange. For quarterly price information with respect to the Company's Common Stock for the two years ended December 31, 1994, see "Quarterly Stock Information" at page F-35 herein, which information is incorporated herein by reference.

         As of March 8, 1995, there were 11,448 stockholders of record.

         For information on the frequency and amount of dividends paid with respect to the Company's Common Stock during the two years ended December 31, 1994, see Note 7 "Income Taxes and Distributions" at page F-17 herein, which information is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

         Selected financial information of the Company for the five years ended December 31, 1994 is set forth at page F-21 herein and is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-22 through F-34 herein is incorporated herein by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data of the Company and the report of independent auditors thereon are set forth at pages F-2 through F-20 herein and are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                     PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is hereby incorporated by reference from the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders (to be filed).


ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is hereby incorporated by reference from the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders (to be filed).


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is hereby incorporated by reference from the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders (to be filed).


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is hereby incorporated by reference from the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders (to be filed).

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (A)  DOCUMENTS FILED AS PART OF THE REPORT.

         1.   Financial Statements and Report of Independent Auditors.

              A. Registrant-See Item 8.

              B. Rockefeller Center Properties and RCP Associates.

                (1)  Report of Independent Auditors.

                (2)  Combined Balance Sheets at December 31, 1994 and 1993.

                (3) Combined Statements of Operations and Partners' Capital Deficiency for the years ended December 31, 1994, 1993 and 1992.

                (4) Combined Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.

                (5)  Notes to Combined Financial Statements.

         2.   Financial Statement Schedule.

              A. No schedules have been included since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and notes thereto.

         3.   Exhibits.

         Documents Incorporated by Reference:

         (3.1) Restated Certificate of Incorporation of the registrant, as amended June 15, 1988, is incorporated by reference to Exhibit
                 3.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

         (4.1) Debenture Purchase Agreement dated as of December 18, 1994 between Rockefeller Center Properties, Inc. (the "Company") and Whitehall Real Estate Limited Partnership V ("Whitehall") is incorporated by reference to Exhibit 4.9 to the registrant's Current Report on Form 8-K dated December 30, 1994.

         (4.2) Warrant Agreement dated as of December 18, 1994 between the Company and Chemical Bank, agent, relating to the issuance and sale to Whitehall of warrants to purchase shares of the Company's common stock is incorporated by reference to Exhibit
                 4.6 to the registrant's Current Report on Form 8-K dated December 22, 1994.

         (4.3) Stock Appreciation Rights Agreement dated as of December 18, 1994 between the Company and Chemical Bank, agent, relating to the issuance and sale to Whitehall of stock appreciation rights exchangeable for warrants of the Company and exercisable for the Company's 14% Debentures due 2007 is incorporated by reference to Exhibit 4.7 to the registrants' Current Report on Form 8-K dated December 22, 1994.

         (4.4) Letter Agreement dated December 18, 1994 among the Company, Whitehall and Goldman, Sachs & Co. relating to board representation and other matters is incorporated by reference to Exhibit 4.8 to the registrant's Current Report on Form 8-K dated December 22, 1994.

         (4.5) Collateral Trust Agreement dated as of December 29, 1994 among the Company, Bankers Trust Company and Gary R. Vaughan, Trustees, is incorporated by reference to Exhibit 4.10 to the registrant's Current Report on Form 8-K dated December 30, 1994.

         (4.6) Registration Rights Agreement dated as of December 29, 1994 among the Company, Goldman Sachs Mortgage Company ("GSMC") and Whitehall is incorporated by reference to Exhibit 4.11 to the registrant's Current Report on Form 8-K dated December 30, 1994.

         (4.7) Letter amendment dated as of December 29, 1994 between the Company and Chemical Bank, warrant agent, amending the Warrant Agreement dated as of December 18, 1994 between the Company and Chemical Bank, warrant agent, is incorporated by reference to
                 Exhibit 4.12 to the registrant's Current Report on Form 8-K dated December 30, 1994.

         (4.8) Letter amendment dated as of December 29, 1994 between the Company and Chemical Bank, SAR agent, amending the SAR Agreement dated as of December 18, 1994 between the Company and Chemical Bank, SAR agent, is incorporated by reference to
                 Exhibit 4.13 to the registrant's Current Report on Form 8-K dated December 30, 1994.

         (4.9) Indenture dated as of September 15, 1985 between the registrant and Manufacturers Hanover Trust Company, as Trustee (the "Trustee"), including the forms of Current Coupon Convertible Debenture, Zero Coupon Convertible Debenture and Floating Rate Note, is incorporated by reference to Exhibit 4 to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

         (4.10) First Supplemental Indenture dated as of December 15, 1985 between the registrant and the Trustee, is incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

         (4.11) Form of definitive share certificate for Common Stock, is incorporated by reference to Exhibit 4.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

         (4.12) Instrument of Resignation, Appointment and Acceptance dated as of December 1, 1993 among the Registrant, Chemical Bank, successor by merger to Manufacturers Hanover Trust Company, and United States Trust Company of New York is incorporated by reference to Exhibit 4.21 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

         (10.1) Loan Agreement dated as of December 18, 1994 among the Company, the lenders parties thereto and GSMC, as agent, is incorporated by reference to Exhibit 10.35 to the registrant's Current Report on Form 8-K dated December 30, 1994.

         (10.2) Loan Agreement dated as of September 19, 1985 among the registrant, RCP Associates ("Associates") and Rockefeller Center Properties ("RCP"), is incorporated by reference to
                 Exhibit 19.1 to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

         (10.3) Consolidated Mortgage Note of Associates and RCP dated September 19, 1985, is incorporated by reference to Exhibit
                 19.4 to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

         (10.4) Mortgage Note of Associates and RCP dated September 19, 1985, is incorporated by reference to Exhibit 19.5 to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

         (10.5) Letter Agreement dated September 12, 1985 among Rockefeller Group, Inc. ("RGI"), Radio City Music Hall Productions, Inc. ("RCMHP"), the registrant, Goldman, Sachs & Co. and Shearson Lehman Brothers Inc., as representatives of the several Underwriters with respect to the registrant's Common Stock, and Goldman Sachs International Corp. and certain other Representatives, as representatives of the several Underwriters with respect to the registrant's Convertible Debentures, is incorporated by reference to Exhibit 19.8 to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

         (10.6) Management and Rental Agreement dated as of September 1, 1985 among RCP, Associates and Rockefeller Center Management Corporation, is incorporated by reference to Exhibit 19.9 to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

         (10.7) Administrative Services Agreement dated September 11, 1985 between the registrant and Cushman & Wakefield Realty Advisors, Inc., is incorporated by reference to Exhibit 19.10 to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

         (10.8) Form of Amended and Restated Partnership Agreement of RCP among RGI, RCMHP and the registrant, is incorporated by reference to
                 Exhibit 19.11 to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

         (10.9) Form of Amended and Restated Agreement of Limited Partnership of Associates among RGI, RCMHP and the registrant, is incorporated by reference to Exhibit 19.12 to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

         (10.10) Dividend Reinvestment Plan of the registrant, is incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

         (10.11) Amended and Restated Consolidated Mortgage and Security
                 Agreement, dated as of December 1, 1988 among Associates, RCP and the registrant, is incorporated by reference to Exhibit
                 10.15 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

         (10.12) Amended and Restated Mortgage and Security Agreement, dated as of December 1, 1988 among Associates, RCP and the registrant, is incorporated by reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

         (10.13) Amended and Restated Assignment of Rents, dated as of December
                 1, 1988 among Associates, RCP and the registrant, is incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

         (10.14) Amended and Restated Purchase Option, dated as of December 1,
                 1988 among Associates, RCP and the registrant, is incorporated by reference to Exhibit 10.18 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

         (10.15) Consent and Agreement, dated as of December 1, 1988 among
                 Associates, RCP and the registrant, is incorporated by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

         (10.16) Second Amendment dated April 6, 1993 to the Loan Agreement is incorporated by reference to Exhibit 10.22 to the registrant's Current Report on Form 8-K dated April 23, 1993.

         (10.17) Third Amendment dated April 6, 1993 to the Loan Agreement is incorporated by reference to Exhibit 10.23 to the registrant's Current Report on Form 8-K dated April 23, 1993.

         (10.18) Amendment to Amended and Restated Consolidated Mortgage dated as of April 6, 1993 by the Borrowers to the Company is incorporated by reference to Exhibit 10.24 to the registrant's Current Report on Form 8-K dated April 23, 1993.

         (10.19) Amendment to Amended and Restated Mortgage dated as of April 6,
                 1993 by the Borrowers to the Company is incorporated by reference to Exhibit 10.25 to the registrant's Current Report on Form 8-K dated April 23, 1993.

         (10.20) Amendment to Amended and Restated Purchase Option dated as of
                 April 6, 1993 by the Borrowers to the Company is incorporated by reference to Exhibit 10.26 to the registrant's Current Report on Form 8-K dated April 23, 1993.

         (10.21) Amendment to Amended and Restated Assignment of Rents dated as of April 6, 1993 by the Borrowers to the Company is incorporated by reference to Exhibit 10.27 to the registrant's Current Report on Form 8-K dated April 23, 1993.

         (10.22) Letter of Credit dated April 8, 1993 from The Mitsubishi Bank,
                 Limited to the Company is incorporated by reference to Exhibit
                 10.28 to the registrant's Current Report on Form 8-K dated April 23, 1993.

         (10.23) Letter of Credit dated April 8, 1993 from The Mitsubishi Trust and Banking Corporation, New York Branch, to the Company, as beneficiary is incorporated by reference to Exhibit 10.29 to the registrant's Current Report on Form 8-K dated April 23, 1993.

         (10.24) Letter Agreement dated February 17, 1994 between the Company and RGI concerning temporary relinquishment by RGI of its right to nominate 40% of the Company's Board of Directors is incorporated by reference to Exhibit 10.33 to the registrant's Current Report on Form 8-K dated February 22, 1994.

         (10.25) Fourth Amendment dated February 22, 1994 to the Loan Agreement is incorporated by reference to Exhibit 10.33 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

         (99.1) Appraisal of Real Property as of December 31, 1994 prepared by Douglas Elliman Appraisal and Consutling Division dated January 11, 1995 is incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K dated February 22, 1995.

         (99.2) Review and Concurrence Report prepared by the Weitzman Group, Inc. dated February 15, 1995 is incorporated by reference to
                 Exhibit 99.2 to the registrant's Current Report on Form 8-K dated February 22, 1995.

         Exhibits submitted herewith:

         (3.2) By-laws of the registrant, as amended through February 22, 1995.




         (B)     REPORTS ON FORM 8-K.

         A report on Form 8-K was filed on November 18, 1994 reporting events under Item 5 of Form 8-K.

         A report on Form 8-K was filed on December 22, 1994 reporting events under Item 5 of Form 8-K.

                 A report on Form 8-K was filed on December 30, 1994 reporting events under Item 5 of Form 8-K.

                 A report on Form 8-K was filed on February 22, 1995 reporting events under Item 5 of Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ROCKEFELLER CENTER PROPERTIES, INC.



                                   /s/RICHARD M. SCARLATA
                                   ----------------------
                                   Richard M. Scarlata
                                   President and Chief Executive Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)

Date: March 16, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                  /S/RICHARD M. SCARLATA
                                  ----------------------
                                  Richard M. Scarlata
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

                                  /s/PETER D. LINNEMAN
                                  --------------------
                                  Peter D. Linneman
                                  Director and Chairman of the Board

                                  /s/BENJAMIN D. HOLLOWAY
                                  ----------------------
                                  Benjamin D. Holloway
                                  Director

                                  /s/WILLIAM F. MURDOCH, JR.
                                  --------------------------
                                  William F. Murdoch, Jr.
                                  Director

                                  /s/DANIEL M. NEIDICH
                                  --------------------
                                  Daniel M. Neidich
                                  Director

                                  /s/PETER G. PETERSON
                                  --------------------
                                  Peter G. Peterson
                                  Director



Date: March 16, 1995

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

ROCKEFELLER CENTER PROPERTIES, INC. ("THE COMPANY")

Financial Statements                                                       F-2

Report of Independent Auditors                                             F-2

Balance Sheets                                                             F-3

Statements of Income                                                       F-4

Statements of Changes in Stockholders' Equity                              F-5

Statements of Cash Flows                                                   F-6

Notes to Financial Statements                                              F-7

Report of Management                                                       F-20

Selected Financial Information                                             F-21

Management's Discussion and Analysis                                       F-22

Liquidity and Capital Resources - The Company                              F-22

Results of Operations - The Company                                        F-26

Financial Condition and Outlook - The Property                             F-28

Results of Operations - The Property                                       F-30

Cash Flow - The Property                                                   F-32

Appraised Value - The Property                                             F-34

Quarterly Stock Information                                                F-35




ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES ("THE BORROWER")

Financial Statements                                                       F-36

Report of Independent Auditors                                             F-36

Combined Balance Sheets                                                    F-37

Combined Statements of Operations and Partners' Capital Deficiency         F-38

Combined Statements of Cash Flows                                          F-39

Notes to Combined Financial Statements                                     F-40

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors and Stockholders
Rockefeller Center Properties, Inc.

We have audited the accompanying balance sheets of Rockefeller Center Properties, Inc. as of December 31, 1994 and 1993, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in Note 1 to the Company's financial statements, the financial statements of the borrowers under the mortgage note ("Borrower"), the Company's principal asset, as of December 31, 1994 and for the year then ended, indicate the Borrower has experienced and expects to continue to experience significant cash shortfalls which make it unlikely that the Borrower will be able to fulfill all financial commitments to the Company for the foreseeable future from its own resources. Such financial statements of the Borrower also indicate that the Borrower does not have commitments from its partners to continue to fund these cash shortfalls. In the event that the Borrower were to default on its obligations and the Company were to take possession of the property underlying the mortgage note (the Property), the Company would become responsible for the Property's operations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockefeller Center Properties, Inc. at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



/s/ ERNST & YOUNG LLP
New York, New York
February 3, 1995

                                 BALANCE SHEETS
                             (Dollars in thousands)



                                                                                                       DECEMBER 31,
                                                                                                1994                     1993
                                                                                             ----------               ----------

 ASSETS
 Loan receivable, net of unamortized discount of
      $36,101 and $40,636 (Notes 2 and 3)                                                    $1,263,899               $1,259,364
 Portfolio securities (Notes 2 and 4)                                                                                     14,300
 Interest receivable (Notes 2 and 3)                                                             36,321                   38,063
 Deferred debt issuance costs, net (Note 2)                                                      16,709                    4,936
 Cash and cash equivalents                                                                        2,897                      252
 Other assets                                                                                       169                      594
                                                                                             ----------               ----------
                                                                                             $1,319,995               $1,317,509
                                                                                             ----------               ----------
                                                                                             ----------               ----------


 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
      Current coupon convertible debentures due 2000 (Notes 2 and 5)                           $213,170                 $213,170
      Zero coupon convertible debentures due 2000, net of
           unamortized discount of $259,322 and $289,642 (Notes 2 and 5)                        326,863                  296,543
      Floating rate notes due 2000 (Notes 2 and 5)                                              150,000
      14% Debentures due 2007, net of unamortized discount
           of $4,639 (Notes 2 and 5)                                                             70,361
      Accrued interest payable (Notes 2 and 5)                                                   37,338                   33,662
      Stock appreciation rights (Note 5)                                                          2,611
      Commercial paper outstanding, net of unamortized
           discount of $427 (Notes 2 and 5)                                                                              247,223
      Accounts payable and accrued expenses                                                       2,185                    1,746
                                                                                             ----------               ----------
                                                                                                802,528                  792,344
                                                                                             ----------               ----------

 Contingencies (Note 9)

 Stockholders' equity:
      Common stock, $.01 par value:
           150,000,000 shares authorized;
           38,260,704 shares issued and outstanding (Notes 1 and 7)                                 383                      383
      Additional paid-in capital (Note 5)                                                       707,545                  705,517
      Distributions to stockholders in excess of net income (Note 7)                           (190,461)                (180,735)
                                                                                             ----------               ----------
                Total stockholders' equity                                                      517,467                  525,165
                                                                                             ----------               ----------
                                                                                             $1,319,995               $1,317,509
                                                                                             ----------               ----------
                                                                                             ----------               ----------




                       See notes to financial statements.

                              STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)


                                                                                           YEARS ENDED DECEMBER 31,
                                                                                 1994                  1993               1992
                                                                               --------              --------           --------

 Revenues
      Loan interest income (Notes 2 and 3)                                     $108,732              $108,363           $107,873
      Portfolio income (Notes 2, 4 and 5)                                           553                 5,177             14,415
      Short term investment income                                                                         20                126
                                                                               --------              --------           --------
                                                                                109,285               113,560            122,414
                                                                               --------              --------           --------
                                                                               --------              --------           --------

 Expenses
 Interest expense:
      Current coupon convertible debentures (Notes 2 and 5)                      22,478                22,020             21,793
      Zero coupon convertible debentures (Notes 2 and 5)                         30,320                27,507             24,956
      14% Debentures (Notes 2 and 5)                                                 87
      Floating rate notes (Notes 2 and 5)                                           166
      Commercial paper, bank loan and other (Notes 2 and 5)                      24,450                28,816             34,050
                                                                               --------              --------           --------
                                                                                 77,501                78,343             80,799

 General and administrative (Note 8)                                              4,170                 3,728              4,299
 Cost of evaluating alternative financings (Note 8)                               1,942
 Amortization of deferred debt issuance costs (Note 2)                              705                   705                705
                                                                               --------              --------           --------
                                                                                 84,318                82,776             85,803
                                                                               --------              --------           --------


 Income before non-recurring income
   and extraordinary (loss) gain on debt extinguishment                          24,967                30,784             36,611
 Non-recurring income (gain on sales of portfolio
   securities) (Note 4)                                                             31                 8,593
                                                                               --------              --------           --------

 Income before extraordinary (loss) gain
   on debt extinguishment                                                        24,998                39,377             36,611
 Extraordinary (loss) gain on
   debt extinguishment (Note 5)                                                  (9,855)               (3,451)             2,537
                                                                               --------              --------           --------
 Net income (Note 7)                                                            $15,143               $35,926            $39,148
                                                                               --------              --------           --------
                                                                               --------              --------           --------



 Income per share (Note 2):

      Income before extraordinary (loss) gain
        on debt extinguishment                                                  $0.66                 $1.05               $0.97

      Extraordinary (loss) gain  on debt extinguishment                         (0.26)                (0.09)               0.07
                                                                               --------              --------           --------

      Net income per share                                                      $0.40                 $0.96               $1.04
                                                                               --------              --------           --------
                                                                               --------              --------           --------



                       See notes to financial statements.
                                       F-4

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)

                  YEARS ENDED DECEMBER 31, 1994, 1993 and 1992




                                                                                               Distributions
                                                                         Additional           to stockholders            Total
                                                 Common Stock             paid-in              in excess of           stockholders'
                                           Shares            Amount       capital               net income               equity
                                         ----------          ------      ----------            --------------         -------------

 Balance at
  December 31, 1991                      37,510,000           $375         $700,439              ($154,720)              $546,094

 Net income                                                                                         39,148                 39,148

 Distributions to
  stockholders
 ($1.69 per share)                                                                                 (63,392)               (63,392)
                                        -----------------------------------------------------------------------------------------

 Balance at
  December 31, 1992                      37,510,000            375          700,439               (178,964)               521,850

 Issuance of Common Stock                   750,704              8            5,078                                         5,086

 Net Income                                                                                         35,926                 35,926

 Distributions to
  stockholders
 ($1.00 per share)                                                                                 (37,697)               (37,697)
                                        -----------------------------------------------------------------------------------------

 Balance at
  December 31, 1993                      38,260,704            383          705,517               (180,735)               525,165

 Issuance of warrants                                                         2,028                                         2,028

 Net income                                                                                         15,143                 15,143

 Distributions to
  stockholders
 ($0.65 per share)                                                                                 (24,869)               (24,869)
                                        -----------------------------------------------------------------------------------------

 Balance at
  December 31, 1994                      38,260,704           $383         $707,545              ($190,461)              $517,467
                                        -----------------------------------------------------------------------------------------
                                        -----------------------------------------------------------------------------------------



                       See notes to financial statements.

                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                             YEARS ENDED DECEMBER 31,
                                                                                 1994                   1993                 1992
                                                                               --------               --------             --------

 Cash flows from operating activities:
      Loan interest received                                                   $105,495               $103,545             $101,660
      Portfolio and other interest received                                         998                  6,553               13,924
      Interest paid on commercial paper, bank loan and other                    (27,020)               (31,016)             (31,633)
      Interest paid on current coupon convertible debentures                    (17,053)               (17,053)             (17,209)
      Payments for accounts payable, accrued expenses
           and other assets                                                      (5,222)                (3,798)              (4,007)
                                                                               --------               --------             --------
                Net cash provided by operating activities                        57,198                 58,231               62,735
                                                                               --------               --------             --------
 Cash flows from investing activities:
      Sales of portfolio securities                                               8,031                102,518
      Portfolio maturities and redemptions                                        6,300                 24,150               23,560
                                                                               --------               --------             --------
                Net cash provided by investing activities                        14,331                126,668               23,560
                                                                               --------               --------             --------
 Cash flows from financing activities:
      Maturities of commercial paper, net                                      (246,682)              (128,717)             (12,545)
      (Repayment of) proceeds from bank loans payable, net                                             (20,000)              20,000
      Dividends paid                                                            (24,869)               (37,697)             (63,392)
      Proceeds from issuance of floating rate notes, 14%
           debentures, warrants and SARs net of issuance costs                  212,522
      Proceeds from issuance of common stock                                                             5,086
      Payments to terminate (1994) and reduce
           duration (1993) of interest rate swaps                                (9,855)                (3,451)
      Repurchase of convertible debentures                                                                                  (30,410)
                                                                               --------               --------             --------
                Net cash used in financing activities                           (68,884)              (184,779)             (86,347)
                                                                               --------               --------             --------
 Net increase (decrease) in cash                                                  2,645                    120                  (52)
 Cash and cash equivalents at the beginning of the year                             252                    132                  184
                                                                               --------               --------             --------
 Cash and cash equivalents at the end of the year                                $2,897                   $252                 $132
                                                                               --------               --------             --------
                                                                               --------               --------             --------


 RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
 Net Income                                                                     $15,143                $35,926              $39,148
 Adjustments to reconcile net income to net cash
      provided by operating activities:
           Gain on sales of portfolio securities                                    (31)                (8,593)
           Loss (gain) on debt extinguishment                                     9,855                  3,451               (2,537)
           Amortization of discount:
                Zero coupon convertible debentures                               30,320                 27,507               24,956
                Loan receivable                                                  (4,535)                (4,178)              (3,840)
                Portfolio securities                                                                      (383)              (1,368)
           Decrease in deferred debt issuance costs and
                other assets, net                                                 1,130                    415                  593
           Decrease (increase) in interest receivable                             1,742                    891               (1,582)
           Increase in accrued interest payable and amortized
                unpaid discount on commercial paper                               3,135                  3,517                6,678
           Increase (decrease) in accounts payable
             and accrued expenses                                                   439                   (322)                 687
                                                                               --------               --------             --------
                Net cash provided by operating activities                       $57,198                $58,231              $62,735
                                                                               --------               --------             --------
                                                                               --------               --------             --------



                       See notes to financial statements.
                                       F-6

                           NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND PURPOSE
Rockefeller Center Properties, Inc. (the "Company") was incorporated in Delaware on July 17, 1985. The Company qualifies and has elected to be treated, for Federal income tax purposes, as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company was formed to permit public investment in a portion of Rockefeller Center. From the proceeds of its offering of Common Stock and the offerings of its Current Coupon Convertible Debentures due 2000 and Zero Coupon Convertible Debentures due 2000 (collectively, the "Convertible Debentures"), the Company made a convertible, participating mortgage loan (the "Loan") to two partnerships, Rockefeller Center Properties and RCP Associates (collectively, the "Borrower"). The Borrower owns the real property interests comprising most of the land and buildings known as Rockefeller Center (the "Property"). The Loan, in the face amount of $1.3 billion, matures on December 31, 2007 and provides for payments of both base interest ("Base Interest") at stated rates (See Note 3) and additional interest ("Additional Interest") based on Gross Revenues (as defined) of the Property through December 31, 2000, and floating interest rates thereafter. The Loan is convertible at the Company's option on December 31, 2000 (the "Equity Conversion Date") or, if an event of default under the Loan Agreement has occurred and is continuing, any earlier date specified by the Company, into a 71.5% (subject to reduction in the event of certain prepayments) general partnership interest in the partnership which will own the Property (the "Partnership") on that date.
In December 1994 the Company issued Floating Rate Notes ("Floating Rate Notes") due December 31, 2000 and 14% Debentures ("14% Debentures") due December 31, 2007 and Warrants ("Warrants") and Stock Appreciation Rights ("SARs") expiring December 31, 2007, the proceeds from which were used to retire all of its commercial paper borrowings and certain of its interest rate swap agreements. As of June 3, 1993, the Company became a self-administered REIT managing its own day-to-day operations and affairs (Note 8).

    STATUS OF THE BORROWER
Note 4 of the Notes to the audited combined Balance Sheets of the partnerships comprising the Borrower as of December 31, 1994 and 1993 and the related Combined Statements of Operations and Partners' Capital Deficiency and Cash Flows for each of the three years in the period ended December 31, 1994 which are reproduced at pages F-36 through F-47 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 states that

    "the Partnerships [comprising the Borrower] have experienced significant cash shortfalls and, based upon management's projections, will continue to experience significant cash shortfalls through the Equity Conversion Date. These cash shortfalls have occurred primarily as a result of changes in the real estate market from levels anticipated when the Loan was initiated. These factors include lower rental rates, greater rent abatements granted to tenants upon initiation or renewal of lease commitments, and higher other expenditures associated with obtaining new and renewal tenants. These cash flow conditions have made it unlikely that the Partnerships will be able to fulfill all financial commitments to RCPI [the Company] for the foreseeable future from their own resources.

    The Partnerships do not have a commitment from the Partners [of the Partnerships comprising the Borrower] to fund these cash shortfalls.

    These conditions raise substantial doubt about the Partnerships' ability to continue as going concerns. The combined financial statements of the Partnerships do not contain any adjustments to reflect the possible future effects from the outcome of this uncertainty."

Management of the Company believes that as of December 31, 1994 the fair value of the collateral supporting the Loan, (the sum of (a) the value of the Property as appraised as of December 31, 1994 and (b) the value of the additional collateral required to be maintained by the Borrower as of that date and thereafter) approximates the value at which the Loan is carried on the Company's Balance Sheet. If the parents and affiliates of the Borrower continue to support the Borrower through the funding of cash shortfalls as they have through December 31, 1994, although not legally obligated to do so, the Borrower will be able to satisfy its obligations under the Loan Agreement. If the Borrower were to default on its obligations under the Loan Agreement, there could be a significant change in the nature of the Company's operations. If the Company were to foreclose on the Property and related collateral and acquire title to the Property, it would be required to operate the Property and to fund cash shortfalls of the Property.
If the Company were to acquire title to the Property, management of the Company believes, that the value of the Property (appraised at approximately $1.25 billion at December 31, 1994) would be significantly in excess of the Company's obligations (approximately $760 million at December 31, 1994), and that therefore the Company should be able to obtain sufficient financing to fund cash shortfalls of the Property as well as to satisfy the Company's existing obligations until such time (1996) as the Company, on the basis of the projections contained in the December 31, 1994 appraisal, anticipates that the Property will become cash flow positive. Such financing would be subject to the consent of the holders of the Floating Rate Notes and 14% Debentures. However, because of the Company's inability to estimate when, if ever, a potential foreclosure would occur (if the Borrower were to default on its obligations) and what prevailing conditions in the New York real estate market and financial markets might be at such time, no assurance can be given that the Company would have access to sufficient financial resources to fund cash shortfalls of the Property and to meet its other obligations.

The Borrower has informed the Company that as of December 31, 1994 it has complied with all of its covenants under the Loan Agreement.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    CASH AND CASH EQUIVALENTS: The carrying amounts of cash and cash equivalents approximate their fair value.

    LOAN RECEIVABLE: As the Loan receivable is the Company's principal asset, fair value has been estimated based on the sum of (a) the appraised value of the Property at December 31, 1994 ($1.25 billion) and (b) the value of the additional collateral required to be maintained by the Borrower. As noted below, the aggregate amount of such additional collateral was reduced from $200 million to $70 million as of January 1, 1995 and will be further reduced to $50 million on April 1, 1995.

    DEBT: The carrying amounts of the Company's 14% Debentures and Floating Rate Notes approximate their fair value. The fair values of the Company's Current Coupon Convertible Debentures and Zero Coupon Convertible Debentures are estimated using quoted market prices.

    OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS: Fair values for the Company's off-balance-sheet financial instruments (interest rate swaps) are based on current settlement values with the applicable counterparties based on information supplied by such counterparties. The Company uses interest rate swaps to manage interest rate risk on floating rate debt. Through the December 1994 retirement of Commercial Paper borrowings, the interest expense associated with such swap agreements is included with interest expense on commercial paper, bank loan and other. The interest payable associated with such swap agreements is classified as accrued interest payable.


The following are the Company's significant accounting policies:

   LOAN INTEREST INCOME (NOTE 3):
Interest recognized on the Loan is calculated on the basis of the average yield on the notes evidencing the Loan from the date of issuance through December 31, 2000 (the date at which the Loan will, if not converted, begin to bear floating rates of interest). The average yield is 8.51% per annum and combines (using the effective interest method) the differing coupon rates of Base Interest with the amortization of original issue discount applicable to the Loan.

   DEBT ISSUANCE COSTS:
Issuance costs of $10,690,000, pertaining to the outstanding Convertible Debentures, at December 31, 1994 and 1993 have been deferred and are being amortized straight-line over the period ending December 31, 2000, the maturity date of the Convertible Debentures. The unamortized balance at December 31, 1994 was $4,231,000. Issuance costs of $9,192,000 and $3,286,000 relating to the Floating Rate Notes and 14% Debentures, respectively, issued on December 29, 1994 have been deferred and are being amortized using the effective interest method and straight-line method, respectively, over the expected life of the Floating Rate Notes and 14% Debentures, respectively.

   INTEREST EXPENSE (NOTE 5):
Interest expense recognized on the Convertible Debentures is based on the average yields from the date of issuance through the maturity date, December 31, 2000. The average yields are computed (using the effective interest method) by
(1) combining the differing coupon rates on the Current Coupon Convertible Debentures and (2) amortizing the original issue discount related to the Zero Coupon Convertible Debentures. The resultant effective annual interest rates are 9.23% and 10.23% for the Current Coupon and Zero Coupon Convertible Debentures, respectively. Interest expense on the Floating Rate Notes is based on the three-month London Interbank Offered Rate (LIBOR) reset 2 days prior to each payment due date plus 4%. The interest rate at December 31, 1994 was 10.375%. Interest expense including the amortization of the related original issue discount on the 14% Debentures, arising from the allocation of a portion of the proceeds of the Warrants and SARs, is computed using the straight-line method through the maturity date, December 31, 2007.

   INTEREST RATE SWAP AGREEMENTS (NOTE 5):
The fair value of interest rate swaps which are used for hedging purposes is not reflected in the balance sheets. The incremental revenue or expense associated with an interest rate swap is recognized over the term of the swap arrangement and through March 31, 1993 had been presented in the statements of income as a component of the interest revenue of the related asset or the interest expense of the related liability. In connection with the reduction of commercial paper outstanding in April 1993 and the sale of a substantial portion of its portfolio of investment securities in order to fund that reduction, beginning in the second quarter of 1993 and through the retirement of Commercial Paper borrowings in December 1994, the Company presented interest rate swaps on a net basis as a component of interest expense on commercial paper, bank loan and other. Prior periods have not been restated. Since the retirement of the Company's commercial paper, the Company presents interest rate swaps on a net basis as a component of interest expense on Floating Rate Notes.

   NET INCOME PER SHARE:
Net income per share is based upon  38,260,704, 37,567,746 and 37,510,000, average shares of Common Stock outstanding during 1994, 1993 and 1992, respectively. For such periods of operations, fully diluted net income per share is not presented since the effect of the assumed conversion of the Convertible Debentures and Warrants and SARs would either be anti-dilutive in 1994 and 1993 or not materially different from net income per share as reported in 1992.

   CASH EQUIVALENTS:
Cash equivalents are highly liquid investments with the highest credit rating which mature within three months or less.


3.  LOAN RECEIVABLE AND INTEREST INCOME
The Loan, which is in the face amount of $1.3 billion, was made pursuant to a Loan Agreement between the Company and the Borrower dated September 19, 1985 (as amended, the "Loan Agreement"), and is evidenced by two notes (collectively, as amended, the "Note"). The Loan is secured by leasehold mortgages in the aggregate amount of approximately $44.8 million which were assigned to the Company, consolidated, spread and recorded as a first mortgage lien against the entire Property. Through September 6, 1994, the Loan also was secured by an unrecorded mortgage in the amount of approximately $1,255.2 million. On September 6, 1994 the Company recorded this mortgage. The related recording tax was paid by the Borrower. The Loan is further secured by a recorded assignment of rents pursuant to which the Borrower has assigned to the Company, as security for repayment of the Loan, the Borrower's rights to collect certain rents with respect to the Property.

The Company is the beneficiary of standby irrevocable letters of credit subject to specified reductions and which, among other things, provide support for the Borrower's payment of Base Interest (as defined) on the Loan. Subject to certain conditions, the Borrower is required to maintain in effect similar letters of credit, or to pledge collateral with a fair market value equal to the required amount of such letters of credit until the Equity Conversion Date.

In April 1993, pursuant to agreements between the Borrower and the Company, the level at which such letters of credit or other collateral must be maintained was increased to $200 million until December 31, 1994. On January 1, 1995, the level of this support decreased from $200 million to approximately $70 million and on April 1, 1995 will decrease to $50 million which is the minimum level that must be maintained through the Equity Conversion Date unless Net Operating Income (as defined) of the Property for any year exceeds $150 million and the Borrower has delivered to the Company an Accountant's Certificate (as defined) stating that no deficits in Net Cash Flow (as defined) of the Property for any subsequent year are forecasted. The Loan Agreement also contains covenants with respect to the operation and maintenance of the Property and limitations on the Borrower's right to dispose of the Property and to incur debt or liens.

The Note provides for specified quarterly Base Interest payments during its term resulting in the following equivalent annualized coupon rates for each of the following years ending December 31:


     1992:     7.820%         1997:     8.410%
     1993:     7.965%         1998:     8.410%
     1994:     8.115%         1999:     8.420%
     1995:     8.390%         2000:     8.430%
     1996:     8.400%

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

If the Loan is not converted on the Equity Conversion Date, the Loan will mature on December 31, 2007, and nonconvertible floating rate notes will be issued in exchange for any Convertible Debenture not converted on the maturity date. The nonconvertible floating rate notes would mature on December 31, 2007, would be prepayable at the Company's option at any time at par, and would bear interest at the three-month LIBOR plus 1/4% or such greater spread (not in excess of 1%) as is expected to result in such notes trading at par. The loan will bear interest payable quarterly in arrears at the same rate as the nonconvertible floating rate notes and will be prepayable at the option of the Borrower in whole or in part, at any time, at 100% of its principal amount plus accrued interest. The fair value of the Company's loan receivable at December 31, 1994, computed on the basis described in Note 2, approximates $1.3 billion.

4.  PORTFOLIO SECURITIES
The Company liquidated its portfolio securities during the years ended December 31, 1993 and 1994, which resulted in non-recurring gains of $8,593,000 and $31,000, respectively. Proceeds from the sales of portfolio securities were used to fund scheduled reductions in commercial paper outstanding.

5.  DEBT
       CONVERTIBLE DEBENTURES:
The Convertible Debentures were issued pursuant to an Indenture dated as of September 15, 1985 (as amended, the "Indenture") between the Company and Manufacturers Hanover Trust Company (now Chemical Bank), as Trustee. As of December 31, 1993, United States Trust Company replaced Chemical Bank as Trustee. As of December 29, 1994, the Convertible Debentures together with the Floating Rate Notes and the 14% Debentures are secured by a pledge of the Note and certain other collateral pursuant to the Collateral Trust Agreement dated as of December 29, 1994 (the "Collateral Trust Agreement") among the Company, Bankers Trust Company and Gary R. Vaughan (collectively, the "Collateral Trustee"). Prior to December 29, 1994 the Convertible Debentures were general unsecured obligations of the Company. The Convertible Debentures mature, and are convertible into shares of Common Stock of the Company, on the Equity Conversion Date.

Any Convertible Debentures not converted at maturity will be exchanged in accordance with the terms of the Indenture for nonconvertible floating rate notes (Note 3).

The Current Coupon Convertible Debentures bore interest from the date of issuance until December 31, 1994 at the rate of 8% per annum, and from January 1, 1995 until December 31, 2000 will bear interest at the rate of 13% per annum, payable annually on December 31 of each year.

Between 1987 and 1992, the Company repurchased and retired a portion of its Convertible Debentures. The cost of such repurchases, the face values repurchased and retired and the gain or loss resulting from such repurchases for 1992, the last year in which such repurchases were made, and on a cumulative basis are as follows:


- ---------------------------------------------------------------------------
(In thousands)                                      Year Ended December 31,
                                                    Cumulative      1992
- ---------------------------------------------------------------------------

Cost of debenture repurchases                       $217,295        $30,410
Face value repurchased and retired:
     Current Coupon Convertible Debentures          $121,830        $30,410
     Zero Coupon Convertible Debentures             $366,065
Gain resulting from extinguishment of debt           $11,085         $2,537
- ---------------------------------------------------------------------------


At December 31, 1994, the Company had repurchased and retired 36.4% of the Current Coupon Convertible Debentures and 38.4% of the Zero Coupon Convertible Debentures. At December 31, 1994 and 1993, $213,170,000 of the Current Coupon Convertible Debentures were outstanding and $586,185,000 face amount of the Zero Coupon Convertible Debentures were outstanding. The proceeds from issuances of commercial paper, were used by the Company to finance its repurchases of its Convertible Debentures. Commercial paper borrowings were repaid in 1993 and 1994 with proceeds from sales of the Company's investment portfolio, operating cash flow and the issuance of 14% Debentures and Floating Rate Notes (see below) in December 1994. Under the terms of the 14% Debentures and Floating Rate Notes the Company is not permitted to repurchase any of its Convertible Debentures.

The Current Coupon Convertible Debentures are convertible at maturity at the rate of 84.59 shares of Common Stock per $1,000 principal amount (subject to anti-dilution adjustments). If the Current Coupon Convertible Debentures outstanding as of December 31, 1994 are converted, 18,032,050 shares of Common Stock of the Company would be issued. The fair value, based on quoted market prices at December 31, 1994, of the Company's outstanding Current Coupon Convertible Debentures was approximately $195,000,000. The Zero Coupon Convertible Debentures are convertible at maturity at the rate of 46.06 shares of Common Stock per $1,000 principal amount (subject to anti-dilution adjustments). If the Zero Coupon Convertible Debentures outstanding as of December 31, 1994 are converted, 26,999,681 shares of Common Stock of the Company would be issued. The fair value, based on quoted market prices at December 31, 1994, of the Company's outstanding Zero Coupon Convertible Debentures was approximately $245,000,000. Upon the occurrence of an Event of Default as defined, the Trustee may declare the unpaid principal of the Convertible Debentures and any accrued interest thereon immediately due and payable. In addition, the Convertible Debentures would become convertible at special conversion rates (subject to anti-dilution adjustments) in the event that such Convertible Debentures were called for redemption or became redeemable at the option of the holder, or at any time that an Event of Default were to occur and be continuing. The Convertible Debentures may be redeemed by the Company at par plus accrued interest in the event of the imposition of certain withholding taxes or certain certification requirements, in the event of an acceleration of the Loan or an exercise of the option to convert the Loan, or out of the proceeds from a sale or pledge by the Company of an interest in the Loan or from a substantial casualty or condemnation in respect to the Property.

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

   FLOATING RATE NOTES:
Pursuant to a Loan Agreement between the Company and Goldman Sachs Mortgage Company, as Agent and as Lender, dated December 18, 1994, the Company issued Floating Rate Notes totaling $150,000,000. The Floating Rate Notes together with the Convertible Debentures and the 14% Debentures are secured by a pledge of the Note and certain other collateral and mature on December 31, 2000. Debt issuance costs of $9,192,000 are being deferred and amortized using the effective interest method over the expected life of the Floating Rate Notes. Interest is based on 90-day LIBOR plus 4% reset two business days prior to each interest payment date. At December 31, 1994 the interest rate in effect was 10.375%. Interest payment dates ("Interest Payment Dates") are March 1, June 1, September 1, and December 1 of each year. Required principal payments are to be made on each Interest Payment Date beginning on June 1, 1995. Mandatory principal payments shall be made of net cash flow ("Net Cash Flow") (calculated as of the most recent fiscal quarter) which is defined as all gross receipts minus actual operating expenses paid; interest paid or accrued (on a straight line basis) on the Floating Rate Notes, 14% Debentures, and Current Coupon Convertible Debentures; dividends paid or accrued; and distributions paid or accrued on the Warrants and SARs.
However, the minimum principal repayments required for each year are as follows:


               Year                Principal Repayment
               ----                -------------------

               1995                     $3,000,000
               1996                      9,000,000
               1997                     10,000,000
               1998                     12,000,000
               1999                     15,000,000
                                       -----------
                                       $49,000,000
                                       -----------
                                       -----------



The Company may prepay the Floating Rate Notes in whole or in part on any Interest Payment Date; however, any prepayment made during the first and second years the Floating Rate Notes are outstanding (except mandatory prepayments) would be subject to a 3% and 1.5% penalty, respectively, of the principal amount prepaid. Upon the occurrence of an Event of Default, as defined, the Agent may declare the unpaid principal of the Floating Rate Notes and any accrued interest thereon immediately due and payable.

     14% DEBENTURES:
The 14% Debentures were issued pursuant to a Debenture Purchase Agreement dated as of December 18, 1994 ("Debenture Agreement") between the Company and Whitehall Street Real Estate Limited Partnership V. The 14% Debentures together with the Convertible Debentures and the Floating Rate Notes are secured by a pledge of the Note and certain other collateral and mature on December 31, 2007. Debt issuance costs of $3,286,000 are being deferred and amortized using the straight-line method through December 31, 2007.

The 14% Debentures bear interest from the date of issuance until December 31, 2007 at a rate of 14% per annum, payable semi-annually on June 2 and December 2 of each year. If an Event of Default were to occur and be continuing, the 14% Debentures would bear interest at 18% per annum. Upon the occurrence of an Event of Default, as defined, the holders of the 14% Debentures ("Holders") may declare the unpaid principal thereof and accrued interest thereon due and payable. The 14% Debentures are redeemable in whole or in part at any time after December 30, 2000 provided the Floating Rate Notes have been paid in full. The penalties for early redemption are as follows:

                                                            Penalty
                  Redemption period            (% of principal amount redeemed)
     --------------------------------------    --------------------------------
     December 30, 2000 to December 31, 2001                   5%
     January 1, 2002 to December 31, 2002                     3%
     January 1, 2003 to December 31, 2003                    1.5%
     January 1, 2004 to December 31, 2007                     0%

Pursuant to the Warrant Agreement dated December 18, 1994 between the Company and Chemical Bank, as Warrant Agent, and in connection with the issuance of the 14% Debentures, the Company issued Warrants to acquire 4,155,927 shares of newly issued common stock. Since the Warrants are separate from the 14% Debentures, the Company is required to assign a value to the Warrants and reflect that value in stockholders' equity. The value assigned to the Warrants of $2,028,000 has been recorded as a debt discount and corresponding increase in stockholders' equity. Such discount is being amortized using the straight-line method through the expiration date of the Warrants, December 31, 2007. Each warrant is exercisable at $5.00 per share. Beginning on January 15, 1996 each warrant is entitled to an annual distribution payable on January 15 for the prior calendar year in an amount equal to any positive difference between the total amount of dividends paid per share of common stock in the preceding year and $0.60. Beginning on January 1, 2001 the annual distribution will be in an amount equal to any positive difference between the total amount of dividends paid per share of common stock in the preceding year and the exercise price multiplied by 90-day LIBOR in effect on the preceding December 31 plus 1%.

Also in connection with the issuance of the 14% Debentures, the Company issued 5,349,541 SARs, pursuant to the SAR Agreement between the Company and Chemical Bank, as SAR Agent. Since the SARs are separate from the 14% Debentures, the Company is required to assign a value to the SARs and reflect that value as a liability. The value assigned to the SARs of $2,611,000 has been recorded as a debt discount and corresponding liability. Such discount is being amortized using the straight-line method through the expiration date of the SARs, December 31, 2007. Beginning on January 15, 1996 each stock appreciation right is entitled to an annual distribution payable on January 15 for the prior calendar year in an amount equal to any positive difference between the total amount of dividends paid per share of common stock in the preceding year and $0.60. Beginning on January 1, 2001 the annual distribution will be in an amount equal to any positive difference between the total amount of dividends paid per share of common stock in the preceding year and the exercise price multiplied by 90-day LIBOR in effect on the preceding December 31 plus 1%. The SARs are exchangeable for 14% Debentures or under certain circumstances for Warrants on a one-for-one basis. Each SAR is exchangeable for a principal amount of 14% Debentures equal to the product of the average daily market prices of the common stock for the 30 consecutive trading days immediately preceding the date of exchange minus the exercise price per share of the Warrants into which the SARs are exchangeable times the number of Warrants exchanged. However, 14% Debentures will not be issued for amounts less than $1,000, but cash will be paid in lieu of such amounts. Following adoption and filing of an amendment to the Certificate of Incorporation, which requires stockholder approval, and adoption by the Board of any necessary implementing resolutions that would permit Whitehall or an affiliate of Whitehall to hold the Warrants for which the SARs would be exchangeable, the SARs shall automatically be exchanged for Warrants on a one-for-one basis and the SARs liability will be reclassified to paid in capital. Until such time as the Certificate of Incorporation is amended, the Company will be required to adjust the SARs' liability for future changes in the market price of the common stock.

Additional Warrants and SARs are issuable under certain circumstances to prevent dilution.

   SECURITY
Subject to the terms of the Collateral Trust Agreement, upon notice to the Collateral Trustee of non-payment at maturity, or the acceleration of the maturity, of the Convertible Debentures, the Floating Rate Notes or the 14% Debentures, the holders of not less than 50% of the then outstanding aggregate principal amount of any of the Convertible Debentures, the Floating Rate Notes or the 14% Debentures shall have the right to direct the Collateral Trustee to initiate the exercise of remedies under the Collateral Trust Agreement with respect to the Note and the other collateral granted under the Collateral Trust Agreement.

   COMMERCIAL PAPER OUTSTANDING:
As of December 31, 1994 the Company has eliminated its commercial paper program. The proceeds from the issuance of the Floating Rate Notes and 14% Debentures were used to retire all remaining commercial paper outstanding as of December 30, 1994. As of December 31, 1993 there was $247,650,000 face amount of commercial paper outstanding, at a weighted average interest rate of 3.50% and with a weighted average maturity of 40 days.

   INTEREST RATE SWAP AGREEMENTS:
In connection with its issuance of commercial paper (subsequently replaced with Floating Rate Notes and 14% Debentures) and its portfolio of investment securities which was liquidated in 1993 and 1994, the Company entered into interest rate swap agreements with financial institutions that were intended either to fix a portion of the Company's interest rate risk on floating rate debt ("Liability Swaps"), or to fix the yield on its floating rate portfolio securities ("Asset Swaps"). The Company does not use interest rate swaps for trading purposes. Under the Liability Swaps, the Company pays a fixed rate of interest semi-annually and receives a variable rate of interest semi-annually based on 180-day LIBOR. Under the Asset Swaps, the Company received a fixed rate of interest semi-annually and paid a variable rate of interest quarterly based on 90-day LIBOR. In connection with the issuance of the Floating Rate Notes and 14% Debentures in December 1994, the Company retired all of its Asset Swaps (notional principal $35,000,000) and certain of its Liability Swaps (notional principal $180,000,000). The Company would be exposed to credit-related losses in the event of non-performance by the counterparties to the swap agreements; however, it does not expect any counterparties to fail to meet their obligations given their current high credit ratings. The Company's credit-related risk and market-related risk would be that the Floating Rate Notes would no longer be partially hedged, and therefore the Company would not receive the benefit of fixing the interest rate on a portion of its floating rate debt. The amount to be paid or received from interest rate swap agreements is accrued as floating interest rates are reset semi-annually and, through the December 1994 retirement date of the Commercial Paper borrowings, is included as a component of interest expense on commercial paper, bank loan and other. Since the retirement of the Company's commercial paper, the Company presents the financial effect of interest rate swaps as a component of interest expense on floating rate notes. The net amount payable to or receivable from the counterparties is recorded as a component of accrued interest payable. Approximately 70% of the Company's exposure to interest rate fluctuations on its Floating Rate Notes was hedged by interest rate swaps at December 31, 1994.

The notional amounts, fixed and variable interest rates and expiration dates relating to such contracts are summarized below:

- ------------------------------------------------------------------------------------------------------------------------------
 (In thousands)                                    at December 31, 1994
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Weighted
                                                                                           Notional            Average
 Type                                             Expiring during the Year                 Amount              Interest Rates
 ----                                             ------------------------                 --------            --------------

 INTEREST RATE SWAPS (3 contracts)                1998                                     $105,000

   Pay fixed rates                                                                                               9.64%
   Receive variable rates                                                                                        5.56%

- ------------------------------------------------------------------------------------------------------------------------------
 (In thousands)                                    at December 31, 1993
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Weighted
                                                                                           Notional            Average
 Type                                             Expiring during the Year                 Amount              Interest Rates
 ----                                             ------------------------                 --------            --------------

 LIABILITY SWAPS (9 contracts)                    1997                                      $30,000
                                                  1998                                      125,000
                                                  1999                                      130,000
                                                                                           --------
     Total Liability Swaps
       Notional Amount                                                                     $285,000

   Pay fixed rates                                                                                               9.73%
   Receive variable rates                                                                                        3.43%

 ASSET SWAPS (8 contracts)                        1994                                       $5,000
                                                  1995                                        5,000
                                                  1996                                       20,000
                                                  1997                                        5,000
                                                  1998                                        5,000
                                                                                           --------
     Total Asset Swaps
       Notional Amount                                                                      $40,000

   Pay variable rates                                                                                            3.40%
   Receive fixed rates                                                                                           9.47%



The net notional principal, weighted average interest rate of net swaps outstanding and annualized net payment relating to interest rate swap contracts, as of December 31, are as follows:


                                                 1994                    1993
                                             ------------           ------------

 Net notional prinicpal                      $105,000,000           $245,000,000
                                             ------------           ------------
                                             ------------           ------------

 Weighted average interest rate
    of net swaps outstanding                     4.08%                   6.33%
                                             ------------           ------------
                                             ------------           ------------

 Annualized net payment                        $4,284,000            $15,508,000
                                             ------------           ------------
                                             ------------           ------------


The current aggregate settlement values of all swaps outstanding (the fair value of the Company's off-balance sheet financial instruments), based on information supplied by the counterparties to the swap contracts, was a liability of approximately $5.6 million at December 31, 1994 and an asset of $5 million and a liability of $57 million at December 31, 1993. Generally, the settlement values of outstanding swaps would decrease with an increase in LIBOR rates and would increase as a result of a decrease in LIBOR rates.

In connection with the Company's retirement of commercial paper borrowings in 1993 and 1994, the Company exchanged payments with certain counterparties to retire all of the Asset Swaps and certain of the Liability Swaps in 1994 and made payments to certain counterparties to reduce the duration of certain Liability Swaps in 1993 which thereby reduced the Company's net swap liability. The Company recorded extraordinary losses of $9,855,000 and $3,451,000 for the years ended December 31, 1994 and 1993, respectively, as a result of these transactions. The 1993 payments were made pursuant to agreements between the Company and certain of its lenders whereby the Company had agreed to apply a portion of the proceeds from the issuance of common stock. As of December 30, 1994 these agreements were terminated.

6.  STOCKHOLDERS' EQUITY
In December of 1994, the Company issued Warrants and SARs in connection with the issuance of its 14% Debentures. As of December 31, 1994, no Warrants or SARs had been converted to common stock (Note 5). In December of 1993, 750,704 warrants issued in connection with the settlement of litigation
(Note 9) were exercised and a like number of shares of Common Stock were issued, the proceeds of this issuance totaled $5,086,000.

7.  INCOME TAXES AND DISTRIBUTIONS
No provisions for current or deferred income taxes have been made by the Company on the basis that it has qualified under the Code as a REIT and has distributed at least 95% of its annual net income as computed for tax purposes to stockholders. To the extent that such distributions exceed such income, the excess will be treated as a return of capital. Net capital gains generated by the Company are proportionately distributed to the stockholders as net capital gains dividends. During the years ended December 31, 1994, 1993 and 1992, the Company made per share distributions to stockholders of $0.65, $1.00, and $1.69, respectively, of which approximately $0.26, $0.07, and $0.65, respectively, represented returns of capital. Through December 31, 1994, the cumulative return of capital paid was $5.12 per share. Of the December, 1994 and 1993 total distribution amounts of $5,739,106 and $9,564,430, respectively, the Company has designated that $789,362 and $7,893,468, respectively, constitute a net capital gain dividend, amounting to approximately $.021 and $.206 per share, respectively, or approximately 13.75% and 82.53% of the fourth quarter dividends, respectively. Dividends were paid in April, July, October and December of each year. No significant difference exists between financial statement income and taxable income.

Beginning on January 15, 1996 each warrant and stock appreciation right is entitled to an annual distribution payable on January 15 for the prior calendar year in an amount equal to any positive difference between the total amount of dividends paid per share of common stock in the preceding year and $0.60. Beginning on January 1, 2001 the annual distribution will be in an amount equal to any positive difference between the total amount of dividends paid per share of common stock in the preceding year and the exercise price multiplied by 90-day LIBOR in effect on the preceding December 31 plus 1%.

8.  GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES
General and administrative expense includes compensation and benefits for the Company's employees, and rent and related facility costs for 1994 and the period June 3, 1993 through December 31, 1993. Cushman & Wakefield Realty Advisors, Inc. ("C&W Realty"), a company affiliated with the Borrower through common ownership, acted as administrator for the Company, performing certain administrative and other services pursuant to an administrative services agreement through June 2, 1993, when such agreement was terminated by the Company. Fees paid to C&W Realty under this agreement amounted to $476,000 for the year ended December 31, 1993 and $1 million for the year ended December 31, 1992. Also included in general and administrative expenses for each of the years ended December 31, 1994, 1993 and 1992 are the following: directors and officers liability insurance premiums, registrar and transfer agent fees, debenture trustee fees, legal, audit and appraisal fees, financial advisory fees and stockholder reporting costs.

During the year ended December 31, 1994 the Company incurred $1,942,000 of expenses in connection with its evaluation of alternative financings.

9.  LEGAL MATTERS
On December 13, 1985, a stockholder commenced an action against the Company and other defendants in the Supreme Court of the State of New York, New York County alleging that the offering materials relating to the Company's initial public offerings were false and misleading and seeking rescission and damages on behalf of all purchasers of common stock of the Company during the period commencing September 12, 1985 to and including December 13, 1985.

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

The Company is not a party to any material legal proceeding or environmental litigation. For a description of a proceeding filed against the Company see
Note 11 - Subsequent Events.

10.  THE PROPERTY
Summarized financial information of the Property provided by the Borrower is as follows:



 (In thousands)                               Years Ended December 31,
                                         1994           1993          1992
                                       --------       --------      --------

 Gross revenue                         $220,851       $226,597      $229,000
 Less:
   Operating expenses                  (161,890)      (165,456)     (160,698)
   Interest expense, net               (117,328)      (114,599)     (114,040)
                                       --------       --------      --------
 Net loss                              ($58,367)      ($53,458)     ($45,738)
                                       --------       --------      --------
                                       --------       --------      --------


The cumulative cash flow shortfall of the Borrower since the inception of the Loan in September 1985 ($572.6 million), has been funded by capital contributions ($185.2 million), loans from its partners ($126.7 million) and non-interest bearing advances from an affiliate ($260.7 million). The Loan Agreement provides for the establishment of loans for the cumulative portion of capital improvements made by the Borrower in excess of amounts specified in the Loan Agreement. The cumulative amounts of excess capital improvements totaled $126.7 million, $123 million and $107.5 million at December 31, 1994, 1993 and 1992, respectively. These excess capital improvement loans are deemed to be made to the Borrower by its partners and bear interest at 80% of the prime rate (as defined), compounded quarterly, which is added to the loan principal at the end of each year. At December 31, 1994, 1993 and 1992, the amount of such excess capital improvement loans (including accrued interest) totaled $160.7 million, $149.7 million and $127.9 million, respectively. Cumulative interest accrued as of December 31, 1994 was $34 million. The results of operations of the Property for 1994, 1993 and 1992 reflect non-cash interest charges of $7.3 million, $6.3 million and $6.2 million, respectively, relating to interest on these excess capital improvement loans. Both the excess capital improvement loans and the non-interest bearing advances are subordinate to the Company's Loan; however, if the Company exercises its option to convert the Loan into an equity interest in the Partnership, any outstanding loans for excess capital improvements (including accrued interest) will become the obligation of the Partnership.

11.  SUBSEQUENT EVENTS
       LEGAL MATTERS:
On January 23, 1995, Bear, Stearns & Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation commenced an action against the Company in the Supreme Court of New York, County of New York. The plaintiffs allege that the Company breached a contract relating to the plaintiffs' provision of investment banking services to the Company. The plaintiffs seek $5,062,500 in damages, plus costs, attorneys' fees and interest. The case is in the initial pleading stage. The Company is vigorously contesting the plaintiffs' allegations and on February 15, 1995 counsel to the Company filed a notice of a motion for an order dismissing the complaint for failure to state a cause of action and granting such other and further relief as the Court deems just and proper. The Company does not expect the outcome of this litigation to have a material effect on the financial condition of the Company.


12.  INTERIM FINANCIAL INFORMATION (UNAUDITED)


 (In thousands, except per share data)
- -------------------------------------------------------------------------------
 1994                               1Q          2Q           3Q           4Q
- -------------------------------------------------------------------------------

 Revenues                        $27,270     $27,262       $27,417      $27,336
 Net income (loss)                $6,667      $6,551        $3,321      ($1,396)
 Net income (loss) per share       $0.17       $0.17         $0.09       ($0.03)

- -------------------------------------------------------------------------------
 1993                              1Q          2Q            3Q           4Q
- -------------------------------------------------------------------------------
 Revenues                        $30,164     $27,715       $27,815      $27,866
 Net income                      $14,301     $10,417        $6,878       $4,330
 Net income per share              $0.38       $0.28         $0.18        $0.12


                                      F-19

                              REPORT OF MANAGEMENT

Board of Directors and Stockholders                   March 15, 1995
Rockefeller Center Properties, Inc.

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

The financial statements have been audited by Ernst & Young LLP. Management has made available to Ernst & Young LLP all the Company's financial records and related data. Furthermore, management believes that all representations made to Ernst & Young LLP during its audit were valid and appropriate.

Management has established and maintains a system of internal accounting control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. Management continually monitors the system of internal accounting control for compliance. In addition, as part of its audit of the Company's financial statements, Ernst & Young LLP evaluated selected internal accounting controls to establish a basis for reliance thereon in determining the nature, timing, and extent of audit tests to be applied. Management believes that, as of December 31, 1994, the system of internal accounting control is adequate to accomplish the objectives discussed herein.

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

The Audit Committee of the Board of Directors is directly responsible for assuring that management fulfills its financial reporting responsibilities. The Audit Committee met twice during 1994 with management and Ernst & Young LLP to discuss audit activities, internal accounting controls, and financial reporting matters. Ernst & Young LLP has unrestricted access to the Audit Committee.




                                             /s/RICHARD M. SCARLATA


                                             Richard M. Scarlata
                                             President & Chief Executive Officer

                           SELECTED FINANCIAL INFORMATION
                    (Dollars in thousands, except per share data)




                                                   1994            1993             1992            1991             1990
- ---------------------------------------------------------------------------------------------------------------------------

 FOR THE YEAR
 Revenues                                        $109,285        $113,560         $122,414        $123,182         $123,513
 Net income                                        15,143          35,926           39,148          38,327           37,339
 Net cash provided by operating activities         57,198          58,231           62,735          57,909           56,356
 Net cash provided by investing activities         14,331         126,668           23,560          17,200           23,162
 Net cash used in financing activities
     Excluding dividends paid                      44,015         147,082           22,955           3,041            9,063
     Dividends paid                                24,869          37,697           63,392          72,019           70,894

- ---------------------------------------------------------------------------------------------------------------------------
 AT YEAR END
 Total assets                                  $1,319,995      $1,317,509       $1,432,210      $1,450,103       $1,460,617
 Debt:
   Short term debt                                                247,223          397,078         389,299          384,443
   Long term debt, including
      current portion                             760,394         509,713          482,206         487,660          475,019
                                               ----------      ----------        ---------      ----------       ----------
   Total debt                                     760,394         756,936          879,284         876,959          859,462
 Total liabilities                                802,528         792,344          910,360         904,009          880,831
 Total stockholders' equity                       517,467         525,165          521,850         546,094          579,786

- ---------------------------------------------------------------------------------------------------------------------------
 PER SHARE
 Net income per share                               $0.40           $0.96            $1.04            $1.02           $1.00
 Dividends per share                                 0.65            1.00             1.69             1.92            1.89
 Portion of dividends representing
   a return of capital                              39.4%            7.4%            38.2%            46.8%           46.7%
 Book value per share                              $13.52          $13.73           $13.91           $14.56          $15.46
 Book value per share assuming
   exercise of Warrants and SARs                   $11.88


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - THE COMPANY
In September 1985, Rockefeller Center Properties, Inc. (the "Company") issued 37,500,000 shares of Common Stock at $20 per share in an initial public offering. Simultaneously with the offering of the Common Stock, the Company issued Current Coupon Convertible Debentures in the principal amount of $335,000,000 and Zero Coupon Convertible Debentures in the face amount of $952,250,000 (collectively, the "Convertible Debentures"). The Company received net proceeds of $1,233,770,000 from such offerings. Such funds were used to make a convertible, participating mortgage loan (the "Loan") in the face amount of $1,300,000,000 to two partnerships (collectively, the "Borrower"). The partners of the Borrower are Rockefeller Group, Inc. ("RGI") and a wholly-owned subsidiary of RGI. The Loan, which is secured by the real property interests owned by the Borrower comprising most of the land and buildings known as Rockefeller Center (the "Property"), was made pursuant to a loan agreement between the Company and the Borrower (as amended, the "Loan Agreement"). The Loan is convertible at the Company's option on December 31, 2000 (the "Equity Conversion Date") or, if an event of default under the Loan Agreement has occurred and is continuing, any earlier date specified by the Company into a 71.5% (subject to reduction in the event of certain prepayments) general partnership interest in the partnership which will own the Property (the "Partnership") on that date.

During December 1993, the Company issued an additional 750,704 shares of Common Stock for a cash consideration of $7.00 per share as the result of an exercise of an equivalent number of warrants which were issued pursuant to a court-ordered class action settlement. The Company received proceeds of $5,086,000 from this Common Stock issuance. At December 31, 1994 and 1993 the Company had 38,260,704 shares of Common Stock outstanding.

On December 29, 1994 the Company issued $150,000,000 of Floating Rate Notes and $75,000,000 of 14% Debentures and Warrants and SARs. The net proceeds from these issuances of approximately $212,522,000 were used to retire commercial paper borrowings of $193,100,000, and to retire interest rate swaps with a net notional principal of $145,000,000 at a cost of $9,855,000. The balance of the proceeds from this transaction has been applied to general corporate purposes.

The following table sets forth certain information regarding the Company's outstanding debt as of December 31,1994:




- --------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Principal Balance
                                                                                    Interest Rate                   as of
                                                                                        as of                 December 31, 1994
                 Description                           Maturing                   December 31, 1994                (000 s)
- --------------------------------------------------------------------------------------------------------------------------------

 Current Coupon Convertible Debentures               12/31/2000 (1)                   8%      (2)                  $213,170
 Zero Coupon Convertible Debentures                  12/31/2000 (1)                   0%      (3)                   326,863 (4)
 Floating Rate Notes                                 12/31/2000 (5)                   10.375% (6)                   150,000
 14% Debentures                                      12/31/2007                       14%                            70,361 (7)
                                                                                                                   --------
                                                                                                                   $760,394
                                                                                                                   --------
                                                                                                                   --------
- --------------------------------------------------------------------------------------------------------------------------------

- ----------------

(1) If not converted into common stock on 12/31/2000 become floating rate notes due 12/31/2007.
(2) Rate effective 1/1/95 is 13%. Annual effective rate is 9.23% (see Note 2 to the Financial Statements).
(3)  Annual effective rate is 10.23% (see Note 2 to the Financial Statements).
(4)  Accreted value at 12/31/2000 - $586,185,000.
(5) See Note 5 to the Financial Statements for a description of mandatory prepayments.
(6)  Rate = 90-day LIBOR +4%, reset quarterly (exclusive of swap agreements, see
     Note 5 to the Financial Statements).
(7)  Accreted value at 12/31/2007 - $75,000,000.


The Company's primary source of liquidity is interest income received on the Loan. During the years ended December 31, 1994, 1993 and 1992, cash generated from interest income on the Loan was $105,495,000, $103,545,000 and $101,660,000, respectively. The increase in each year over that of the preceding year is attributable to the scheduled increase in the annualized coupon rate on the Loan. The rate of Base Interest on the Loan increases according to a fixed schedule. Following is a schedule of the rate of Base Interest and the amount of Base Interest expected to be received by the Company in each of the following years ending December 31:


              Rate           Amount               Rate         Amount
              ----           ------               ----         ------

    1995:     8.390%     $109,070,000   1998:     8.410%    $109,330,000
    1996:     8.400%      109,200,000   1999:     8.420%     109,460,000
    1997:     8.410%      109,330,000   2000:     8.430%     109,590,000

The Loan also provides for Additional Interest (as defined) to be earned by the Company under certain circumstances. For each year through 2000 in which Gross Revenues (as defined) of the Property exceed $312.5 million, Additional Interest would accrue in an amount equal to the sum of (i) 31.5% of such excess plus (ii) $42.95 million and would be payable currently only to the extent of available cash of the Borrower. If cash were not available, the payment of Additional Interest would be deferred (without interest) until the Equity Conversion Date or such earlier time as cash became available. No Additional Interest has been earned by the Company to date. Based on present conditions in the Midtown Manhattan rental market, the Company does not currently expect that it will earn Additional Interest.

Note 4 of the Notes to the audited combined Balance Sheets of the partnerships comprising the Borrower as of December 31, 1994 and 1993 and the related Combined Statements of Operations and Partners' Capital Deficiency and Cash Flows for each of the three years in the period ended December 31, 1994 which are reproduced at pages F-36 through F-47 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 states that

    "the Partnerships [comprising the Borrower] have experienced significant cash shortfalls and, based upon management's projections, will continue to experience significant cash shortfalls through the Equity Conversion Date. These cash shortfalls have occurred primarily as a result of changes in the real estate market from levels anticipated when the Loan was initiated. These factors include lower rental rates, greater rent abatements granted to tenants upon initiation or renewal of lease commitments, and higher other expenditures associated with obtaining new and renewal tenants. These cash flow conditions have made it unlikely that the Partnerships will be able to fulfill all financial commitments to RCPI [the Company] for the foreseeable future from their own resources.

    The Partnerships do not have a commitment from the Partners [of the] Partnerships comprising the Borrower] to fund these cash shortfalls.

    These conditions raise substantial doubt about the Partnerships' ability to continue as going concerns. The combined financial statements of the Partnerships do not contain any adjustments to reflect the possible future effects from the outcome of this uncertainty."

Management of the Company believes that as of December 31, 1994 the fair value of the collateral supporting the Loan, (the sum of (a) the value of the Property as appraised as of December 31, 1994 and (b) the value of the additional collateral required to be maintained by the Borrower as of that date and thereafter) approximates the value at which the Loan is carried on the Company's Balance Sheet. If the parents and affiliates of the

Borrower continue to support the Borrower through the funding of cash shortfalls as they have through December 31, 1994, although not legally obligated to do so, the Borrower will be able to satisfy its obligations under the Loan Agreement. If the Borrower were to default on its obligations under the Loan Agreement, there could be a significant change in the nature of the Company's operations. If the Company were to foreclose on the Property and related collateral and acquire title to the Property, it would be required to operate the Property and to fund cash shortfalls of the Property. If the Company were to acquire title to the Property, management of the Company believes, that the value of the Property (appraised at approximately $1.25 billion at December 31, 1994) would be significantly in excess of the Company's obligations (approximately $760 million at December 31, 1994), and that therefore the Company should be able to obtain sufficient financing to fund cash shortfalls of the Property as well as to satisfy the Company's existing obligations until such time (1996) as the Company, on the basis of the projection contained in the December 31, 1994 appraisal, anticipates that the Property will become cash flow positive. Such financing would be subject to the consent of the holders of the Floating Rate Notes and 14% Debentures. However, because of the Company's inability to estimate when, if ever, a potential foreclosure would occur (if the Borrower were to default on its obligations) and what prevailing conditions in the New York real estate market and financial markets might be at such time, no assurance can be given that the Company would have access to sufficient financial resources to fund cash shortfalls of the Property and to meet its other obligations.

As required by the Loan Agreement the Borrower has furnished to the Company a certificate signed by the chief accounting officer of RGI stating that, to the best of such officer's knowledge, after reasonable investigation, the Borrower has observed or performed all of its covenants in the Loan Agreement for the year ended December 31, 1994 and that such officer has obtained no knowledge of any Default or Event of Default. Such covenants include the covenant in the Loan Agreement prohibiting the Borrower from permitting Net Operating Income (as defined) for any calendar year to be less than 80% of the Base Interest payable for such year. As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 the Borrower had advised the Company in the Fall of 1994 that the Borrower had anticipated that the Borrower would breach this covenant for calendar 1994. As a consequence of the Company's recording on September 6, 1994, at the expense of the Borrower, the Company's $1.25 billion unrecorded mortgage on the Property this covenant and the covenants in the Loan Agreement prohibiting the Borrower from making distributions in any calendar year to its partners in excess of Net Cash Flow (as defined) for such year, from making certain investments and from incurring certain contingent liabilities will be deemed terminated and to be of no further force and effect one year after the date of such recordation.

Portfolio and other interest received during 1994, 1993 and 1992 was $998,000, $6,553,000 and $13,924,000, respectively. The decreases in each year from that of the preceding year were due to portfolio sales and maturities, the proceeds from which were used with operating cash to reduce the Company's short term debt during the years ended December 31, 1994 and 1993 (see Note 5). The Company completed the liquidation of its investment portfolio during 1994 realizing $14,331,000 from sales of securities with a net carrying value of $14,300,000, resulting in a net gain of $31,000.

During the years ended December 31, 1994, 1993 and 1992, interest paid on commercial paper, bank loan and other was $27,020,000, $31,016,000 and $31,633,000, respectively. The following schedule presents the components of such interest paid:



                                         1994            1993           1992
                                     -----------     -----------    -----------

 Interest rate swap agreements       $15,252,000     $16,620,000    $14,608,000
 Commercial paper (including
   commercial paper fees and          11,768,000      14,178,000    16,282,000
   expenses)
 Bank loans                                              218,000       743,000
                                     -----------     -----------   -----------
                                     $27,020,000     $31,016,000   $31,633,000
                                     -----------     -----------   -----------
                                     -----------     -----------   -----------

In December 1994 the Company concluded a study of its overall capital structure. As a result of this study the Company issued $150,000,000 in Floating Rate Notes and $75,000,000 in 14% Debentures, the proceeds from which were used by the Company to retire its commercial paper and a portion of its interest rate swaps (see Note 5). The Company retained $105,000,000 notional principal amount of interest rate swaps to hedge a portion of its interest rate exposure on the Floating Rate Notes. For the year ended December 31, 1994 the Company recorded an extraordinary loss on debt extinguishment of $9,855,000 to retire a portion of its interest rate swaps. The Company recorded a charge for uncovered swaps of $3,125,000 in the third quarter of 1994 relating to swaps which no longer served as hedges. This charge has been reclassified as an extraordinary loss on debt extinguishment in the results for the year ended December 31, 1994 in conjunction with the retirement of a portion of the Company's swaps.

As discussed in Note 5, the annualized net payment relating to interest rate swaps outstanding at December 31, 1994 was $4,284,000. This amount may change in 1995 and subsequent years as the floating rates receivable under the Company's swaps are periodically reset. As discussed in Note 5, the Company terminated its commercial paper program in December, 1994.

During the years ended December 31, 1994, 1993 and 1992, interest paid on the Current Coupon Convertible Debentures was $17,053,000, $17,053,000 and $17,209,000, respectively. The decrease from 1992 to 1993 is a result of the repurchase of a portion of such convertible debentures in 1992. Coupon payments on outstanding Current Coupon Convertible Debentures are made annually on December 31. The interest rate payable for 1994 on the $213,170,000 Current Coupon Convertible Debentures outstanding as of December 31, 1994 was 8% per annum. Effective January 1, 1995 the rate payable increased to 13% per annum through December 31, 2000. As a result of this increase in rate, the Company's annual disbursement for interest on these debentures, assuming that all such debentures outstanding on December 31, 1994 remain outstanding, will increase by $10,658,500 for 1995 and each subsequent year through the year 2000.

In December 1994 the Company issued $150,000,000 Floating Rate Notes and $75,000,000 14% Debentures and warrants ("Warrants") and stock appreciation rights ("SARs") resulting in net proceeds of $212,522,000. These net proceeds were used to retire the Company's commercial paper and certain interest rate swap agreements. The first interest payment dates for the Floating Rate Notes and 14% Debentures are March 1 and June 2, 1995, respectively (see Note 5); accordingly, no interest was paid on this debt during 1994.

Combined net cash flow provided by operating and investing activities during 1994 was $71,529,000, from which the Company paid $24,869,000 in dividends. The balance was applied by the Company to reduce short term debt.

In order to maintain its qualification as a real estate investment trust
(a "REIT") under the Internal Revenue Code of 1986, the Company is obligated to distribute to its stockholders at least 95% of its annual net income as computed for tax purposes. Through 1992, the Company had distributed to its stockholders substantially all of its annual cash flow in excess of interest and operating expenses, reserves and investments, resulting in a substantial return of capital to stockholders. Through December 31, 1994, cumulative distributions paid of $14.85 per share included a cumulative return of capital of $5.12 per share. Distributions are made in April, July, October and December of each year.

The Company is the beneficiary of standby irrevocable letters of credit, subject to specified reductions, which, among other things, provide support for the Borrower's payment of Base Interest (as defined) on the Loan. Subject to certain conditions, the Borrower is required to maintain in effect similar letters of credit or to pledge collateral with a fair market value equal to the required amount of such letters of credit, until the Equity Conversion Date. During 1994 the level at which such letters of credit or other collateral were required to be maintained was $200 million. On January 1, 1995, the required level of this support decreased from $200 million to approximately $70 million and on April 1, 1995 will decrease to $50 million which is the minimum level that must be maintained through the Equity Conversion Date unless Net Operating Income (as defined) of the Property for any year exceeds $150 million and the Borrower has delivered to the Company an Accountant's Certificate (as defined) stating that no deficits in Net Cash Flow (as defined) of the Property for any subsequent year are forecasted. If an event of default were to occur under the Loan and the Loan were to be accelerated, the Company would be entitled to make drawings under the letters of credit.

The Company has executed non-disturbance agreements with tenants that occupy at least a full floor in any of the buildings comprising a part of the Property and certain other tenants upon request. Such agreements provide that in the event of a foreclosure of the Loan, such tenant's possession of space within the Property will not be disturbed so long as such tenant is in compliance with the terms of its lease. In addition, certain of these tenants, under their leases, may offset fixed rent otherwise payable to the Borrower (up to specified maximum amounts) in the event that the Borrower has failed to pay for certain alterations to the leased property as provided for in such tenants' leases. In the event the aggregate amount that all such tenants may offset (the "Rent Offset Amount") exceeds $37.5 million the Borrower is required to maintain credit support facilities to provide additional security in an amount equal to at least 50% of the excess. As of December 31, 1994, the Company had executed seven rent offset agreements with tenants. The total Rent Offset Amount at such date was $39,314,000, and accordingly $907,000 had as of that date been placed in a rent offset escrow account. As of January 31, 1995 the Rent Offset Amount has decreased to below $37.5 million and, accordingly, as of such date, the Borrower is not required to maintain credit support facilities for these Rent Offsets.

RESULTS OF OPERATIONS - THE COMPANY

The Company's principal source of income during each of the years ended December 31, 1994, 1993 and 1992 was loan interest income recognized on the Loan. Loan interest income exceeded loan interest received in each of those years by approximately $3.2 million, $4.8 million and $6.2 million, respectively. The difference in each year is attributable partially to the amortization of original issue discount applicable to the Loan and partially to the recognition of interest income on the Loan according to the effective interest method by which interest is calculated on the basis of the average yield on the notes evidencing the Loan through the Equity Conversion Date. Loan interest income accounted for 99.5%, 95.4% and 88.1% of total revenues during the years ended December 31, 1994, 1993 and 1992, respectively.

Portfolio income earned in 1994 was $553,000 or 0.5% of total revenues. In 1993 and 1992, portfolio income accounted for 4.6% and 11.8% of total revenues, respectively. The decline of $4,624,000 in portfolio income from 1993 to 1994 is a result of sales and maturities of portfolio securities as discussed above. The Company liquidated its portfolio of investment securities during 1993 and 1994; accordingly, the Company will receive no portfolio income in 1995.

Interest expense on the Current Coupon Convertible Debentures during the years ended December 31, 1994, 1993 and 1992 was $22,478,000, $22,020,000 and
$21,793,000, respectively. The yearly increases are attributable to the recognition of interest expense according to the effective interest method by which interest is calculated on the basis of the average interest expense on the Current Coupon Convertible Debentures through the maturity date, December 31, 2000.

Interest expense on Zero Coupon Convertible Debentures during the years ended December 31, 1994, 1993 and 1992 was $30,320,000, $27,507,000 and $24,956,000,
respectively. The increase of $2,813,000 or 10.2% from 1993 to 1994 was a result of accruals of interest on the increasing accretion of the principal amount of the Zero Coupon Convertible Debentures. Such accruals of interest grow at the annual rate of 10.2%.

Interest expense on 14% Debentures and Floating Rate Notes (which were issued on December 29, 1994) for the year ended December 31, 1994 was $217,000.

Interest expense on commercial paper, bank loan and other for each of the years ended December 31, 1994 1993 and 1992 was $24,486,000, $28,816,000 and
$34,050,000, respectively. The decline of $4,330,000 in such interest expense from 1993 to 1994 principally reflects a combination of lower average commercial paper borrowings outstanding during the year, the repayment of bank loans in 1993, and the lower cost of servicing interest rate swaps due to higher variable interest rates received on certain swaps. These savings were partially offset by the higher cost of commercial paper due to higher interest rates.

Combined interest expense on all debt totaled $77,501,000, $78,343,000 and $80,799,000 for each of the years ending December 31, 1994, 1993 and 1992, respectively. These amounts accounted for 90.8%, 94.6% and 94.2% of total expenses in each of the respective years.

General and administrative expenses for the years ended December 31, 1994, 1993 and 1992 were $4,170,000, $3,728,000 and $4,299,000, respectively. The increase of $442,000 in general and administrative expenses from 1993 to 1994 is principally due to increased financial advisory fees.

During the year ended December 31, 1994 the Company incurred $1,942,000 of expenses in connection with its evaluation of alternative financings.

During the years ended December 31, 1994 and 1993 the Company recognized non-recurring income of $31,000 and $8,593,000, respectively, consisting of gains on sales of portfolio securities. In connection with the Company's retirement of commercial paper borrowings in 1993 and 1994, the Company exchanged payments with certain counterparties to retire all of the Asset Swaps and certain of the Liability Swaps in 1994 and made payments to certain counterparties to reduce the duration of certain Liability Swaps in 1993 which thereby reduced the Company's net swap liability. The Company recorded extraordinary losses of $9,855,000 and $3,451,000 for the years ended December 31, 1994 and 1993, respectively, as a result of these transactions. The 1993 payments were made pursuant to agreements between the Company and certain of its lenders whereby the Company had agreed to apply a portion of the proceeds from the issuance of common stock (see Note 5). The Company recognized an extraordinary gain of $2,537,000 in 1992 in connection with extinguishment of debt. The extraordinary gain was the result of repurchases of Current Coupon Convertible Debentures made at discounts under carrying value. Carrying value of the Current Coupon Convertible Debentures includes interest which has been accrued at the effective annual interest rate of 9.23%, the average yield to the maturity date. The average yield is computed, using the effective interest method, by combining the differing coupon rates on the Current Coupon Convertible Debentures. There have been no repurchases of convertible debentures since the first quarter of 1992.

Net income during the years ended December 31, 1994, 1993 and 1992 was $15,143,000, $35,926,000 and $39,148,000 reflecting the matters discussed above.

THE PROPERTY
The financial information and analysis included in the following discussions of the "Financial Condition and Outlook - The Property", "Results of Operations - The Property", and "Cash Flow - The Property" have been furnished to the Company by the Borrower.

FINANCIAL CONDITION AND OUTLOOK - THE PROPERTY
For the year ended December 31, 1994, the Property experienced a net cash outflow of $139.4 million consisting of an operating cash deficit of $41.7 million (including interest payments of $105.5 million to the Company), a mortgage recording tax payment of $34.5 million, and disbursements totaling $63.2 million for tenant improvements, leasing commissions and capital improvements. This amount compared with a net cash outflow of $61.4 million for the year ended December 31,1993, which was comprised of a cash outflow from operations of $17.7 million (including interest payments of $103.5 million to the Company) and expenditures aggregating $43.7 million for capital and leasing disbursements.

These cash outflows brought the cumulative cash flow shortfall to $572.6 million at December 31, 1994. To date, these shortfalls have been funded by capital contributions ($185.2 million), non-interest-bearing advances from an affiliate ($260.7 million), and loans, excluding accrued interest, from the Borrower's partners ($126.7 million).

Note 4 of the Notes to the audited combined Balance Sheets of the partnerships comprising the Borrower as of December 31, 1994 and 1993 and the related Combined Statements of Operations and Partners' Capital Deficiency and Cash Flows for each of the three years in the period ended December 31, 1994 which are reproduced at pages F-36 through F-47 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 states that

    "the Partnerships [comprising the Borrower] have experienced significant cash shortfalls and, based upon management's projections, will continue to experience significant cash shortfalls through the Equity Conversion Date. These cash shortfalls have occurred primarily as a result of changes in the real estate market from levels anticipated when the Loan was initiated. These factors include lower rental rates, greater rent abatements granted to tenants upon initiation or renewal of lease commitments, and higher other expenditures associated with obtaining new and renewal tenants. These cash flow conditions have made it unlikely that the Partnerships will be able to fulfill all financial commitments to RCPI [the Company] for the foreseeable future from their own resources.

    The Partnerships do not have a commitment from the Partners [of the] Partnerships comprising the Borrower] to fund these cash shortfalls.

    These conditions raise substantial doubt about the Partnerships' ability to continue as going concerns. The combined financial statements of the Partnerships do not contain any adjustments to reflect the possible future effects from the outcome of this uncertainty."

Management of the Company believes that as of December 31, 1994 the fair value of the collateral supporting the Loan, (the sum of (a) the value of the Property as appraised as of December 31, 1994 and (b) the value of the additional collateral required to be maintained by the Borrower as of that date and thereafter) approximates the value at which the Loan is carried on the Company's Balance Sheet. If the parents and affiliates of the Borrower continue to support the Borrower through the funding of cash shortfalls as they have through December 31, 1994, although not legally obligated to do so, the Borrower will be able to satisfy its obligations under the Loan Agreement. If the Borrower were to default on its obligations under the Loan Agreement, there could be a significant change in the nature of the Company's operations. If the Company were to foreclose on the Property and related collateral and acquire title to the Property, it would be required to operate the Property and to fund cash shortfalls of the Property. If the Company were to acquire title to the Property, management of the Company believes, that the value of the Property (appraised at approximately $1.25 billion at December 31, 1994) would be significantly in excess of the Company's obligations (approximately $760 million at December 31, 1994), and that therefore the Company should be able to obtain sufficient financing to fund cash shortfalls of the Property as well as to satisfy the Company's existing obligations until such time (1996) as the Company, on the basis of the projection contained in the December 31, 1994 appraisal, anticipates that the Property will become cash flow positive. Such financing would be subject to the consent of the holders of the Floating Rate Notes and 14% Debentures. However, because of the Company's inability to estimate when, if ever, a potential foreclosure would occur (if the Borrower were to default on its obligations) and what prevailing conditions in the New York real estate market and financial markets might be at such time, no assurance can be given that the Company would have access to sufficient financial resources to fund cash shortfalls of the Property and to meet its other obligations.

As required by the Loan Agreement the Borrower has furnished to the Company a certificate signed by the chief accounting officer of RGI stating that, to the best of such officer's knowledge, after reasonable investigation, the Borrower has observed or performed all of it covenants in the Loan Agreement for the year ended December 31, 1994 and that such officer has obtained no knowledge of any Default or Event of Default. Such covenants include the covenant in the Loan Agreement prohibiting the Borrower from permitting Net Operating Income (as defined) for any calendar year to be less than 80% of the Base Interest payable for such year. As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 the Borrower had advised the Company in the Fall of 1994 that the Borrower had anticipated that the Borrower would breach this covenant for calendar 1994. As a consequence of the Company's recording on September 6, 1994, at the expense of the Borrower, the Company's $1.25 billion unrecorded mortgage on the Property this covenant and the covenants in the Loan Agreement prohibiting the Borrower from making distributions in any calendar year to its partners in excess of Net Cash Flow (as defined) for such year, from making certain investments and from incurring certain contingent liabilities will be deemed terminated and to be of no further force and effect one year after the date of such recordation.

RESULTS OF OPERATIONS - THE PROPERTY
The operating results of the Property during the years ended December 31, 1994, 1993, and 1992 are presented in summary form in the table below:


                                                                                         Years Ended December 31,
(In thousands)                                                                    1994             1993         1992
                                                                                --------         --------     -------

Gross revenue:
   Fixed and percentage rents                                                   $156,314         $148,960     $150,197
   Operating and real estate tax escalation                                       42,201           55,643       57,029
   Consideration revenues                                                          3,443            3,227        3,295
   Sales and service revenues                                                     18,893           18,767       18,479
                                                                                --------         --------     ---------
                                                                                 220,851          226,597      229,000
                                                                                --------         --------     ---------
Operating Expenses:
   Real estate taxes                                                              40,884           44,336        44,481
   Utilities                                                                      16,386           16,553        16,360
   Maintenance and engineering                                                    32,062           33,657        30,509
   Other operating expenses                                                       39,839           40,639        40,792
   Depreciation and amortization                                                  25,761           21,821        19,834
   Management fee                                                                  2,636            2,579         2,491
   General and administrative                                                      4,322            5,871         6,231
                                                                                --------         --------     ---------
                                                                                 161,890          165,456       160,698
                                                                                --------         --------     ---------

Operating income before interest                                                  58,961           61,141        68,302

Interest expense, net                                                            117,328          114,599       114,040
                                                                                --------         --------     ---------
Net Loss                                                                        ($58,367)        ($53,458)     ($45,738)
                                                                                --------         --------     ---------
                                                                                --------         --------     ---------




The gross revenue of the Property for the year ended December 31, 1994 decreased by $5.7 million or 2.6% when compared to the prior year. This decrease in gross revenue was a result of lower operating and real estate tax escalation revenue. This decrease was offset partially by increased fixed rent related to new leases and lease renewals, higher consideration revenue, and increased sales and service revenues. Consideration revenue consists principally of one-time payments negotiated by tenants for the right to cancel their leases prior to scheduled termination dates. The decrease in operating and real estate tax escalation revenue reflects the establishment of new escalation base years in connection with new leases and lease renewals. To the extent to which the revenue decrease was attributable to reduced escalation income, this factor was offset in part by lower real estate tax costs recorded in the operating expense category.

The following table shows the occupancy rates for the Property at specified dates:


     March 31, 1993      -  93.9%       March 31, 1994      -  95.6%
     June 30, 1993       -  93.9%       June 30, 1994       -  96.1%
     September 30, 1993  -  94.1%       October 1, 1994     -  90.4%
     December 31, 1993   -  94.6%       December 31, 1994   -  90.2%


At year end 1994 the occupancy rate was 90.2%. This occupancy level was attributable to a total of 608,000 square feet of vacant space resulting in large measure from the significant turnover of leases which expired on

September 30, 1994. In addition, a total of 682,000 square feet will become available during 1995. Releasing the space will represent a significant challenge which may involve ongoing high levels of expenditures for tenant work and concessions.

During the year ended December 31, 1994, 266 leases covering approximately 2 million square feet of office, retail, and storage space were concluded and took effect at net effective annual fixed rents averaging $31.98 per square foot.
The net effective annual rental rates for office space, which accounted for approximately 1.9 million square feet of the total area leased, averaged $30.78 per square foot. This amount compared to a net effective rental rate of $31.54 per square foot for office space leases signed during 1993. Net effective annual rental rates reflect the present value of base rental payments less the current and future expenditures for tenant improvements, concessions, and brokerage commissions. The gross rental rates for the office space leases that were concluded and took effect during the year ended December 31, 1994 averaged $40.82 per square foot (compared with $38.01 per square foot for office space leases signed during 1993). The actual rate at which each lease was executed depended upon its location within the Property, type of space leased, length of lease term, and other factors. Of the approximately 1.9 million square feet of office space leased during the year ended December 31, 1994, approximately 1.4 million square feet represented renewals of existing tenants at an average gross rental rate of $40.14 per square foot. The combined fixed rent and escalation payments prior to lease renewal for these renewing tenants had averaged $36.90 per square foot.

The following table shows selected lease expiration information for the Property as of January 1, 1995 and has been furnished to the Company by the Borrower. Lease turnover during the remaining term of the Loan could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal rents and rental income will be affected significantly by market conditions at the time and by the terms at which the Borrower can then lease space.



                                     Number of                      Percentage of
 Year                             leases expiring  Area (sq.ft.)  total rentable area
 ----                             ---------------  -------------  -------------------

 1995                                  142           682,390              11.0
 1996                                   66           120,680               1.9
 1997                                   43            79,746               1.3
 1998                                   49           186,727               3.0
 1999                                   60           169,697               2.7
 2000                                   21           295,715               4.8
 2001                                   13            36,584               0.6
 2002                                   22           133,742               2.2
 2003                                   24            84,618               1.4
 2004                                   68           383,807               6.2
 2005                                   11           252,245               4.1
 2006                                   22           141,505               2.3
 2007                                    8            57,080                .9
 2008                                   10           163,931               2.7
 2009                                   45           431,711               7.0
 2010-2015                              14           744,347              12.0
 2016-2020                               2           100,388               1.6
 2022                                    3         1,283,576              20.7
 Space under temporary occupancy       N/A           145,569               2.4
 Vacant space                          N/A           607,928               9.8
 Space occupied by the Borrower        N/A            87,513               1.4
                                       ---         ---------             ------
                                       623         6,189,499             100.0%
                                       ---         ---------             ------
                                       ---         ---------             ------

During the year ended December 31, 1994, the operating expenses of the Property decreased by $3.6 million or 2% from the prior year. This decrease was a result of lower real estate taxes ($3.5 million), decreased maintenance and engineering expenses ($1.6 million), reduced general and administrative expense ($1.5 million), and lower other operating expenses ($.8 million). These decreases were offset partially by increased charges for depreciation and amortization ($3.9 million).

Lower real estate taxes resulted from a decrease in both the assessed valuation of the Property and New York City property tax rates. The lower maintenance and engineering expenses were primarily a result of a reduction in elevator and engineering labor costs, decreased heating, ventilation and air-conditioning maintenance costs, and lower building facade cleaning costs. The decrease in general and administrative expense was attributable to a reduction in the required provision for doubtful accounts. Other operating expenses decreased as a result of reduced cleaning costs and lower costs related to sales of services, offset partially by an increase in protection services.

Depreciation and amortization charges increased as a result of a higher fixed asset base which included expenditures required by the Loan Agreement, other capital expenditures, and improvements to tenant spaces necessitated by lease commitments.

The net result of the lower revenue offset partially by reduced operating expenses was a decrease of $2.2 million or 4% in operating income before interest for the year ended December 31, 1994.

Interest expense, net during the year ended December 31, 1994 increased $2.7 million, or 2%, as a result of scheduled increases in interest payments on the Loan together with increased interest expense as a result of additional loans made to the Borrower by its partners in order to fund certain of the Property's capital improvements. In addition, interest expense increased as a result of the amortization of the mortgage recording tax.

The gross revenue of the Property for the year ended December 31, 1993 decreased by $2.4 million or 1% when compared to the prior year. This decrease in gross revenue was primarily a result of lower fixed and percentage rents and lower operating and real estate tax escalation revenue. These combined decreases principally reflected lease renewals at lower base rents and lower average occupancy levels at the Property.

The operating expenses of the Property increased by $4.8 million or 3% during the year ended December 31, 1993 when compared to the prior year. This increase was principally a result of increased maintenance and engineering costs ($3.1 million), increased depreciation and amortization ($2 million), and higher utility costs ($.2 million). These increases were offset partially by lower general and administrative expense ($.4 million) and decreased other operating expenses ($.2 million).

CASH FLOW-THE PROPERTY

For the year ended December 31, 1994, the Property experienced an operating cash deficit of $41.7 million. During the year ended December 31,1993, the operating cash deficit amounted to $17.7 million. These cash flow deficits reflect the payment of interest to the Company totaling $105.5 million and $103.5 million, respectively, during the years ended December 31, 1994 and 1993. The increase of $24 million in the operating cash deficit for year ended December 31, 1994 compared with the similar period during 1993 reflected an increase in lease incentives associated with new and renewal tenants ($10.6 million), higher levels of net working capital ($9.2 million), lower operating income before interest ($2.2 million), and increased interest paid to the Company ($2 million).

On September 6, 1994, the Company perfected its lien by recording the previously unrecorded portion of the Loan at the Borrower's expense. The mortgage recording tax totaled $34.5 million. The funds were loaned to the Borrower by an affiliate of the Borrower and are included in non-interest bearing advances at December 31, 1994.

For the year ended December 31, 1992, the Property experienced an operating cash deficit of $18.3 million after payments of interest to the Company of $101.7 million. The lower operating cash deficit for 1992 compared with 1993 reflected lower levels of net working capital offset partially by lower operating income and increased interest paid to the Company.

The Borrower also expended funds for capital improvements to the Property, tenant improvements, and leasing commissions as follows:




 (In thousands)                            Years ended December 31,
                                 ---------------------------------------
                                   1994           1993              1992
                                 -------        -------           -------

 Capital improvements            $14,400        $27,300           $24,900
 Tenant improvements              23,900          7,900             4,000
 Leasing commissions
 (including legal fees)           24,900          8,500             2,400
                                 -------        -------           -------
                                 $63,200        $43,700           $31,300
                                 -------        -------           -------
                                 -------        -------           -------


The Loan Agreement provides for the establishment of loans for the cumulative portion of capital improvements made by the Borrower in excess of amounts specified in the Loan Agreement. The cumulative amounts of excess capital improvements totaled $126.7 million, $123 million, and $107.5 million at December 31, 1994, 1993, and 1992, respectively. These excess capital improvement loans are deemed to be made to the Borrower by its partners and bear interest at 80% of the prime rate (as defined), compounded quarterly. Interest charges on excess capital improvement loans are added to the loan principal at the end of each year. At December 31, 1994, 1993, and 1992 the amount of excess capital improvement loans (including accrued interest) totaled $160.7 million, $149.7 million, and $127.9 million, respectively.

The results of operations of the Property as of December 31, 1994, 1993, and 1992 reflect non-cash interest charges of $7.3 million, $6.3 million, and $6.2 million, respectively, relating to interest on these excess capital improvement loans. Both the excess capital improvement loans and the non-interest bearing advances are subordinated to the Company's Loan; however, if, on the Equity Conversion Date, the Company exercises its option to convert the Loan into an equity interest in the partnership which will then own the Property, any outstanding loans for excess capital improvements (including accrued interest) will become the obligation of the Partnership.

The Borrower is committed to expend significant funds for tenant improvements and leasing commissions in connection with certain leases. In order to renew and/or re-lease the available space during 1995, significant expenditures also could be required. Additionally, the Borrower has committed and may be required to commit to rent abatements in connection with the renewal and/or re-leasing of space.

The letters of credit previously discussed under "Liquidity and Capital Resources-The Company", support the payment of Base Interest on the Loan in the event of cash flow shortfalls from the Property. On January 1, 1995, the level of this support decreased from $200 million to approximately $70 million and on April 1, 1995 will decrease to $50 million, which is the minimum level that must be maintained through the Equity Conversion Date unless Net Operating Income (as defined) of the Property for any year exceeds $150 million and the Borrower has delivered to the Company an Accountant's Certificate (as defined) stating that no deficits in Net Cash Flow (as defined) of the Property for any subsequent year are forecasted.

APPRAISED VALUE - THE PROPERTY
During 1994, the Company engaged Douglas Elliman Appraisal and Consulting Division ("Douglas Elliman"), an independent appraisal firm, to appraise the value assigned to the Property. Douglas Elliman, in a report dated January 11, 1995, concluded that, as of December 31, 1994, the value assigned to the various fee and leasehold interests comprising the Property, subject to existing leases, was $1.25 billion, an increase of $100 million from the value assigned in an appraisal conducted as of December 31, 1993. This increase in value is due primarily to a decrease in the real estate tax assessment and related real estate tax rate and the successful releasing of 500,000 square feet of space since the December 31, 1993 appraisal. During 1994 the Company also engaged The Weitzman Group, Inc. ("The Weitzman Group"), an independent real estate consulting firm, to review the Douglas Elliman report. On February 21, 1995 the Company received a review and concurrence report dated February 15, 1995 prepared by The Weitzman Group stating that, based upon the review described in such report, The Weitzman Group concurred with the Douglas Elliman estimate of the aggregate market value of the Property and that, in the opinion of The Weitzman Group, the aggregate market value estimated by Douglas Elliman does not vary by more than 5.0 percent from the aggregate market value The Weitzman Group would estimate in a full and complete appraisal report. The appraisal and the concurrence report are discussed in greater detail in Part I, Item 1 of the Company's Annual Report on Form 10-K.

                           QUARTERLY STOCK INFORMATION



 Price Range (Composite)

- -------------------------------------------------------------------------------
 1994                      1Q               2Q            3Q              4Q
- -------------------------------------------------------------------------------
 High                    $8 3/8          $5 7/8          $6              $5 3/4
 Low                     $5 1/2          $5 1/8          $5 1/8          $3 3/4

- -------------------------------------------------------------------------------
 1993                      1Q               2Q            3Q              4Q
- -------------------------------------------------------------------------------
 High                   $10 1/8          $8 3/4          $7 1/2          $7 1/4
 Low                     $6 7/8          $6 3/4          $6 7/8          $6 1/2


Report of Ernst & Young LLP, Independent Auditors


The Partners of
   Rockefeller Center Properties and RCP Associates


We have audited the accompanying combined balance sheets of Rockefeller Center Properties and RCP Associates (collectively, the Partnerships) as of December 31, 1994 and 1993, and the related combined statements of operations and partners' capital deficiency and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Rockefeller Center Properties and RCP Associates at December 31, 1994 and 1993, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As shown in the financial statements, the Partnerships have experienced net losses, have a substantial Partners' capital deficiency and, as more fully described in Note 4 to the financial statements, have experienced and will continue to experience significant cash shortfalls which raise substantial doubt about their ability to continue as going concerns. The 1994 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




/s/ ERNST & YOUNG LLP

New York, New York
February 3, 1995

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                            COMBINED BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1993
                                 (In thousands)




 ASSETS                                                                            1994                      1993
                                                                                   ----                      ----

 Current assets:
     Cash                                                                     $        3                $        4
     Accounts receivable, less allowance for
       doubtful accounts of $2,833 and $4,193                                      4,027                     4,343
     Due from RGI affiliates                                                       1,286                        60
     Other current assets                                                            856                       622
                                                                              ----------                ----------
                                                                                   6,172                     5,029
 Fixed assets, at cost:
     Land                                                                        402,419                   402,419
     Buildings                                                                   499,226                   487,378
     Furniture, fixtures and equipment                                            26,422                    23,847
                                                                              ----------                ----------
                                                                                 928,067                   913,644
        Less accumulated depreciation                                           (214,035)                 (198,675)
                                                                              ----------                ----------
                                                                                 714,032                   714,969
 Deferred renting expenses, less accumulated
   amortization of $20,659 and $44,998                                            93,735                    37,149
 Lease incentives                                                                 31,327                    13,949
 Deferred financing expenses, less accumulated
   amortization of $1,285 and $6,169                                              30,094                       235
 Other assets                                                                      2,960                     2,699
                                                                              ----------                ----------
      Total assets                                                            $  878,320                $  774,030
                                                                              ----------                ----------
                                                                              ----------                ----------


 LIABILITIES AND PARTNERS' CAPITAL
   DEFICIENCY

 Current liabilities:
     Accounts payable and accrued expenses                                    $   26,848                $   23,617
     Due to RGI affiliates                                                       273,778                   128,653
                                                                              ----------                ----------
                                                                                 300,626                   152,270
 Mortgage payable, net of unamortized original
   issue discount of  $36,101 and $40,639                                      1,263,899                 1,259,361
 Loans payable to RGI                                                            160,715                   149,654
 Non-current mortgage interest payable                                            36,321                    37,619
 Partners' capital deficiency                                                   (883,241)                 (824,874)
                                                                              ----------                ----------
      Total liabilities and partners'
         capital deficiency                                                   $  878,320                $  774,030
                                                                              ----------                ----------
                                                                              ----------                ----------



                            See accompanying notes.

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                       COMBINED STATEMENTS OF OPERATIONS

                        AND PARTNERS' CAPITAL DEFICIENCY

                 YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
                                 (In thousands)


                                                                          1994                1993                1992
                                                                          ----                ----                ----

 Rental revenue:
   Fixed and percentage                                                 $159,757            $152,187            $153,492
   Operating and real estate tax escalations                              42,201              55,643              57,029
                                                                        --------            --------            --------
           Total rental revenue                                          201,958             207,830             210,521

 Sales of services                                                        18,893              18,767              18,479
                                                                        --------            --------            --------

           Gross revenues                                                220,851             226,597             229,000
                                                                        --------            --------            --------

 Real estate taxes                                                        40,884              44,336              44,481
 Maintenance and engineering                                              32,062              33,657              30,509
 Other operating expenses                                                 26,025              26,026              25,208
 Utilities                                                                16,386              16,553              16,360
 Cost of service sales                                                    13,060              13,919              14,884
 Depreciation and amortization                                            25,761              21,821              19,834
 General and administrative                                                4,322               5,871               6,231
 Management fees                                                           2,636               2,579               2,491
 Ground rent                                                                 754                 694                 700
                                                                        --------            --------            --------

                                                                         161,890             165,456             160,698
                                                                        --------            --------            --------

 Operating profit                                                         58,961              61,141              68,302

 Interest expense                                                        117,328             114,599             114,040
                                                                        --------            --------            --------

           Net loss                                                      (58,367)            (53,458)            (45,738)

 Partners' capital deficiency, beginning of year                        (824,874)           (771,416)           (725,678)
                                                                        --------            --------            --------

 Partners' capital deficiency, end of year                             ($883,241)          ($824,874)          ($771,416)
                                                                        --------            --------            --------
                                                                        --------            --------            --------



                            See accompanying notes.

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                     COMBINED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

                                 (In thousands)


                                                                                    1994            1993              1992
                                                                                    ----            ----              ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      ($58,367)       ($53,458)         ($45,738)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                                25,761          21,821            19,834
      Non-current portion of interest expense                                       6,016           6,893             8,538
      Amortization of original issue discount
         and deferred financing expenses                                            5,827           4,176             3,839
      Lease incentives, net                                                       (17,378)         (6,826)           (2,738)
      Changes in certain assets and liabilities                                    (3,531)          9,671            (2,051)
                                                                                 --------        --------           --------

      NET CASH USED IN OPERATING ACTIVITIES                                       (41,672)        (17,723)          (18,316)
                                                                                 --------        --------           --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                           (14,423)        (27,317)          (24,890)
   Deferred renting expenses paid                                                 (48,737)        (16,358)           (6,385)
                                                                                 --------        --------           --------

      NET CASH USED IN INVESTING ACTIVITIES                                       (63,160)        (43,675)          (31,275)
                                                                                 --------        --------           --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash received from RGI affiliates, principally
      relating to cash management system, net                                     135,601          45,938            44,076
   Loans from RGI                                                                   3,747          15,457             5,515
   Deferred financing expenses paid                                               (34,517)             --                --
                                                                                 --------        --------           --------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                                   104,831          61,395            49,591
                                                                                 --------        --------           --------

 NET CHANGE IN CASH                                                                    (1)             (3)               --

 CASH, BEGINNING OF YEAR                                                                4               7                 7
                                                                                 --------        --------           --------

 CASH, END OF YEAR                                                                     $3              $4                $7
                                                                                 --------        --------           --------
                                                                                 --------        --------           --------

 Supplemental disclosure of cash flow information:

      Cash paid during the year for interest                                     $105,495        $103,545          $101,660
                                                                                 --------        --------           --------
                                                                                 --------        --------           --------




                            See accompanying notes.

ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES
NOTES TO COMBINED FINANCIAL STATEMENTS
Years ended December 31, 1994, 1993 and 1992

1.  BASIS OF PRESENTATION

    The accompanying financial statements include the combined accounts of two partnerships, Rockefeller Center Properties (RCP) and RCP Associates (Associates) (collectively, the Partnerships), in which Rockefeller Group, Inc. (RGI) and one of its subsidiaries, Radio City Music Hall Productions, Inc. (RCMHPI), are the sole partners (the Partners). The Partnerships together own the real property interests constituting most of the land and buildings in the landmarked portion of Rockefeller Center (the Property). Transactions between the Partnerships have been eliminated in the accompanying combined financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DEPRECIATION AND AMORTIZATION - Buildings and improvements are depreciated using the straight-line method over their useful lives, which range from 15 to 50 years. Capital replacements are depreciated using the straight-line method over their estimated useful lives, which range from 3 to 15 years.

    Deferred renting expenses represent expenditures associated with obtaining new tenants and preparing the premises for occupancy. These costs are amortized on a straight-line basis over the related lease terms.

    Deferred financing expenses at December 31, 1994 represent mortgage recording taxes paid (see Note 4), net of an accrued mortgage recording tax credit. The cost is being amortized over the initial term of the RCPI mortgage loan which extends until December 31, 2000 using the interest method.

    LEASE INCENTIVES - Lease incentives represent primarily the value of free rental periods granted to tenants upon initiation or renewal of lease commitments. Once rental payments begin, the lease incentives are reduced over the remainder of the lease term.

    INTEREST EXPENSE - Interest expense on the Rockefeller Center Properties, Inc. Mortgage Loan (see Note 3) is recognized based on the average yield of the mortgage notes through December 31, 2000 (the Equity Conversion Date). The average yield combines the differing coupon rates of interest (Base Interest) with the amortization (using the interest method) of the original issue discount.

    INCOME TAXES - The net income or loss of the Partnerships is included in determining the net income of their partners which have the responsibility to pay any related income taxes.

ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES
NOTES TO COMBINED FINANCIAL STATEMENTS
Years ended December 31, 1994, 1993 and 1992

3.  RCPI MORTGAGE LOAN

    Rockefeller Center Properties, Inc. (RCPI), a real estate investment trust
    (REIT), used the net proceeds of its initial public offerings to make a $1.3 billion participating mortgage loan (the Loan) to the Partnerships. The net proceeds of the offerings totaled $1,233,752,000 and were loaned to the Partnerships on September 19, 1985, thus creating original issue discount of $66,248,000 with respect to the Loan.

    Prior to the Equity Conversion Date, the Loan provides for specified quarterly Base Interest payments during its remaining term with annualized coupon rates increasing from 7.82% in 1992 to 8.43% in 2000.

    The combination of the varying rates of Base Interest with the amortization of the original issue discount results in an effective annual interest rate approximating 8.51% over the term of the Loan. Through the year 2000, the Loan provides for Additional Interest for each year in which gross revenues (as defined) of the Property exceed $312.5 million. Additional Interest is to accrue in an amount equal to the sum of (i) 31.5% of the excess over $312.5 million plus (ii) $42.95 million. Through December 31, 1994, no Additional Interest has been accrued. In accordance with an Internal Revenue Service private letter ruling, effective as of October 26, 1990, the formula used to calculate additional interest was revised. The revised formula is intended to provide the REIT with the same amount of additional interest as it would have received had the NBC transaction (see Note 5) been a gross (as opposed to a net) rent transaction.

    Under the revised formula for determination of additional interest, actual gross revenues are increased by the amount of any real estate taxes and operating expenses payable by a tenant to a third party (e.g., to New York City or the provider of the services) instead of to the Partnerships. Gross revenues are also increased to include any rent credits NBC receives for capital improvements which qualify toward the Partnerships' obligation to make $197,618,000 of capital improvements to the Property. Under the revised formula, it is estimated that 1994 gross revenues for the purpose of computing additional interest would have been $229.2 million.

    In connection with the Loan, RCPI has been granted an option, exercisable on the Equity Conversion Date (the Equity Option), to convert the outstanding principal amount of the Loan into a 71.5% equity interest in the partnership (representing the combination of RCP and Associates) then owning the Property. There is no scheduled amortization of the Loan prior to the Equity Conversion Date.

ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES
NOTES TO COMBINED FINANCIAL STATEMENTS
Years ended December 31, 1994, 1993 and 1992

   In the event that the Equity Option is not exercised, the Loan will mature in a single installment on December 31, 2007, will bear interest (after 2000) equal to the London Interbank Offered Rate (LIBOR) plus a spread of as much as 1%, and can be prepaid at the option of the Partnerships (or successor partnership) at 100% of its principal amount plus accrued interest, if any.

   As of December 31, 1994, the Loan is secured by leasehold mortgages in the aggregate amount of approximately $1.3 billion. Through September 6, 1994, the Loan was secured by a recorded mortgage in the amount of approximately $44.8 million and an unrecorded mortgage in the amount of approximately $1,255.2 million. The Loan is further secured by a recorded Assignment of Rents pursuant to which the Partnerships have assigned to RCPI, as security for repayment of the Loan, the Partnerships' rights to collect certain rents with respect to the Property.

   The Loan Agreement requires the Partnerships to maintain a standby, irrevocable letter of credit, or to deposit with a trustee either cash or specified types of collateral of an equivalent fair market value (collectively, "Security"). This Security supports the Partnerships' payment of Base Interest due on the Loan. Letters of credit in favor of RCPI have been obtained by RGI to satisfy this requirement.

   During 1992, RCPI entered into a Stipulation and Agreement of Settlement in settlement of a class action suit brought against RCPI. Under the terms of this agreement, the Security was increased from $126 million to $200 million until December 31, 1994. On January 1, 1995, the level of Security reverted to the level originally required to be maintained under the Loan Agreement, which is $70.4 million. This amount will be further reduced to $50 million on April 1, 1995. As additional security for the Loan, 100,000 square feet of development rights associated with Rockefeller Center were added to the Loan.

   The Loan Agreement also contains covenants with respect to the operation and maintenance of the Property and limitations on the Partnerships' right to dispose of the Property and incur debt or liens.

   As noted above, the Loan has many unusual characteristics including the lack of principal amortization, a variable interest rate, and the Property's unique commercial, historic, and aesthetic attributes. While in the past the Partnerships have estimated that the Loan's carrying value approximated its fair value, continued volatility in both interest rates and the New York commercial real estate market have resulted in a conclusion by the Partnerships that only an investment banker, appraiser, or similar expert could make an appropriate evaluation at this time. The Partnerships have declined to incur the significant expense for an appraisal. Accordingly, it is not practicable at this time for the Partnerships to estimate the fair value of the Loan.

ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES
NOTES TO COMBINED FINANCIAL STATEMENTS
Years ended December 31, 1994, 1993 and 1992

   Certain leases grant tenants the right to reduce or offset rent payable if the Partnerships breach certain obligations under the leases, including the funding of tenant improvements and other items. An amendment to the Loan agreement dated February 22, 1994 requires RGI to provide additional collateral security in connection with these leases. The minimum security amount, which at any time is equal to 50% of the excess of the tenants' right to offset rent over $37.5 million, is required to be placed in an escrow account. At December 31, 1994, these obligations totaled $39.3 million, resulting in a minimum security amount of $907,000.

4. FINANCIAL CONDITION AND OUTLOOK

   The Partnerships have experienced significant cash shortfalls and, based upon management's projections, will continue to experience significant cash shortfalls through the Equity Conversion Date. These cash shortfalls have occurred primarily as a result of changes in the real estate market from levels anticipated when the Loan was initiated.
   These factors include lower rental rates, greater rent abatements granted to tenants upon initiation or renewal of lease commitments, and higher other expenditures associated with obtaining new and renewal tenants. These cash flow conditions have made it unlikely that the Partnerships will be able to fulfill all financial commitments to RCPI for the foreseeable future from their own resources.

   The Partnerships do not have a commitment from the Partners to fund these cash shortfalls.

   These conditions raise substantial doubt about the Partnerships' ability to continue as going concerns. The combined financial statements of the Partnerships do not contain any adjustments to reflect the possible future effects from the outcome of this uncertainty.

   On September 6, 1994, RCPI, citing material adverse changes with respect to the financial condition of the Partnerships, perfected their lien by recording the $1,255.2 million previously unrecorded portion of the Loan at the Partnerships' expense. The mortgage recording taxes totaled $34.5 million. Funds to pay these taxes were loaned to the Partnerships by RGI.

5.  NBC TRANSACTION

    National Broadcasting Company, Inc. (NBC) leases approximately 1.3 million square feet of space in three Rockefeller Center buildings (the GE Building, the Studio Building, and the GE West Building).

    Under agreements signed in 1988, the NBC lease has been extended to the year 2022. Through 1997, NBC will continue to pay rent on the basis of its prior lease. The agreements, however, provide that, prior to 1997, NBC will have the right to directly pay a portion of the operating expenses and real estate taxes on its leased space and reduce its lease payments accordingly.

ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES
NOTES TO COMBINED FINANCIAL STATEMENTS
Years ended December 31, 1994, 1993 and 1992

    From 1997 to 2022, NBC will pay rent at fixed rates varying according to the types of space involved (such as office or studio) and location within the three buildings. This rent, which will increase by 15% in 2007 and again in 2017, has been determined on a "net" basis, that is, without including amounts normally payable with regard to real estate taxes and operating expenses. Further, NBC has options for one 10-year renewal period and one 9-year and five-month renewal period, at net rents determined according to then fair market rental value. At NBC's option, the first renewal period can be split into two renewal periods, the first of three years and the second of seven years.

    The agreements also grant to NBC options to lease, beginning in 1994, up to approximately 910,000 square feet of office space in the GE Building which is currently leased to other tenants. To date, NBC has exercised its right to lease 108,000 square feet at a fixed net rate, increasing by 15% in 2007 and again in 2017. The remaining 802,000 square feet will be offered to NBC for lease at then fair market net rental rates.

    The transaction was structured to accommodate arrangements between New York City and NBC for certain financial assistance in connection with the project. The three affected buildings were subjected to a condominium regime, and the NBC occupied areas were conveyed to the City's Industrial Development Agency (IDA) for nominal consideration. These areas were then leased back to the Partnerships at nominal rents, with NBC becoming a subtenant of the Partnerships. Upon the expiration of the period of City benefits, ownership will revert to the Partnerships. IDA ownership is a technical structuring required to effectuate the transaction and will have no economic effect upon the Partnerships.

6.  RELATED PARTY TRANSACTIONS

    RGI and affiliates occupy approximately 2% of the total rentable space within the Property. The terms of the leases with RGI provide for an annual base rent of approximately $4,402,000.

    The Property includes Radio City Music Hall and the land on which it is situated. Radio City Music Hall is operated by an RGI affiliate which pays a nominal rent for this facility and is responsible for paying all costs (including real estate taxes) related to its operation.

    The Property includes a six-story parking garage. The garage is leased to Rockefeller Center Management Corporation (RCMC) for an annual base rent of approximately $2,300,000.

    Rental revenue in the accompanying combined statements of operations and partners' capital deficiency included $8,223,000, $7,778,000, and $7,712,000 earned during 1994, 1993, and 1992, respectively, under the terms of the above mentioned leases. In addition to the base rent, the rental revenue includes $1,521,000, $1,544,000, and $1,572,000 in 1994, 1993, and 1992,
    respectively, relating to their proportionate share of increases in certain costs and expenses of the Property.

ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES
NOTES TO COMBINED FINANCIAL STATEMENTS
Years ended December 31, 1994, 1993 and 1992

    Under the terms of a management agreement, RCMC provides management and administrative services for the Property. During 1994, 1993, and 1992, RCMC charged the Partnerships $2,636,000, $2,579,000, and $2,491,000,
    respectively, in management fees under the terms of this agreement.

    This management agreement also allows RCMC to receive commissions with respect to leases negotiated within the Property, including overrides when another broker is the procuring broker. During 1994, 1993, and 1992, RCMC earned $22,389,000, $2,888,000, and $1,563,000 in commissions for leases negotiated within the Property. Cushman & Wakefield, Inc., an RGI subsidiary, was paid $1,673,000, $571,000, and $138,000 in leasing commissions by the Partnerships during 1994, 1993, and 1992, respectively.

    Under the terms of a franchise agreement with RCMC (as agent for the Partnerships), Rockefeller Group Telecommunications Services, Inc., a subsidiary of RGI, is permitted to provide shared telecommunication services to tenants within the Property. No fees are paid to the Partnerships relating to the right to provide these services. The Partnerships have committed to pay for certain of the capital additions associated with providing these services up to an aggregate of $13,000,000. During 1994, 1993, and 1992, the cost of capital additions borne by the Partnerships approximated $1,153,000, $658,000, and $451,000, respectively. Total expenditures through December 31, 1994 approximated $9,588,000.

    The Partnerships participate in a cash management system under which their funds, together with the funds of other related companies, are managed by a subsidiary of RGI. At December 31, 1994, 1993, and 1992, the balances due to RGI affiliates include $269,475,000, $125,388,000, and $79,141,000, respectively, of interest-free overdrafts in the cash management system.

    Salaried employees of the Partnerships participate in the defined benefit pension plan maintained by RGI. Accordingly, the Partnerships were charged their proportionate share of RGI's pension cost which aggregated $574,000, $489,000, and $423,000 in 1994, 1993, and 1992, respectively. The hourly employees of the Partnerships are covered by multi-employer sponsored defined contribution plans. The contributions to these plans in 1994, 1993, and 1992 aggregated $1,332,000, $1,370,000, and $1,326,000, respectively.

    The Partnerships provide certain health care and life insurance benefits for current and retired salaried employees through plans maintained by RGI. Accordingly, the Partnerships were charged their proportionate share of RGI's health care and life insurance costs which aggregated $1,150,000, $1,725,000, and $1,524,000 in 1994, 1993, and 1992, respectively.

7.  LOANS PAYABLE TO RGI

    The Loan with RCPI (see Note 3) provides that, if the cumulative cost of capital improvements made by the Partnerships is in excess of specified amounts contained in the agreement for any

ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES
NOTES TO COMBINED FINANCIAL STATEMENTS
Years ended December 31, 1994, 1993 and 1992

    calendar year, the excess amount is deemed a renewable one-year loan from RGI to the Partnerships for the next calendar year. The cumulative amount of excess capital improvements totaled $126,681,000, $122,934,000, and $107,477,000 at December 31, 1994, 1993, and 1992, respectively.

    These excess capital improvement loans accrue interest at 80% of the prime rate, compounded quarterly. Loans for the cumulative excess capital improvements existing at the end of the preceding year do not begin to earn interest until the beginning of the following year. Unpaid interest is added to the principal balance and also earns interest at 80% of the prime rate, compounded quarterly. The cumulative amount of unpaid interest totaled $34,034,000, $26,720,000, and $20,467,000 at December 31, 1994,
    1993, and 1992, respectively.

    The loan principal and accumulated interest are due and payable following the Equity Conversion Date, December 31, 2000. If RCPI exercises its conversion option to acquire a 71.5% equity interest in the partnership then owning the Property, the loans payable to RGI become the obligation of the partnership having RCPI as a 71.5% partner and cease to be the sole obligation of the prior partner group.

8.  COMMITMENTS AND CONTINGENCIES

    As of December 31, 1994, the Partnerships had approximately $54.4 million of outstanding commitments to reimburse certain tenants for improvements to leased premises. It is expected that these improvements will be completed during 1995. Additional commitments are expected to arise as new leases are signed.

    As required by the Loan Agreement, the Partnerships are committed to make certain capital improvements totaling $197.6 million prior to December 31, 2000. Qualifying capital expenditures through December 31, 1994 approximated $215.7 million, of which $168.4 million satisfy the $197.6 million requirement.

9.  TENANT LEASING ARRANGEMENTS

    Other than the NBC lease (see Note 5), the Partnerships lease to tenants office, retail, and storage space in the Property through non-cancelable operating leases expiring principally over the next 21 years. The leases require fixed minimum monthly payments over their terms and provide for adjustments to rent for the tenants' proportionate share of changes in certain costs and expenses of the Property. Certain retail leases also provide for additional rent which is based upon a percentage of sales of the lessee.

ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES
NOTES TO COMBINED FINANCIAL STATEMENTS
Years ended December 31, 1994, 1993 and 1992

    The following is a schedule of minimum future rentals on non-cancelable operating leases as of December 31, 1994:



   Year ending December 31,
   ------------------------

     1995                                        $  164,557,000
     1996                                           149,005,000
     1997                                           148,079,000
     1998                                           157,655,000
     1999                                           153,138,000
     Later years                                  1,781,050,000
                                                 --------------
        Total minimum future rentals             $2,553,484,000
                                                 --------------
                                                 --------------



     As a result of lease incentives, the actual cash flow may vary significantly from the amounts presented above.

10.  CASH FLOWS FROM CHANGES IN CERTAIN ASSETS AND LIABILITIES

     The cash flows from changes in certain assets and liabilities of the Company as of December 31, 1994, 1993, and 1992 are as follows:



                                          1994          1993           1992
                                          ----          ----           ----

 Decrease in accounts receivable        $316,000      $856,000     $4,104,000
 (Increase) decrease in other current
   and non-current assets               (509,000)      669,000       (207,000)
 (Decrease) increase in accounts
   payable and accrued expenses       (3,338,000)    8,146,000     (5,948,000)
                                      ----------    ----------     ----------
                                     ($3,531,000)   $9,671,000    ($2,051,000)
                                      ----------    ----------     ----------
                                      ----------    ----------     ----------
