Form 10-Q
ROCKEFELLER CENTER PROPERTIES INC
filed 1995-05-22
CIK 773652

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------    ---------------

Commission file number 1-8971
                       ------


                       Rockefeller Center Properties, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                      13-3280472
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


               1270 Avenue of the Americas, New York, N.Y.  10020
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 698-1440
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                 Outstanding at May 12, 1995
----------------------------                   ---------------------------
Common Stock, $.01 par value                           38,260,704

                       ROCKEFELLER CENTER PROPERTIES, INC.



          INDEX                                                           PAGE
PART I--FINANCIAL INFORMATION                                             ----
-----------------------------

     ITEM 1.   Financial Statements

     The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring items except as described in Note 1) necessary for a fair presentation have been included.

          Balance Sheets as of March 31, 1995 (unaudited)
          and December 31, 1994                                              3

          Statements of Operations for the quarters ended
          March 31, 1995 and 1994 (unaudited)                                4

          Statements of Cash Flows for the quarters ended
          March 31, 1995 and 1994 (unaudited)                                5

          Notes to Financial Statements (unaudited)                          6

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          11

               Supplemental information provided by the Borrower            22

PART II--OTHER INFORMATION                                                  24

SIGNATURES                                                                  25

PART I--FINANCIAL INFORMATION
     ITEM 1.  Financial Statements

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                 BALANCE SHEETS
                                ($ in thousands)

                                                                                        MARCH 31, 1995     DECEMBER 31, 1994
                                                                                        --------------     -----------------
ASSETS                                                                                   (UNAUDITED)

Loan receivable and interest receivable                                                   $1,300,226          $1,300,220
Deferred debt issuance costs, net                                                             15,920              16,709
Cash and cash equivalents                                                                     17,518               2,897
Other assets                                                                                     294                 169
                                                                                          ----------          ----------
                                                                                          $1,333,958          $1,319,995
                                                                                          ----------          ----------
                                                                                          ----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Current coupon convertible debentures due 2000                                   $  213,170          $  213,170
         Zero coupon convertible debentures due 2000, net of
           unamortized discount of $251,170 and $259,322                                     335,015             326,863
         Floating rate notes due 2000                                                        150,000             150,000
         14% Debentures due 2007, net of
           unamortized discount of $4,549 and $4,639                                          70,451              70,361
         Distributions payable to stockholders                                                 5,739
         Accrued interest payable                                                             46,581              37,338
         Stock appreciation rights                                                             7,045               2,611
         Accounts payable and accrued expenses                                                 1,707               2,185
                                                                                          ----------          ----------
                                                                                             829,708             802,528
                                                                                          ----------          ----------

Contingencies

Stockholders' equity:
         Common stock $.01 par value:
           150,000,000 shares authorized,
           38,260,704 shares issued and outstanding                                              383                 383
         Additional paid-in capital                                                          707,545             707,545
         Distributions to stockholders in excess
           of net income                                                                    (203,678)           (190,461)
                                                                                          ----------          ----------

                              Total stockholders' equity                                     504,250             517,467
                                                                                          ----------          ----------
                                                                                          $1,333,958          $1,319,995
                                                                                          ----------          ----------
                                                                                          ----------          ----------



                        SEE NOTES TO FINANCIAL STATEMENTS

                       ROCKEFELLER CENTER PROPERTIES, INC.
                            STATEMENTS OF OPERATIONS
                     ($ in thousands except per share data)
                                   (UNAUDITED)


                                                    QUARTERS ENDED MARCH 31,
                                                       1995           1994
                                                     -------        -------

Revenues:
     Loan interest income                            $20,339 (1)    $27,030
     Short term investment and portfolio income          107            240
                                                     -------        -------
                                                      20,446         27,270
                                                     -------        -------

Expenses:
     Interest expense:
     Current coupon convertible debentures             5,618          5,495

     Zero coupon convertible debentures                8,152          7,396
     14% Debentures                                    2,750
     Floating rate notes                               4,845
     Commercial paper and other                                       6,381
                                                     -------        -------
                                                      21,365         19,272

     General and administrative                        1,276          1,155
     Amortization of deferred debt issuance costs        849            176
     Stock appreciation rights                         4,434
                                                     -------        -------
                                                      27,924         20,603
                                                     -------        -------

Net (loss) income                                    ($7,478)        $6,667
                                                     -------        -------
                                                     -------        -------

     Net (loss) income per share                      ($0.20)         $0.17
                                                     -------        -------
                                                     -------        -------

(1) Loan interest income for the quarter ended March 31, 1995 is presented on a cash basis, see Note 1.



                        SEE NOTES TO FINANCIAL STATEMENTS

                       ROCKEFELLER CENTER PROPERTIES, INC.
                            STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (UNAUDITED)


                                                                                                             QUARTERS
                                                                                                          ENDED MARCH 31,
                                                                                                        1995           1994
                                                                                                       -------        -------

Cash flows from operating activities:
         Loan interest received                                                                        $20,339        $19,674
         Short term investment, portfolio and other interest income received                               102            597

         Interest paid on floating rate notes                                                           (3,881)
         Interest paid on commercial paper and other                                                                   (5,176)
         Payments for accounts payable, accrued expenses and other assets                               (1,939)        (1,037)
                                                                                                       -------        -------
              Net cash provided by operating activities                                                 14,621         14,058
                                                                                                       -------        -------
Cash flows from investing activities:
         Portfolio maturities and redemptions                                                                           3,300
                                                                                                       -------        -------
              Net cash provided by investing activities                                                      0          3,300
                                                                                                       -------        -------
Cash flows from financing activities:
         Maturities of commercial paper, net                                                                          (17,484)
                                                                                                       -------        -------
              Net cash used in financing activities                                                          0        (17,484)
                                                                                                       -------        -------
Net increase (decrease) in cash                                                                         14,621           (126)
Cash and cash equivalents at the beginning of the period                                                 2,897            252
                                                                                                       -------        -------
Cash and cash equivalents at the end of the period                                                     $17,518           $126
                                                                                                       -------        -------
                                                                                                       -------        -------

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net (Loss) Income                                                                                      ($7,478)        $6,667
Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization of discount:
              Zero coupon convertible debentures                                                         8,152          7,396
              14% Debentures                                                                                89
              Loan receivable                                                                           (1,195)        (1,102)
         Decrease (increase) in interest receivable                                                      1,189         (5,898)
         Decrease in deferred debt issuance costs and other assets, net                                    664            300
         Increase in accrued interest payable and amortized
              unpaid discount on commercial paper                                                        9,244          6,773

         Increase in stock appreciation rights liability                                                 4,434
         Decrease in accounts payable and accrued expenses                                                (478)           (78)
                                                                                                       -------        -------

         Net cash provided by operating activities                                                     $14,621        $14,058
                                                                                                       -------        -------
                                                                                                       -------        -------



                        SEE NOTES TO FINANCIAL STATEMENTS

                       ROCKEFELLER CENTER PROPERTIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION AND PURPOSE
Rockefeller Center Properties, Inc. (the "Company") was formed to permit public investment in a portion of Rockefeller Center. From the proceeds of its offering of Common Stock and the offerings of its Current Coupon Convertible Debentures due 2000 and Zero Coupon Convertible Debentures due 2000 (collectively, the "Convertible Debentures"), the Company made a $1.3 billion convertible, participating mortgage loan to two partnerships, Rockefeller Center Properties and RCP Associates (collectively, the "Borrower"). The partners of the Borrower are Rockefeller Group, Inc. ("RGI") and Radio City Music Hall Productions, Inc. ("RCMHP"), a wholly owned subsidiary of RGI. Mitsubishi Estate Company, Ltd. controls an 80% equity interest in RGI, and Rockefeller Family interests hold the remaining 20%. The Borrower owns the real property interest comprising most of the land and buildings known as Rockefeller Center (the "Property"). In December 1994 the Company issued floating rate notes ("Floating Rate Notes") due December 31, 2000 and 14% debentures ("14% Debentures") due December 31, 2007 and warrants ("Warrants") and stock appreciation rights ("SARs") expiring December 31, 2007, the proceeds from which were used to retire all of its commercial paper borrowings and certain of its interest rate swap agreements.

     STATUS OF THE BORROWER
On May 11, 1995, the two partnerships comprising the Borrower filed for protection in New York under Chapter 11 of the Federal Bankruptcy Code. The Company's only significant source of income is interest received on the mortgage loan from the Borrower. As a result of this filing and until such time as these proceedings have been brought to a conclusion, the Company does not expect to receive interest payments from the Borrower and the Company's ability to enforce its rights under the mortgage loan has been and will be stayed unless and until the Court issues an order permitting the Company to take steps to enforce such rights. The Company cannot predict either the length of time it will take to conclude these proceedings or the ultimate outcome of these proceedings. However, the Company believes that, based on the Company's current cash position and the $50 million of letter of credit support available to it, the Company will be able to service its debts for the near term. Under the terms of the Floating Rate Notes a substantial portion of the proceeds from the $50 million letter of credit support would have to be applied to a mandatory Floating Rate Note prepayment on September 1, 1995 unless the holders agree to exclude these proceeds from the calculation of Net Cash Flow (as defined). The Company also believes that the value of the Property which secures the mortgage loan is sufficient to enable the Company within the near term to obtain longer-term financing to meet future cash needs.

Due to the significant uncertainties created by the Borrower's Chapter 11 filings, the Company has limited recognition of income on the mortgage loan for the quarter ended March 31, 1995 to the cash actually received from the Borrower during this period. The Company believes the carrying value of the mortgage loan at March 31, 1995 ($1.3 billion) approximates the fair value of the mortgage loan based upon the appraised value of the Property according to the most recent appraisal report at December 31, 1994 ($1.25 billion) combined with the $50 million of letter of credit support available to the Company. The Company is unable at the present time to determine what impact, if any, the effect of the Chapter 11 filings would have on the appraised value of the Property. Due to the uncertainties caused by the Borrower's Chapter 11 filings, the Company intends to apply any future cash receipts, including any draw downs on the letter of credit support, to reduce the carrying value of the mortgage loan until these uncertainties are resolved.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                      NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

If the Company were to acquire title to the Property, it would be required to operate the Property and to fund cash shortfalls of the Property. The Company believes that the value of the Property in the hands of the Company would be sufficiently in excess of the Company's obligations (approximately $776 million at March 31, 1995), to enable the Company to obtain sufficient financing to fund cash shortfalls of the Property as well as to satisfy the Company's existing obligations until such time as the Property will become cash flow positive. However, because of the Company's inability to estimate when the Chapter 11 cases will be concluded, what prevailing conditions in the New York real estate market and financial markets might be at such time and the availability or the terms required to obtain any necessary consents of lenders to the Company, no assurance can be given that the Company would have access to sufficient financial resources to fund cash shortfalls of the Property and to meet its other obligations.

The following is a pro forma summary of the Company's statement of operations for the quarter ended March 31, 1995 to illustrate the impact on the Company's results of operations for the quarter then ended if the Borrower had filed for protection under Chapter 11 of the Federal Bankruptcy Code on January 1, 1995 and the Company had received no interest payments for the quarter ended March 31, 1995.


                 ($ in thousands)                    PRO FORMA
                    (unaudited)               STATEMENT OF OPERATIONS

                                                   Quarter ended
                                                  March 31, 1995
                                                  --------------

               Revenues                                 $107
               Expenses                              (27,924)
                                                    --------
               Net loss                             ($27,817)
                                                    --------
                                                    --------
               Net loss per share                     ($0.73)
                                                    --------
                                                    --------


2.   LOAN RECEIVABLE AND INTEREST INCOME
The mortgage loan, which is in the face amount of $1.3 billion, was made pursuant to a Loan Agreement between the Company and the Borrower on September 19, 1985 (as amended, the "Loan Agreement"), and is evidenced by two notes (collectively, as amended, the "Note"). The mortgage loan and interest receivable on the mortgage loan are combined on the Balance Sheet as of March 31, 1995 and a reclassification has been made to the previously reported December 31, 1994 Balance Sheet to combine these items. Payment of the mortgage loan is secured by leasehold mortgages in the aggregate amount of approximately $44.8 million which were assigned to the Company, consolidated, spread and recorded as a first mortgage lien against the entire Property. Through September 6, 1994, the mortgage loan also was secured by an unrecorded mortgage in the amount of approximately $1,255.2 million. On September 6, 1994 the Company recorded this mortgage. The related recording tax was paid by the Borrower. The mortgage loan is further secured by a recorded assignment of rents pursuant to which the Borrower has assigned to the Company, as security for repayment of the mortgage loan, the Borrower's rights to collect certain rents with respect to the Property.

The Company is the beneficiary of standby irrevocable letters of credit in an aggregate amount of $50 million that provide support for, among other things, the Borrower's payment of base interest (as defined) on the mortgage loan.

See Note 1 for discussion of the status of the Borrower.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                      NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

Loan interest income of Rockefeller Center Properties, Inc. for the three months ended March 31, 1994 has been calculated on the basis of the average yield on the Note through December 31, 2000 (the "Equity Conversion Date" and the date at which the mortgage loan would have, if not converted, begun to bear floating rates of interest). Based on the scheduled principal and interest payments the average yield is 8.51% per annum and combines (using the interest method) differing coupon rates of base interest with the amortization of original issue discount applicable to the loan.

3.   DEBT
     CONVERTIBLE DEBENTURES
Interest expense recognized on the Convertible Debentures is based on the average yields to the maturity date, December 31, 2000. The average yields are computed (using the interest method with semiannual compounding) by (1) combining the differing coupon rates on the Current Coupon Convertible Debentures and (2) amortizing the original issue discount related to the Zero Coupon Convertible Debentures. The resulting effective annual interest rates are 9.23% and 10.23% for the Current Coupon and Zero Coupon Convertible Debentures, respectively.

     FLOATING RATE NOTES
Interest expense on the Floating Rate Notes is based on the 90-day London Interbank Offered Rate ("LIBOR") plus 4%. At March 31, 1995 the interest rate in effect was 10.25%. The average interest rate for the three months ended March 31, 1995 was 10.33%. In addition to this interest based upon LIBOR, interest expense on the Floating Rate Notes includes the financial effect associated with interest rate swap agreements used for hedging purposes (see below).

     14% DEBENTURES
Interest expense on the 14% Debentures also includes the straight line amortization of the original issue discount related to the Warrants and SARs through the expiration date of December 31, 2007.

In connection with the issuance of the 14% Debentures in December 1994, the Company separately issued to Whitehall Street Real Estate Limited Partnership V ("Whitehall") 5,349,541 SARs which remain outstanding as of March 31, 1995. The SARs are exchangeable for 14% Debentures or under certain circumstances for Warrants on a one-for-one basis. Each stock appreciation right is exchangeable for a principal amount of 14% Debentures equal to the product of the average daily market prices of the common stock for the 30 consecutive trading days immediately preceding the date of exchange ($6.317 at March 31, 1995) minus the exercise price per share of the Warrants into which the SARs are exchangeable ($5 per Warrant) times the number of Warrants into which the SARs are exchangeable (5,349,541). The SARs would be automatically exchanged for Warrants on a one-for-one basis following adoption and filing of an amendment to the Certificate of Incorporation which would permit the holders of the SARs to own in excess of 9.8% of the outstanding shares of the Company's stock and adoption of any necessary Board resolutions. Upon such exchange, the SARs liability would be reclassified to paid-in capital, requiring no further adjustments to future earnings.

Due to the increase in the market price of the Company's stock during the quarter ended March 31, 1995, the Company was required to increase its SARs liability and record a current noncash charge to earnings of $4,434,000 in the first quarter of 1995. The Company is required to make adjustments to earnings for the difference between the aggregate principal amount of 14% Debentures issuable upon exchange of the SARs (SARs liability) and the value at which the SARs liability is carried by the Company.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                      NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

     INTEREST RATE SWAP AGREEMENTS
In connection with its issuance of commercial paper (subsequently replaced with Floating Rate Notes and 14% Debentures) and its portfolio of investment securities which was liquidated in 1993 and 1994, the Company entered into interest rate swap agreements with financial institutions that were intended either to fix a portion of the Company's interest rate risk on floating rate debt ("Liability Swaps"), or to fix the yield on its floating rate portfolio securities ("Asset Swaps"). Under the Liability Swaps, the Company pays a fixed rate of interest semi-annually and receives a variable rate of interest semi-annually based on 180-day LIBOR. Under the Asset Swaps, the Company received a fixed rate of interest semi-annually and paid a variable rate of interest quarterly based on 90-day LIBOR. In connection with the issuance of the Floating Rate Notes and 14% Debentures in December 1994, the Company retired all of its Asset Swaps and certain of its Liability Swaps. The amount to be paid or received from interest rate swap agreements is accrued as floating interest rates are reset semi-annually and, through the December 1994 retirement date of the commercial paper borrowings, is included as a component of interest expense on commercial paper and other. Since the retirement of the Company's commercial paper, the Company presents the financial effect of interest rate swaps as a component of interest expense on Floating Rate Notes. Approximately 70% of the Company's exposure to interest rate fluctuations on its Floating Rate Notes was hedged by interest rate swaps at March 31, 1995. The $105,000,000 notional amount of Liability Swaps outstanding at March 31, 1995 represents three contracts, each expiring during 1998.

The net notional principal, weighted average interest rate of net swaps outstanding and annualized net payment relating to interest rate swap contracts, as of March 31, 1995 and 1994 are as follows:


                                                     1995           1994
                                                ------------   ------------

          Net notional principal                $105,000,000   $245,000,000
                                                ------------   ------------
                                                ------------   ------------

          Weighted average interest rate
            of net swaps outstanding                   3.40%         6.345%
                                                ------------   ------------
                                                ------------   ------------

          Annualized net payment                  $3,570,000    $15,545,000
                                                ------------   ------------
                                                ------------   ------------


The current settlement value of all swaps outstanding at March 31, 1995, based on information supplied by the counterparties to the swap contracts, was a liability for the Company of approximately $7.7 million as compared to $42 million at March 31, 1994. Generally, the net settlement value would decrease with an increase in LIBOR rates and would increase as a result of a decrease in LIBOR rates.

4.   NET INCOME PER SHARE AND DISTRIBUTIONS
Net income (loss) per share is based upon 38,260,704 average shares of Common Stock outstanding during the quarters ended March 31, 1995 and 1994, respectively. For the quarters ended March 31, 1995 and 1994, fully diluted net income (loss) per share is not presented since the effect of the assumed conversion of the Convertible Debentures, Warrants and SARs would be anti-dilutive.

On March 16, 1995 the Company declared a quarterly dividend of $0.15 per share, which was paid on April 24, 1995 to stockholders of record at the close of business on April 6, 1995.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                      NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

5.   LEGAL MATTERS
On January 23, 1995, Bear, Stearns & Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation commenced an action against the Company in the Supreme Court of New York, County of New York. The plaintiffs allege that the Company breached a contract relating to the plaintiff's provision of investment banking services to the Company. The plaintiffs seek $5,062,500 in damages, plus costs, attorneys' fees and interest. The case is in the initial pleading stage. The Company is vigorously contesting the plaintiffs' allegations and on February 15, 1995, counsel to the Company filed a notice of a motion for an order dismissing the complaint for failure to state a cause of action and granting such other and further relief as the Court deems just and proper. The Company does not expect the outcome of this litigation to have a material effect on the financial condition of the Company.

On May 11, 1995 the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York as described in Note 1.

6.   SUMMARIZED FINANCIAL INFORMATION
Summarized financial information concerning the results of operations of the Property provided by the Borrower is presented below:


                                                       ($ in thousands)
                                                         (unaudited)
                                                   Quarters ended March 31,
                                                     1995           1994
                                                     ----           ----

          Gross Revenue                              $52,647        $55,248
                                                     -------        -------
          Less:
              Operating expenses                     (40,305)       (40,053)
              Interest expense, net                  (31,007)       (28,954)
                                                     -------        -------

          Net loss                                  ($18,665)      ($13,759)
                                                     -------        -------
                                                     -------        -------


                       ROCKEFELLER CENTER PROPERTIES, INC.
                 ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES--THE COMPANY
The discussion below relates primarily to the Company's financial condition and results of operations for the first three months of 1995. Investors are encouraged to review the financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1994 contained in the Annual Report for 1994 for a more complete understanding of the Company's financial condition and results of operations.

The primary source of liquidity for the Company is interest income received on its mortgage loan to two partnerships (collectively, the "Borrower"). The mortgage loan is secured by leasehold mortgages in the aggregate amount of approximately $44.8 million which were assigned to the Company, consolidated, spread and recorded as a first mortgage lien against the entire property ("Property"). Through September 6, 1994, the mortgage loan also was secured by an unrecorded mortgage in the amount of approximately $1,255.2 million. On September 6, 1994 the Company recorded this mortgage. The related recording tax was paid by the Borrower. The mortgage loan is further secured by a recorded assignment of rents pursuant to which the Borrower has assigned to the Company, as security for repayment of the mortgage loan, the Borrower's rights to collect certain rents with respect to the Property.

     STATUS OF THE BORROWER
On May 11, 1995, the two partnerships comprising the Borrower filed for protection in New York under Chapter 11 of the Federal Bankruptcy Code. The Company's only significant source of income is interest received on the mortgage loan from the Borrower. As a result of this filing and until such time as these proceedings have been brought to a conclusion, the Company does not expect to receive interest payments from the Borrower and the Company's ability to enforce its rights under the mortgage loan has been and will be stayed unless and until the Court issues an order permitting the Company to take steps to enforce such rights. The Company cannot predict either the length of time it will take to conclude these proceedings or the ultimate outcome of these proceedings. However, the Company believes that, based on the Company's current cash position and the $50 million of letter of credit support available to it, the Company will be able to service its debts for the near term. Under the terms of the Floating Rate Notes a substantial portion of the proceeds from the $50 million letter of credit support would have to be applied to a mandatory Floating Rate Note prepayment on September 1, 1995 unless the holders agree to exclude these proceeds from the calculation of Net Cash Flow (as defined). The Company also believes that the value of the Property which secures the mortgage loan is sufficient to enable the Company within the near term to obtain longer-term financing to meet future cash needs.

Due to the significant uncertainties created by the Borrower's Chapter 11 filings, the Company has limited recognition of income on the mortgage loan for the quarter ended March 31, 1995 to the cash actually received from the Borrower during this period. The Company believes the carrying value of the mortgage loan at March 31, 1995 ($1.3 billion) approximates the fair value of the mortgage loan based upon the appraised value of the Property according to the most recent appraisal report at December 31, 1994 ($1.25 billion) combined with the $50 million of letter of credit support available to the Company. The Company is unable at the present time to determine what impact, if any, the effect of the Chapter 11 filings would have on the appraised value of the Property. Due to the uncertainties caused by the Borrower's Chapter 11 filings, the Company intends to apply any future cash receipts, including any draw downs on the letter of credit support, to reduce the carrying value of the mortgage loan until these uncertainties are resolved.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                 ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

If the Company were to acquire title to the Property, it would be required to operate the Property and to fund cash shortfalls of the Property. The Company believes that the value of the Property in the hands of the Company would be sufficiently in excess of the Company's obligations (approximately $776 million at March 31, 1995), to enable the Company to obtain sufficient financing to fund cash shortfalls of the Property as well as to satisfy the Company's existing obligations until such time as the Property will become cash flow positive. However, because of the Company's inability to estimate when the Chapter 11 cases will be concluded, what prevailing conditions in the New York real estate market and financial markets might be at such time and the availability or the terms required to obtain any necessary consents of lenders to the Company, no assurance can be given that the Company would have access to sufficient financial resources to fund cash shortfalls of the Property and to meet its other obligations.

During the three months ended March 31, 1995 and 1994, cash generated from interest income on the mortgage loan was $20,339,000 and $19,674,000, respectively. The mortgage loan agreement, enforcement of which is stayed, unless and until the Court orders otherwise, during the pendency of the Borrower's Chapter 11 cases, provides for base interest to be paid by the Borrower in accordance with a schedule requiring the Borrower to pay on November 30 of each year that portion of the base interest payment due for the whole year equal to the interest that is payable during such year with respect to the Current Coupon Convertible Debentures of the Company due 2000 and the remainder quarterly on February 28, May 31, August 31 and November 30 of each such year. Following is the schedule of the rate of base interest and the amount of base interest payments contemplated by the loan agreement in each of the following years ending December 31:


              Rate        Amount                      Rate        Amount
              ----        ------                      ----        ------

     1995    8.390%    $109,070,000          1998    8.410%    $109,330,000
     1996    8.400%     109,200,000          1999    8.420%     109,460,000
     1997    8.410%     109,330,000          2000    8.430%     109,590,000


The mortgage loan also provides for Additional Interest (as defined therein) to be earned by the Company under certain circumstances. For each year through 2000 in which Gross Revenues (as defined therein) of the Property exceed
$312.5 million, Additional Interest would accrue in an amount equal to the sum of (i) 31.5% of such excess plus (ii) $42.95 million and would be payable currently only to the extent of available cash of the Borrower. If cash were not available, the payment of Additional Interest would be deferred (without interest) until December 31, 2000 (the "Equity Conversion Date," the date at which the mortgage loan is convertible at the Company's option) or such earlier time as cash became available. No Additional Interest has been earned by the Company to date. Based on present conditions in the Midtown Manhattan rental market, the Company does not currently expect that it would earn Additional Interest even if the Borrower's reorganization proceedings were terminated.

Short term investment, portfolio and other interest income received during the three months ended March 31, 1995 and 1994 was $102,000 and $597,000, respectively. The decrease in short term investment, portfolio and other interest income received of $495,000 was due to portfolio sales and maturities during 1994, the proceeds from which were used to reduce the Company's short term debt during 1994. This decrease in portfolio income was offset by interest received on invested funds during the first three months of 1995. The Company's short term investments are highly liquid and have the highest credit rating with a maturity of less than three months.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                 ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

The following schedule presents the components of commercial paper and other interest paid during the period shown.


                                                       Three Months
                                                      Ended March 31,
                                                          1994
                                                       ----------

         Interest rate swap agreements                 $2,350,000
         Commercial paper (including commercial
           paper fees and expenses)                     2,826,000
                                                       ----------
                                                       $5,176,000
                                                       ----------
                                                       ----------


As discussed in Note 3 to the Financial Statements, the annualized payment relating to the $105,000,000 notional principal of the interest rate swaps outstanding at March 31, 1995 was $3,570,000. This amount may change during the remainder of 1995 and in subsequent years, as the floating rates receivable are periodically reset.

On December 29, 1994 the Company issued $150,000,000 of floating rate notes ("Floating Rate Notes") and $75,000,000 of 14% debentures ("14% Debentures") and warrants ("Warrants") and stock appreciation rights ("SARs"). Interest payments on the Floating Rate Notes are made quarterly on March 1, June 1, September 1 and December 1 of each year. The Company paid $2,723,000 of interest on the Floating Rate Notes and $1,158,000 of interest on its swap agreements for a total of $3,881,000 paid in floating rate interest during the three months ended March 31, 1995. Interest on the 14% Debentures is payable semi-annually on June 2 and December 2, of each year.

Coupon payments on outstanding Current Coupon Convertible Debentures are made annually on December 31. The interest rate payable on the $213,170,000 Current Coupon Convertible Debentures outstanding as of March 31, 1995 is 13% per annum and, assuming no change in the amount of Current Coupon Convertible Debentures outstanding, the interest payment will total $27,712,100 on December 31, 1995. Prior to January 1, 1995 this interest rate was 8% per annum. The Company has not repurchased any of its Convertible Debentures since 1992 and, under the terms of the 14% Debentures and Floating Rate Notes, the Company is not permitted to repurchase any of its Convertible Debentures.

The Company is the beneficiary of standby irrevocable letters of credit in an aggregate amount of $50 million that provide support for, among other things, the Borrower's payment of base interest (as defined) on the mortgage loan.

The Company has executed non-disturbance agreements with tenants that occupy at least a full floor in any of the buildings comprising a part of the Property and certain other tenants upon request. Such agreements provide that in the event of a foreclosure of the mortgage loan, such tenant's possession of space within the Property will not be disturbed so long as such tenant is in compliance with the terms of its lease. In addition, certain of these tenants, under their leases, may offset fixed rent otherwise payable to the Borrower (up to specified maximum amounts) in the event that the Borrower has failed to pay for certain alterations to the leased property as provided for in such tenants' leases. In the event the aggregate amount that all such tenants may offset (the "Rent Offset Amount") exceeds $37.5 million, an agreement with the Borrower (enforcement of which is stayed by the pendency of the Borrower's Chapter 11 cases) contemplates that the Borrower would maintain credit support facilities to provide additional security in an amount equal to at least 50% of the positive excess. As of March 31, 1995, the Company had executed seven rent offset agreements with tenants. The total Rent Offset

                       ROCKEFELLER CENTER PROPERTIES, INC.
                 ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

Amount at such date was $24.9 million which is below the $37.5 million and, accordingly, the Borrower is not required to maintain credit support facilities for this Rent Offset Amount.

RESULTS OF OPERATIONS--THE COMPANY
The Company's principal source of revenue during each of the three-month periods ended March 31, 1995 and 1994 was loan interest income recognized on the mortgage loan. As discussed in Note 1 to the Financial Statements, loan interest income was recognized only to the extent of loan interest actually received during the three-month period ended March 31, 1995. Loan interest income exceeded loan interest received by $7,356,000 during the three-month period ended March 31, 1994. The difference in the period ended March 31, 1994 is attributable partially to the aforementioned schedule of periodic interest payments, partially to the amortization of original issue discount applicable to the mortgage loan and partially to the recognition of interest income on the mortgage loan according to the "interest method" by which interest is calculated on the basis of the average yield on the notes evidencing the mortgage loan through the Equity Conversion Date.

Short term investment and portfolio income for the three months ended
March 31, 1995, decreased by $133,000 or 55.4%, from that of the comparable prior year period as a result of sales and maturities of portfolio securities. The balance of the Company's portfolio of investment securities was sold during the third quarter of 1994, and thus no portfolio income will be earned in 1995.

Interest expense on Current Coupon Convertible Debentures for the three months ended March 31, 1995 increased by $123,000 or 2.2%, over that of the comparable prior year period, principally as a result of the recognition of interest expense according to the effective interest method by which interest is calculated on the basis of the average interest expense on the Current Coupon Convertible Debentures through the maturity date, December 31, 2000.

Interest expense on Zero Coupon Convertible Debentures for the three months ended March 31, 1995 increased by $756,000 or 10.2%, over that of the comparable prior year period, principally as a result of accruals of interest on the increasing accretion of the principal amount of the Zero Coupon Convertible Debentures. Such accruals of interest grow at the annual rate of 10.2%.

Interest expense on the 14% Debentures and Floating Rate Notes, which replaced the short term commercial paper borrowings and retired a portion of the Company's interest rate swap agreements in December 1994, increased by $1,214,000 or 19%, over that incurred on the commercial paper in the comparable prior year period principally due to the increase in interest rates between the first quarters of 1995 and 1994.

Combined interest expense on all debt totaled $21,365,000 and $19,272,000 for each of the three-month periods ended March 31, 1995 and 1994, respectively. These amounts accounted for 76.5% and 93.5% of total expenses in each of the respective periods.

General and administrative expenses for the three months ended March 31, 1995 increased by $121,000, or 10.5%, over that of the comparable prior year period, principally due to increased legal fees.

Amortization of deferred debt issuance costs for the three months ended March 31, 1995 increased by $673,000 or 382.4% due to the increased deferred debt issuance cost relating to the 14% Debentures and Floating Rate Notes issued in December 1994.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                 ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

The Company was required to record a charge to earnings of $4,434,000 for the three months ended March 31, 1995 to adjust the SARs liability to reflect the aggregate principal amount of 14% Debentures that would have been issuable upon exchange of the SARs on March 31, 1995. Until an amendment to the Company's Certificate of Incorporation is adopted and filed and any necessary Board resolutions are adopted which would result in an automatic exchange of SARs for Warrants (see Note 3 to the Financial Statements), the Company will be required to make future adjustments to earnings to reflect the aggregate principal amount of 14% Debentures issuable upon exchange of the SARs based upon the current market price of the Company's stock.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                 ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

THE PROPERTY
The financial information and analysis included in the following discussions of the "Financial Condition and Outlook - The Property", "Results of Operations - The Property", and "Cash Flow - The Property" have been furnished to the Company by the Borrower.

FINANCIAL CONDITION AND OUTLOOK - THE PROPERTY
For the three months ended March 31, 1995, the Property experienced a net cash outflow of $50.7 million consisting of an operating cash deficit of $19 million (including interest payments of $20.3 million to the Company), and disbursements totaling $31.7 million for tenant improvements, capital improvements, and leasing commissions. This amount compared with a net cash outflow of $24.6 million for the three months ended March 31, 1994 which was comprised of a cash outflow from operations totaling $14.3 million (including interest payments of $19.7 million to the Company) and expenditures aggregating $10.3 million for capital and leasing disbursements.

These cash outflows brought the cumulative cash flow shortfall of the Property since 1985 to $623.3 million at March 31, 1995.

On September 6, 1994, the Company, citing material adverse changes with respect to the financial condition of the Borrower, perfected its lien by recording the $1,255.2 million previously unrecorded portion of the mortgage loan at the Borrower's expense. The mortgage recording tax totaled $34.5 million. The funds were loaned to the Borrower by an affiliate of the Borrower.

On May 11, 1995, the Borrower filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code. Since that date, post-petition invoices are being paid by the Borrower as they come due pursuant to a cash collateral order presently authorized by the Court.

FINANCIAL STATEMENT PRESENTATION
The Borrower's financial statements have been prepared on a going concern basis. The financial statements do not contain any adjustments to reflect the possible future effects from the outcome of the uncertainties arising out of the Chapter 11 filings.

RESULTS OF OPERATIONS - THE PROPERTY
The operating results of the Property during the quarter ended March 31, 1995 and 1994 are presented in summary form in the table below:

                       ROCKEFELLER CENTER PROPERTIES, INC.
                 ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)


                                                      ($ In Thousands)
                                                         (Unaudited)
                                                         -----------
                                                      Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                       1995           1994
                                                     -------        -------

Gross revenue:
  Fixed and percentage rents                         $44,102        $37,186
  Operating and real estate tax escalation             4,301         12,290
  Consideration revenues                                 540          1,731
  Sales and service revenues                           3,704          4,041
                                                     -------        -------
                                                      52,647         55,248
                                                     -------        -------
Operating Expenses:
  Real estate taxes                                    9,822         10,558
  Utilities                                            4,769          4,915
  Maintenance and engineering                          7,829          7,539
  Other operating expenses                             9,332          9,474
  Depreciation and amortization                        6,710          5,980
  Management fee                                         678            657
  General and administrative                           1,165            930
                                                     -------        -------
                                                      40,305         40,053
                                                     -------        -------

Operating income before interest                      12,342         15,195

Interest Expense, net                                 31,007         28,954
                                                     -------        -------
Net Loss                                            ($18,665)      ($13,759)
                                                     -------        -------
                                                     -------        -------


The gross revenue of the Property during the quarter ended March 31, 1995 decreased by $2.6 million from the comparable prior-year period. The decrease in gross revenue during the quarter ended March 31, 1995 was primarily a result of decreased operating and real estate tax escalation revenue, lower consideration revenue, and decreased sales and service revenues. These decreases were offset partially by increased fixed and percentage rents related to new leases and lease renewals. The decrease in operating and real estate tax escalation revenue reflects the establishment of new escalation base years in connection with new leases and lease renewals. Consideration revenue consists principally of one-time payments negotiated by tenants for the right to cancel their leases prior to scheduled termination dates.

The following table shows the occupancy rates for the Property at specified dates:


     June 30, 1993       -  93.9%       June 30, 1994      -  96.1%
     September 30, 1993  -  94.1%       October 1, 1994    -  90.4%
     December 31, 1993   -  94.6%       December 31, 1994  -  90.2%
     March 31, 1994      -  95.6%       March 31, 1995     -  90.1%

                       ROCKEFELLER CENTER PROPERTIES, INC.
                 ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

As of March 31, 1995, the occupancy rate was 90.1%. This occupancy level reflected a total of 616,000 square feet of vacant space resulting in large measure from the significant turnover of leases which expired on September 30, 1994. In addition, a total of 597,000 square feet will become available during the remainder of 1995. Releasing the space will represent a significant challenge which may involve high levels of expenditures for tenant work and concessions.

During the three months ended March 31, 1995, 49 leases covering approximately 206,000 square feet of office, retail, and storage space took effect, at net effective annual fixed rents averaging $33.17 per square foot. The net effective annual rental rates for office space, which accounted for approximately 191,000 square feet of the total area leased, averaged $30.73 per square foot. This amount compared to a net effective rental rate of $30.78 per square foot for office space leases which took effect during all of 1994. Net effective annual rental rates reflect the present value of base rental payments less the current and future expenditures for tenant improvements, concessions, and brokerage commissions. The gross rental rates for the office space leases that were concluded and took effect during the three months ended March 31, 1995 averaged $34.43 per square foot (compared with $39.80 per square foot for office space leases which took effect during all of 1994). The actual rate at which each lease was executed depended upon its location within the Property, type of space leased, length of lease term, and other factors. Of the approximately 191,000 square feet of office space leased during the three months ended March 31, 1995, approximately 130,000 square feet represented renewals of existing tenants at an average gross rental rate of $34.10 per square foot. The combined fixed rent and escalation payments prior to lease renewal for these renewing tenants had averaged $28.53 per square foot.

The following table shows selected lease expiration and vacant space information for the Property as of March 31, 1995 and has been furnished to the Company by the Borrower. Actual renewal rents and rental income will be affected significantly by market conditions at the time and by the terms at which the Borrower can then lease space.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                 ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)


                           Number of                         Percentage of
Year                       leases expiring   Area (sq.ft.)   total rentable area
----                       ---------------   ------------    -------------------

1995                                 110          596,678            9.64
1996                                  68          121,519            1.96
1997                                  45           75,708            1.22
1998                                  57          199,459            3.22
1999                                  59          166,906            2.69
2000                                  33          310,030            5.01
2001                                  13           35,956             .58
2002                                  23          136,678            2.21
2003                                  24           84,639            1.37
2004                                  70          387,145            6.25
2005                                  17          264,644            4.28
2006                                  22          144,127            2.33
2007                                   9           72,688            1.17
2008                                  10          165,608            2.68
2009                                  45          479,308            7.74
2010                                   7          109,576            1.77
2012                                   3          256,725            4.15
2013                                   2           59,741             .97
2014                                   6          300,068            4.85
2019                                   1            2,266             .04
2020                                   1           94,595            1.53
2022                                   3        1,283,576           20.74
Space under temporary occupancy      N/A          133,824            2.16
Vacant space                         N/A          615,829            9.95
Space occupied by the Borrower       N/A           92,382            1.49
                                     ---        ---------           -----
                                     628        6,189,675           100.0%
                                     ---        ---------           -----
                                     ---        ---------           -----


During the quarter ended March 31, 1995 the operating expenses of the Property increased by $.3 million or 1% from the comparable prior-year period. This increase was a result of increased charges for depreciation and amortization ($.7 million), higher maintenance and engineering expenses ($.3 million), and increased general and administrative expense ($.2 million). These increases were offset partially by lower real estate taxes ($.7 million), decreased utility costs ($.1 million), and reduced other operating expenses ($.1 million).

Depreciation and amortization charges increased as a result of a higher fixed asset base which included expenditures required by the Loan Agreement, other capital expenditures, and improvements to tenant spaces necessitated by lease commitments. The higher maintenance and engineering expenses were primarily a result of increased heating, ventilation and air-conditioning maintenance and increased engineering labor costs. The increase in general and administrative expense was attributable primarily to an increase in the required provision for doubtful accounts.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                 ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

Lower real estate taxes resulted from a decrease in both the assessed valuation of the Property and New York City property tax rates. Utilities decreased primarily as a result lower steam costs attributable to the mild winter. Other operating expenses decreased as a result of lower costs related to sales of services, offset partially by an increase in protection services.

As a result of the foregoing, operating income before interest for the quarter ended March 31, 1995 decreased by $2.9 million or 19% from the comparable prior-year period.

Interest expense, net during the quarter ended March 31, 1995 increased $2.1 million or 7% as a result of additional loans made to the Borrower by its partners in order to fund certain of the Property's capital improvements together with increased interest expense as a result of the payment of the mortgage recording tax.

CASH FLOW-THE PROPERTY
For the three months ended March 31, 1995, the property experienced an operating cash deficit of $19 million, after payments of interest to the Company of $20.3 million. For the quarter ended March 31, 1994, the Property experienced an operating cash deficit of $14.3 million after payments of interest to the Company totaling $19.7 million. The increase of $4.7 million in the operating cash deficit reflected decreased operating income before interest ($2.9 million), higher levels of net working capital ($1.2 million), and increased interest paid to the Company ($.6 million).

The Borrower also expended funds for capital improvements to the Property, tenant improvements, and leasing commissions as follows:


          (In thousands)                            Quarters ended March 31,
                                                    ------------------------
                                                       1995           1994
                                                     -------        -------

          Capital improvements                       $ 2,792         $2,170
          Tenant improvements                         26,804          2,408
          Leasing commissions
          (including legal fees)                       2,147          5,726
                                                     -------        -------
                                                     $31,743        $10,304
                                                     -------        -------
                                                     -------        -------


The mortgage loan agreement provides for the establishment of loans for the cumulative portion of capital improvements made by the Borrower in excess of amounts specified in the mortgage loan agreement. The cumulative amounts of excess capital improvements totaled $126.7 million and $123 million at March 31, 1995 and 1994, respectively. These excess capital improvement loans are deemed to be made to the Borrower by its partners and bear interest at 80% of the prime rate (as defined), compounded quarterly. Interest charges on excess capital improvement loans are added to the loan principal at the end of each year. At March 31, 1995 and 1994, the amount of excess capital improvement loans (including accrued interest) totaled $160.7 million and $149.7 million, respectively.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                 ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

The letters of credit previously discussed under "Liquidity and Capital Resources-The Company", support the payment of base interest (as defined) on the mortgage loan in the event of cash flow shortfalls from the Property. On January 1, 1995, the level of this support decreased from $200 million to approximately $70 million, and on April 1, 1995, the level of such support decreased to $50 million.

               Supplemental information provided by the Borrower.

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES
                             COMBINED BALANCE SHEETS
                                 (In thousands)


                                                                                             March 31, 1995     December 31, 1994
                                                                                               (UNAUDITED)



ASSETS

Current assets:
  Cash                                                                                                 $3                  $3
  Accounts receivable, less allowance for doubtful accounts of $2,689 and $2,833                    2,822               4,027
  Due from RGI affiliates                                                                             996               1,286
  Prepaid real estate taxes                                                                        10,694
  Other current assets                                                                                541                 856
                                                                                                ---------           ---------
                                                                                                   15,056               6,172
Fixed assets, at cost:
  Land                                                                                            402,419             402,419
  Buildings                                                                                       501,577             499,226
  Furniture, fixtures and equipment                                                                26,862              26,422
                                                                                                ---------           ---------
                                                                                                  930,858             928,067
  Less accumulated depreciation                                                                  (218,028)           (214,035)
                                                                                                ---------           ---------
                                                                                                  712,830             714,032
Deferred renting expenses, less accumulated amortization of $23,378 and $20,659                   118,294              93,735
Lease incentives                                                                                   43,042              31,327
Deferred financing expenses, less accumulated amortization of $2,270 and $1,285                    29,109              30,094
Other assets                                                                                        3,150               2,960
                                                                                                ---------           ---------
  Total assets                                                                                   $921,481            $878,320
                                                                                                ---------           ---------
                                                                                                ---------           ---------

LIABILITIES AND PARTNERS' CAPITAL DEFICIENCY
Current liabilities:
  Accounts payable and accrued expenses                                                           $29,222             $26,848
  Due to RGI affiliates                                                                           326,249             273,778
  Accrued interest payable                                                                          6,928
                                                                                                ---------           ---------
                                                                                                  362,399             300,626
Mortgage payable, net of unamortized original issue discount of $34,868 and $36,101             1,265,132           1,263,899
Loans payable to RGI                                                                              160,715             160,715
Non-current mortgage interest payable                                                              35,141              36,321
Partners' capital deficiency                                                                     (901,906)           (883,241)
                                                                                                ---------           ---------
  Total liabilities and partner's capital deficiency                                             $921,481            $878,320
                                                                                                ---------           ---------
                                                                                                ---------           ---------



               Supplemental information provided by the Borrower.

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                        COMBINED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (UNAUDITED)


                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                                 ----------------------------
                                                                                                   1995                1994
                                                                                                 --------            --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                       ($18,665)           ($13,759)
  Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                                                     6,710               5,980
  Increase in interest payable                                                                     10,661               9,279
  Increase (decrease) in accounts payable and accrued expenses                                      3,423              (4,407)
  Decrease in accounts receivable                                                                   1,205               1,445
  Decrease in other assets                                                                            127                  61
  (Increase) in prepaid real estate taxes                                                         (10,694)            (11,495)
  (Increase) in lease incentives                                                                  (11,714)             (1,429)
                                                                                                 --------            --------

  NET CASH (USED) IN OPERATING ACTIVITIES                                                         (18,947)            (14,325)
                                                                                                 --------            --------

CASH FLOWS (USED) IN INVESTING ACTIVITIES:
  Capital expenditures                                                                             (2,792)             (2,170)
  Deferred expenses paid                                                                          (28,951)             (8,134)
                                                                                                 --------            --------

  NET CASH (USED) IN INVESTING ACTIVITIES                                                         (31,743)            (10,304)
                                                                                                 --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received from RGI affiliates, principally cash management system, net                       50,690              24,629
                                                                                                 --------            --------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        50,690              24,629
                                                                                                 --------            --------

NET CHANGE IN CASH                                                                                      0                   0

CASH, BEGINNING OF PERIOD                                                                               3                   4
                                                                                                 --------            --------

CASH, END OF PERIOD                                                                                    $3                  $4
                                                                                                 --------            --------
                                                                                                 --------            --------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest expense                                                $20,339             $19,674
                                                                                                 --------            --------
                                                                                                 --------            --------


                       ROCKEFELLER CENTER PROPERTIES, INC.
                           PART II.--OTHER INFORMATION

ITEM 1.   Legal Proceedings
          On January 23, 1995, Bear, Stearns & Co., Inc., and Donaldson, Lufkin & Jenrette Securities Corporation commenced an action against the Company in the Supreme Court of New York, County of New York. The plaintiffs allege that the Company breached a contract relating to the plaintiff's provision of investment banking services to the Company. The plaintiffs seek $5,062,500 in damages, plus costs, attorneys' fees and interest. The case is in the initial pleading stage. The Company is vigorously contesting the plaintiffs' allegations and on February 15, 1995 counsel to the Company filed a notice of a motion for an order dismissing the complaint for failure to state a cause of action and granting such other and further relief as the Court deems just and proper. The Company does not expect the outcome of this litigation to have a material effect on its financial condition.

          On May 11, 1995, the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York as described in Note 1 to the Financial Statements.



          Other than the actions described above, the Company is not a party to nor is any of its property the subject of any material legal proceedings or environmental litigation.

ITEM 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits

          (10.1)    Employment contract with Richard M. Scarlata, President
                     and Chief Executive Officer.

          (10.2)    Employment contract with Stephanie Leggett Young, Vice
                     President and Secretary.

          (10.3)    Employment contract with Janet P. King, Vice President
                     and Treasurer.

   (b)    Reports on Form 8-K
          A report on Form 8-K was filed on February 22, 1995, reporting events under Item 5 of Form 8-K.

                       ROCKEFELLER CENTER PROPERTIES, INC.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ROCKEFELLER CENTER PROPERTIES, INC.



Date:  May 22, 1995                By:   /s/ Richard M. Scarlata
                                        -------------------------------------
                                        Richard M. Scarlata
                                        President and Chief Executive Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)