Form 10-Q
period 1995-06-30
ROCKEFELLER CENTER PROPERTIES INC
filed 1995-08-14
CIK 773652

                                                                CONFORMED COPY

                                       FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------

                                          OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 1-8971
                       ------








                        Rockefeller Center Properties, Inc.
                        -----------------------------------
            (Exact name of registrant as specified in its charter)

   Delaware                                                  13-3280472
---------------                                            --------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

               1270 Avenue of the Americas, New York, N.Y 10020
               -------------------------------------------------
              (Address of principal executive offices)(Zip Code)

                                (212) 698-1440
                     --------------------------------
              (Registrant's telephone number, including area code)

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

Yes   X    No
    ----      ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                   Outstanding at August 14, 1995
------------------                              ------------------------------
Common Stock, $.01 par value                                   38,260,704

                        ROCKEFELLER CENTER PROPERTIES, INC.




      INDEX                                                 PAGE
      -----                                                 ----
PART I--FINANCIAL INFORMATION
-----------------------------
ITEM 1.   Financial Statements

The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q.
In the opinion of management, all adjustments (consisting only of normal recurring items except as described in Note 1) necessary for a fair presentation have been included.

   Balance Sheets as of June 30, 1995 (unaudited) and
   December 31, 1994                                              3

   Statements of Operations for the quarters and six months
   ended June 30, 1995 and 1994 (unaudited)                       4

   Statements of Cash Flows for the six months
        ended June 30, 1995 and 1994 (unaudited)                  5

   Notes to Financial Statements (unaudited)                      6

ITEM 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         12

          Supplemental information provided by the Debtors       24

PART II--OTHER INFORMATION                                       27
--------------------------

SIGNATURES                                                       30
----------

PART I--FINANCIAL INFORMATION
          ITEM 1.  Financial Statements



                        ROCKEFELLER CENTER PROPERTIES, INC.
                                  BALANCE SHEETS
                                 ($ in thousands)


                                                              JUNE 30, 1995         DECEMBER 31, 1994
                                                            ----------------       ------------------
                                                               (UNAUDITED)

ASSETS
------
Loan receivable and interest receivable                      $1,250,419             $1,300,220
Deferred debt issuance costs, net                                15,127                 16,709
Cash and cash equivalents                                        50,573                  2,897
Other assets                                                        308                    169
                                                             ----------             ----------
                                                             $1,316,427             $1,319,995
                                                             ----------             ----------
                                                             ----------             ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Current coupon convertible debentures due 2000            $213,170               $213,170
     Zero coupon convertible debentures due 2000, net of
    unamortized discount of $243,018 and $259,322               343,167                326,863
     Floating rate notes due 2000                               150,000                150,000
     14% Debentures due 2007, net of unamortized discount
      of $4,460 and $4,639                                       70,540                 70,361
     Accrued interest payable                                    50,141                 37,338
     Stock appreciation rights                                    1,182                  2,611
     Accounts payable and accrued expenses                        1,795                  2,185
                                                             ----------             ----------
                                                                829,995                802,528
                                                             ----------             ----------

Contingencies

Stockholders' equity:

     Common stock $.01 par value:
      150,000,000 shares authorized,
      38,260,704 shares issued and
      outstanding                                                   383                    383
     Additional paid-in capital                                 707,545                707,545
     Distributions to stockholders in excess
      of net income                                            (221,496)              (190,461)
                                                             ----------             ----------

Total stockholders' equity                                      486,432                517,467
                                                             ----------             ----------
                                                             $1,316,427             $1,319,995
                                                             ----------             ----------
                                                             ----------             ----------


                        SEE NOTES TO FINANCIAL STATEMENTS

                                   ROCKEFELLER CENTER PROPERTIES, INC.
                                       STATEMENTS OF OPERATIONS
                                 ($ in thousands except per share data)
                                              (UNAUDITED)


                                                 QUARTERS ENDED                 SIX MONTHS ENDED
                                                    JUNE 30,                        JUNE 30,

                                               1995          1994              1995         1994
                                              ------        ------            ------       ------
Revenues:
      Loan interest income                          (1)   $27,030            $20,339 (1)   $54,060
      Short term investment and portfolio
       income                                   339           232               446            472
                                            -------        ------          ---------       -------
                                                339        27,262            20,785         54,532
                                            -------        ------          ---------       -------

Expenses:
  Interest expense:
     Current coupon convertible debentures    5,618        5,496            11,236           10,991
     Zero coupon convertible debentures       8,152        7,395            16,304           14,791

     14% Debentures                           2,751                          5,501

     Floating rate notes                      4,682                          9,527

     Commercial paper and other                            6,516                             12,897
                                            -------        ------          ---------       -------

                                             21,203       19,407            42,568           38,679

     General and administrative               1,933        1,128             3,209            2,283
     Amortization of deferred debt
      issuance costs                            883          176             1,732              352
     Reduction in stock appreciation
      rights liability                       (5,862)                        (1,428)
                                            -------        ------          ---------       -------
                                             18,157       20,711            46,081           41,314
                                            -------        ------          ---------       -------

Net (loss) income                          ($17,818)      $6,551          ($25,296)         $13,218
                                            -------        ------          ---------       -------
                                            -------        ------          ---------       -------

Net (loss) income per share                  ($0.46)       $0.17            ($0.66)           $0.35
                                            -------        ------          ---------       -------
                                            -------        ------          ---------       -------

(1) Loan interest income for the quarter and six months ended June 30, 1995 is presented on a cash basis, see Note 1.

                        SEE NOTES TO FINANCIAL STATEMENTS

                               ROCKEFELLER CENTER PROPERTIES, INC.
                                    STATEMENTS OF CASH FLOWS
                                        ($ in thousands)
                                          (UNAUDITED)


                                                                                        SIX MONTHS
                                                                                       ENDED JUNE 30,
                                                                                      1995       1994
                                                                                    --------   --------
Cash flows from operating activities:


       Loan interest received                                                       $20,339    $39,348

       Short term investment, portfolio and other
         interest income received                                                       249        664

       Interest paid on floating rate notes                                          (8,762)
       Interest paid on 14% Debentures                                               (4,521)
       Interest paid on commercial paper and other                                             (13,444)
       Payments for accounts payable, accrued expenses
         and other assets                                                            (3,890)    (2,259)
                                                                                    --------   --------
         Net cash provided by operating activities                                    3,415     24,309
                                                                                    --------   --------
Cash flows from investing activities:

       Draw downs on letter of credit support                                        50,000

       Portfolio maturities and redemptions                                                      3,300
                                                                                    --------   --------
         Net cash provided by investing activities                                   50,000      3,300
                                                                                    --------   --------
Cash flows from financing activities:
       Dividends paid                                                                (5,739)    (6,696)
       Maturities of commercial paper, net                                                     (20,993)
                                                                                    --------   --------
         Net cash used in financing activities                                       (5,739)   (27,689)
                                                                                    --------   --------
Net increase (decrease) in cash                                                      47,676        (80)
Cash and cash equivalents at the beginning of the period                              2,897        252
                                                                                    --------   --------
Cash and cash equivalents at the end of the period                                  $50,573       $172
                                                                                    --------   --------
                                                                                    --------   --------
Reconciliation of Net (Loss) Income to Net Cash Provided by Operating Activities:

Net (loss) income                                                                  ($25,296)   $13,218
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Amortization of discount:
          Zero coupon convertible debentures                                         16,304     14,791
          14% Debentures                                                                179
       Increase in interest receivable and amortization
          of loan receivable discount, net                                             (199)   (14,521)
       Decrease in deferred debt issuance costs and
         other assets, net                                                            1,442        600
       Increase in accrued interest payable and
         amortized unpaid discount on commercial paper                               12,803     10,454
       Decrease in stock appreciation rights liability                               (1,428)
       Decrease in accounts payable and accrued expenses                               (390)      (233)
                                                                                    --------   --------

       Net cash provided by operating activities                                     $3,415    $24,309
                                                                                    --------   --------
                                                                                    --------   --------


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

Due to the significant uncertainties created by the Borrower's Chapter 11 filings, the Company has limited recognition of income on the mortgage loan for the six months ended June 30, 1995 to the cash actually received from the Borrower during this period. The Company believes the carrying value of the mortgage loan at June 30, 1995 ($1.25 billion) approximates the fair value of the mortgage loan based upon the appraised value of the Property according to the most recent appraisal report at December 31, 1994 ($1.25 billion). Appraisals are only estimates of value and should not be relied upon as measures of realizable value because the current market value of a property is not indicative of the value such property may have at any time in the future. The Company is unable at the present time to determine what impact, if any, the Chapter 11 filings will have on the appraised value of the Property. Due to the uncertainties caused by the Borrower's Chapter 11 filings, for accounting purposes the Company intends to apply future cash receipts, if any, from the Borrower to reduce the carrying value of the mortgage loan until these uncertainties are resolved.

If the Company were to acquire title to the Property, it would be required to operate the Property and to fund cash shortfalls of the Property. The Company believes that the value of the Property in the hands of the Company would be sufficiently in excess of the Company's obligations (approximately $830 million at June 30, 1995), to enable the Company to obtain sufficient financing to fund cash shortfalls of the Property as well as to satisfy the Company's existing obligations until such time as the Property will become cash flow positive. However, because of the Company's inability to estimate when the Chapter 11 cases will be concluded, what prevailing conditions in the New York real estate market and financial markets might be at such time and the availability or the terms

                         ROCKEFELLER CENTER PROPERTIES, INC.
                        NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                     (UNAUDITED)

required to obtain any necessary consents of lenders to the Company, no assurance can be given that the Company would have access to sufficient financial resources to fund cash shortfalls of the Property and to meet its other obligations.

The following is a pro forma summary of the Company's statement of operations for the six months ended June 30, 1995 to illustrate the impact on the Company's results of operations for the six months then ended if the Borrower had filed for protection under Chapter 11 of the Federal Bankruptcy Code on January 1, 1995 and the Company had received no interest payments for the six months ended June 30, 1995, excluding the impact of additional interest income and legal fees.


                ($ in thousands)              PRO FORMA
                  (unaudited)             STATEMENT OF OPERATIONS


                                           Six months ended
                                             June 30, 1995
                                             -------------
                  Revenues                        $446
                  Expenses                     (46,081)
                                              --------
                  Net loss                    ($45,635)
                                              --------
                                              --------
                  Net loss per share            ($1.19)
                                              --------
                                              --------

2.       LOAN RECEIVABLE AND INTEREST INCOME
The mortgage loan, which is in the face amount of $1.3 billion, was made pursuant to a Loan Agreement between the Company and the Borrower dated September 19, 1985 (as amended, the "Loan Agreement"), and is evidenced by two notes (collectively, as amended, the "Note"). Following the Borrower's failure to make the interest payment due on May 31, 1995, the Company has drawn down on the $50 million of letters of credit which supported, among other things, payment of the base interest (as defined) on the mortgage loan. Due to the uncertainties caused by the Borrower's Chapter 11 filings, for accounting purposes this $50 million has been applied to reduce the carrying value of the mortgage loan to $1.25 billion. Under the terms of the Floating Rate Notes a substantial portion of the proceeds of these drawings would have to be applied to a mandatory Floating Rate Note prepayment on September 1, 1995 unless the holders otherwise agree. The mortgage loan and interest receivable on the mortgage loan are combined on the Balance Sheet as of June 30, 1995 and a reclassification has been made to the previously reported December 31, 1994 Balance Sheet to combine these items. The Company continues to explore a wide range of strategic alternatives.

See Note 1 for discussion of the status of the Borrower.

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

Loan interest income of Rockefeller Center Properties, Inc. for the six months ended June 30, 1994 has been calculated on the basis of the average yield on the Note through December 31, 2000 (the "Equity Conversion

                         ROCKEFELLER CENTER PROPERTIES, INC.
                        NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                     (UNAUDITED)

Date" and the date at which the mortgage loan would have, if not converted, begun to bear floating rates of interest). Based on the scheduled principal and interest payments the average yield is 8.51% per annum and combines (using the interest method) differing coupon rates of base interest with the amortization of original issue discount applicable to the loan.

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

       FLOATING RATE NOTES
Interest expense on the Floating Rate Notes is based on the 90-day London Interbank Offered Rate ("LIBOR") plus 4%. At June 30, 1995 the interest rate in effect was 10.0625%. The average interest rate for the six months ended June 30, 1995 was 10.26%. In addition to this interest based upon LIBOR, interest expense on the Floating Rate Notes includes the financial effect associated with interest rate swap agreements used for hedging purposes (see below).

       14% DEBENTURES
Interest expense on the 14% Debentures also includes the straight line amortization of the original issue discount related to the Warrants and SARs through the expiration date of December 31, 2007. Under the terms of the 14% Debentures, to the extent that net cash flow ("Net Cash Flow") (calculated as of the most recent fiscal quarter), which is defined as all gross receipts minus actual operating expenses paid; interest paid or accrued (on a straight line basis) on the Floating Rate Notes, 14% Debentures, and Current Coupon Convertible Debentures; dividends paid or accrued; and distributions paid or accrued on the Warrants and SARs, is insufficient to pay interest on the due date the Company shall not be obligated to pay interest on the 14% Debentures on such date and such interest shall accrue.

In connection with the issuance of the 14% Debentures in December 1994, the Company separately issued to Whitehall Street Real Estate Limited Partnership V ("Whitehall") 5,349,541 SARs which remain outstanding as of June 30, 1995. The SARs are exchangeable for 14% Debentures or under certain circumstances for Warrants on a one-for-one basis. Each stock appreciation right is exchangeable for a principal amount of 14% Debentures equal to the product of the average daily market prices of the common stock for the 30 consecutive trading days immediately preceding the date of exchange ($5.221 at June 30, 1995) minus the exercise price per share of the Warrants into which the SARs are exchangeable ($5 per Warrant) times the number of Warrants into which the SARs are exchangeable (5,349,541). The SARs would be automatically exchanged for Warrants on a one-for-one basis following adoption and filing of an amendment to the Company's Restated Certificate of Incorporation, as amended, which would permit the holders of the SARs to own in excess of 9.8% of the outstanding shares of the Company's stock and adoption of any necessary Board resolutions. Upon any such an exchange, the SARs liability would be reclassified to paid-in capital, requiring no further adjustments to future earnings.

Due to the decrease in the market price of the Company's stock during the six months ended June 30, 1995, the Company was required to decrease its SARs liability and record a current noncash increase in earnings of $1,428,000 in the first six months of 1995. The Company is required to make adjustments to earnings for the difference between the aggregate principal amount of 14% Debentures issuable upon exchange of the SARs (SARs liability) and the value at which the SARs liability is carried by the Company.

                         ROCKEFELLER CENTER PROPERTIES, INC.
                        NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                     (UNAUDITED)

       INTEREST RATE SWAP AGREEMENTS
In connection with its issuance of commercial paper (subsequently replaced with Floating Rate Notes and 14% Debentures) and its portfolio of investment securities which was liquidated in 1993 and 1994, the Company entered into interest rate swap agreements with financial institutions that were intended either to fix a portion of the Company's interest rate risk on floating rate debt ("Liability Swaps"), or to fix the yield on its floating rate portfolio securities ("Asset Swaps"). Under the Liability Swaps, the Company pays a fixed rate of interest semi-annually and receives a variable rate of interest semi-annually based on 180-day LIBOR. Under the Asset Swaps, the Company received a fixed rate of interest semi-annually and paid a variable rate of interest quarterly based on 90-day LIBOR. In connection with the issuance of the Floating Rate Notes and 14% Debentures in December 1994, the Company retired all of its Asset Swaps and certain of its Liability Swaps. The amount to be paid or received from interest rate swap agreements is accrued as floating interest rates are reset semi-annually and, through the December 1994 retirement date of the commercial paper borrowings, is included as a component of interest expense on commercial paper and other. Since the retirement of the Company's commercial paper, the Company presents the financial effect of interest rate swaps as a component of interest expense on Floating Rate Notes. Approximately 70% of the Company's exposure to interest rate fluctuations on its Floating Rate Notes was hedged by interest rate swaps at June 30, 1995. The $105,000,000 notional amount of Liability Swaps outstanding at June 30, 1995 represents three contracts, each expiring during 1998.

The net notional principal, weighted average interest rate of net swaps outstanding and annualized net payment relating to interest rate swap contracts, as of June 30, 1995 and 1994 are as follows:

                                 1995            1994
                              ----------      ----------
Net notional principal        $105,000,000    $245,000,000
                              ------------    ------------
                              ------------    ------------

Weighted average interest
 rate of net swaps
 outstanding                         3.133%          5.573%
                              ------------    ------------
                              ------------    ------------

Annualized net payment           $3,290,000    $13,654,000
                              ------------    ------------
                              ------------    ------------


The current settlement value of all swaps outstanding at June 30, 1995, based on market quotes, was a liability for the Company of approximately $10.4 million as compared to approximately $29.0 million at June 30, 1994. Generally, the net settlement value would decrease with an increase in LIBOR rates and would increase as a result of a decrease in LIBOR rates.

4.       NET (LOSS) INCOME PER SHARE AND DISTRIBUTIONS
Net (loss) income per share is based upon 38,260,704 average shares of Common Stock outstanding during the quarters ended June 30, 1995 and 1994, respectively. For the quarters and six months ended June 30, 1995 and 1994, fully diluted net (loss) income per share is not presented since the effect of the assumed conversion of the Convertible Debentures, Warrants and SARs would be anti-dilutive.

On June 6, 1995 the Company announced that its Board of Directors had concluded that due to the uncertainties created by the Borrower's Chapter 11 filings it would not be appropriate to pay a dividend for the quarter ended June 30, 1995.

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

On May 24, 1995 Jerry Krim commenced an action encaptioned KRIM V. ROCKEFELLER CENTER PROPERTIES, INC. AND PETER D. LINNEMAN. On June 7, 1995, Kathy Knight and Moishe Malamud commenced an action encaptioned KNIGHT, ET AL. V. ROCKEFELLER CENTER PROPERTIES, INC. AND PETER D. LINNEMAN. Both actions were filed in the United State District Court for the Southern District of New York and purport to be brought on behalf of a class of plaintiffs comprised of all persons who purchased the Company's common stock between March 20, 1995 and May 10, 1995. The complaints allege that the Company and Dr. Linneman violated the federal securities laws by their purported failure to disclose prior to May 11, 1995 that the Borrower would file for bankruptcy protection. The cases have been consolidated. On July 28, 1995, the Company and Dr. Linneman filed answers to the complaints denying plaintiffs' substantive allegations and asserting numerous affirmative defenses. The Company and Dr. Linneman believe that plaintiffs' allegations are without merit and intend to vigorously contest these actions.

On July 6, 1995 Charal Investment Company, Inc. commenced a derivative action against certain of the Company's present and former directors in the Court of Chancery of the State of Delaware in and for New Castle County. The Company was named as a nominal defendant. The plaintiff alleges that the directors breached their fiduciary duties by: 1) using commercial paper proceeds to repurchase Convertible Debentures; (2) entering into interest rate swaps; and 3) making capital distributions to stockholders. Prior to the commencement of the action, the Company's Board of Directors appointed a special committee of the Board to review the plaintiff's pre-suit demand that it institute litigation on the Company's behalf with respect to such claims and recommend a course of action to the full board. Plaintiff nevertheless commenced the action, asserting that circumstances did not permit further delay. In light of the fact that the plaintiff seeks damages on behalf of the Company, the Company does not expect the outcome of this litigation to have a material adverse effect on the financial condition of the Company.

On July 31, 1995 L.L. Capital Partners, L.P. commenced an action against the Company in the United States District Court in the Southern District of New York. The plaintiff alleges that, prior to December 1993, the Company failed to disclose its purported belief that the Rockefeller family and the Borrower's corporate parent would cease to fund the Borrower's cash flow shortfalls. The Company believes that plaintiff's allegations are without merit and intends to vigorously contest this action.

                         ROCKEFELLER CENTER PROPERTIES, INC.
                        NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                     (UNAUDITED)

6.       SUMMARIZED FINANCIAL INFORMATION CONCERNING THE BORROWER
Summarized financial information concerning the results of operations of the Property provided by the Borrower is presented below:



                                                  ($ in thousands)
                                                    (unaudited)

                           Quarters ended June 30,    Six Months ended June 30,
                              1995      1994               1995      1994
                              ----      ----               ----      ----
Gross Revenue               $51,453   $55,785           $104,100  $111,033
                            -------   -------           --------  --------
Less:
   Operating expenses       (37,175)  (39,448)           (77,480)  (79,501)
   Interest expense, net    (14,031)  (28,994)           (45,038)  (57,948)
   Reorganizational items      (263)                        (263)
                            -------   --------           --------  --------
Net loss                       ($16) ($12,657)          ($18,681)  ($26,416)
                            -------   --------           --------  --------
                            -------   --------           --------  --------

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES--THE COMPANY
The discussion below relates primarily to the Company's financial condition and results of operations for the first six months of 1995.

The primary source of liquidity for the Company is interest income received on its mortgage loan to two partnerships (collectively, the "Borrower"). The mortgage loan is secured by leasehold mortgages in the aggregate amount of approximately $44.8 million which were assigned to the Company, consolidated, spread and recorded as a first mortgage lien against the entire property ("Property"). Through September 6, 1994, the mortgage loan also was secured by an unrecorded mortgage in the amount of approximately $1,255.2 million. On September 6, 1994 the Company recorded this mortgage. These mortgages are here an after referred to as the mortgage ("Mortgage"). The mortgage loan is further secured by a recorded assignment of rents pursuant to which the Borrower has assigned to the Company, as security for repayment of the mortgage loan, the Borrower's rights to collect certain rents with respect to the Property.

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

Due to the significant uncertainties created by the Borrower's Chapter 11 filings, the Company has limited recognition of income on the mortgage loan for the six months ended June 30, 1995 to the cash actually received from the Borrower during this period. The Company believes the carrying value of the mortgage loan at June 30, 1995 ($1.25 billion) approximates the fair value of the mortgage loan based upon the appraised value of the Property according to the most recent appraisal report at December 31, 1994 ($1.25 billion). Appraisals are only estimates of value and should not be relied upon as measures of realizable value because the current market value of a property is not indicative of the value such property may have at any time in the future. The Company is unable at the present time to determine what impact, if any, the Chapter 11 filings will have on the appraised value of the Property. Due to the uncertainties caused by the Borrower's Chapter 11 filings, for accounting purposes the Company intends to apply future cash receipts, if any, from the Borrower to reduce the carrying value of the mortgage loan until these uncertainties are resolved.

If the Company were to acquire title to the Property, it would be required to operate the Property and to fund cash shortfalls of the Property. The Company believes that the value of the Property in the hands of the Company would be sufficiently in excess of the Company's obligations (approximately $830 million at June 30, 1995), to enable the Company to obtain sufficient financing to fund cash shortfalls of the Property as well as to satisfy the Company's existing obligations until such time as the Property will become cash flow positive. However, because of the Company's inability to estimate when the Chapter 11 cases will be concluded, what prevailing conditions in the New York real estate market and financial markets might be at such time and the availability or the terms required to obtain any necessary consents of lenders to the Company, no assurance can be given that the Company would have access to sufficient financial resources to fund cash shortfalls of the Property and to meet its other obligations.

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)


         MORTGAGE LOAN INTEREST INCOME
Following the Borrower's failure to make the interest payment due on May 31, 1995, the Company has drawn down on the $50 million of letters of credit which supported, among other things, payment of the base interest (as defined) on the mortgage loan. Due to the uncertainties caused by the Borrower's Chapter 11 filings, for accounting purposes this $50 million has been applied to reduce the carrying value of the mortgage loan. Under the terms of the Floating Rate Notes a substantial portion of the proceeds from these drawings would have to be applied to a mandatory Floating Rate Note prepayment on September 1, 1995 unless the holders otherwise agree. The Company continues to explore a wide range of strategic alternatives.

During the six months ended June 30, 1995 and 1994, cash from the Borrower for payment of interest income on the mortgage loan was $20,339,000 and $54,060,000, respectively. The mortgage loan agreement, enforcement of which is stayed, unless and until the Court orders otherwise, during the pendency of the Borrower's Chapter 11 cases, provides for base interest to be paid by the Borrower in accordance with a schedule requiring the Borrower to pay on November 30 of each year that portion of the base interest payment due for the whole year equal to the interest that is payable during such year with respect to the Current Coupon Convertible Debentures of the Company due 2000 and the remainder quarterly on February 28, May 31, August 31 and November 30 of each such year. Following is the schedule of the rate of base interest and the amount of base interest payments contemplated by the loan agreement in each of the following years ending December 31:




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

         SHORT TERM INVESTMENT, PORTFOLIO AND OTHER INCOME
Short term investment, portfolio and other interest income received during the six months ended June 30, 1995 and 1994 totaled $249,000 and $664,000, respectively. The decrease in short term investment, portfolio and other interest income received of $415,000 was due to portfolio sales and maturities during 1994, the proceeds from which were used to reduce the Company's short term debt during 1994. This decrease in portfolio income was offset by interest received on invested funds during the first six months of 1995. The Company's short term investments are highly liquid and have the highest credit rating with a maturity of less than three months.

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

         DEBT
On December 29, 1994 the Company issued $150,000,000 of floating rate notes ("Floating Rate Notes") and $75,000,000 of 14% debentures ("14% Debentures") and warrants ("Warrants") and stock appreciation rights ("SARs"). Interest payment dates ("Interest Payment Dates") on the Floating Rate Notes are March 1, June
1, September 1 and December 1 of each year. The Company paid $6,653,000 of interest on the Floating Rate Notes and $2,109,000 of interest on its swap agreements for a total of $8,762,000 paid in floating rate interest during the six months ended June 30, 1995. Interest on the 14% Debentures is payable semi-annually on June 2 and December 2, of each year. The Company paid $4,521,000 of interest on the 14% Debentures during the six months ended Jun
30, 1995.

As discussed in Note 3 to the Financial Statements, the annualized payment relating to the $105,000,000 notional principal of the interest rate swaps outstanding at June 30, 1995 was $3,290,000. This amount may change during the remainder of 1995 and in subsequent years, as the floating rates receivable are periodically reset.

Coupon payments on outstanding Current Coupon Convertible Debentures are made annually on December 31. The interest rate payable on the $213,170,000 Current Coupon Convertible Debentures outstanding as of June 30, 1995 is 13% per annum and, assuming no change in the amount of Current Coupon Convertible Debentures outstanding, the interest payment will total $27,712,100 on January 2, 1996. Prior to January 1, 1995 this interest rate was 8% per annum. The Company has not repurchased any of its Convertible Debentures since 1992 and, under the terms of the 14% Debentures and Floating Rate Notes, the Company is not permitted to repurchase any of its Convertible Debentures.

The following schedule presents the components of commercial paper and other interest paid during the period shown.

                                         Six Months Ended
                                          June 30, 1994
                                        ------------------
Interest rate swap agreements              $7,718,000
Commercial paper (including commercial
  paper fees and expenses)                  5,726,000
                                        ------------------
                                          $13,444,000
                                        ------------------
                                        ------------------

         ABILITY TO SERVICE DEBT
The Loan Agreement between the Company and Goldman Sachs Mortgage Company ("GSMC") relating to the Floating Rate Notes (the "GSMC Loan Agreement") provides for mandatory prepayments on the Floating Rate Notes on each quarterly Interest Payment Date in an amount equal to Net Cash Flow calculated as of the last day of the most recent fiscal quarter. The next quarterly Interest Payment Date on the Floating Rate Notes is September 1, 1995 and Net Cash Flow for the fiscal quarter ended June 30, 1995 includes the $50 million of letter of credit drawings effected by the Company in June of 1995 following the failure by the Borrower to make the interest payment due under the Loan Agreement on May 31, 1995 less, among other things, accruals as of the end of such quarter for interest on the Floating Rate Notes, the 14% Debentures and the Current Coupon Convertible Debentures.

The amount of the mandatory prepayment due on September 1, 1995 with respect to the Floating Rate Notes is $33.7 million and a $3.9 million quarterly interest payment on the Floating Rate Notes will also be due on such date. The Company will have sufficient cash on hand to make these payments. However, unless prior to

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

September 1, 1995 either GSMC waives its right to receive all or a portion of these payments or other provisions of the GSMC Loan Agreement or the Company is able to secure additional funds in the form of unsecured working capital loans or equity investments the Company may not be in full compliance with the provisions of the GSMC Loan Agreement after making the mandatory payment and the quarterly interest payment due on September 1, 1995 on the Floating Rate Notes. If GSMC were to attempt to accelerate the indebtedness represented by the Floating Rate Notes as a result of a claimed breach of the GSMC Loan Agreement, such action could result in cross defaults under substantially all of the Company's other indebtedness which could also be accelerated. If such accelerations were to occur, proceedings to enforce such indebtedness could be instituted, as could proceedings to realize on the pledge of the Company's interests in the Note and the Mortgage and certain other assets which have been pledged by the Company as security for the Floating Rate Notes, the 14% Debentures and the Convertible Debentures. Any such foreclosure or other proceedings to realize on collateral pledged by the Company, if instituted, would likely lead to the commencement by the Company of a case under Chapter 11 of the Federal Bankruptcy Code. Because of the uncertainties inherent in any Chapter 11 case, which would be compounded in a Chapter 11 case involving the Company by the uncertainties posed by the pending Chapter 11 case involving the Borrower and uncertainties as to the value of the Property, it is not possible to predict either the duration or the ultimate outcome of any such proceedings or the consequences thereof to the holders of the Company's debt and equity securities.

While the Company has, during the last two months, been engaged in discussions with potential providers of additional equity investments in, or working capital loans to, the Company such discussions have not, to date, resulted in a transaction. There can be no assurance that the Company will be able to secure additional working capital loans or equity investments upon satisfactory terms.

Whether or not the Company is in breach of the GSMC Loan Agreement in September of 1995 or GSMC attempts to take any action as a result of any claimed breach thereof, the Company will not have sufficient funds to make the $27.7 million interest payment due on the Current Coupon Convertible Debentures on January 2, 1996 unless prior to such date the Company has consummated a transaction providing it with such funds or enabling the Company to have retired such Debentures.

A failure to make the January 2, 1996 interest payment on the Current Coupon Convertible Debentures could result in an acceleration of the Convertible Debentures, cross defaults under, and acceleration of, substantially all of the Company's other indebtedness, actions to enforce such indebtedness or to realize on the collateral securing the Floating Rate Notes, 14% Debentures and Convertible Debentures and in the commencement of a Chapter 11 case by the Company.

While the Company continues to explore a wide range of strategic alternatives there can be no assurance that the Company will be able to consummate a transaction which will address its liquidity concerns for the near and longer terms.

         NON-DISTURBANCE AGREEMENTS
The Company has executed non-disturbance agreements with tenants that occupy at least a full floor in any of the buildings comprising a part of the Property and certain other tenants upon request. Such agreements provide that in the event of a foreclosure of the mortgage loan, such tenant's possession of space within the Property will not be disturbed so long as such tenant is in compliance with the terms of its lease. In addition, certain of these tenants, under their leases, may offset fixed rent otherwise payable to the Borrower (up to specified maximum

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

amounts) in the event that the Borrower has failed to pay for certain alterations to the leased property as provided for in such tenants' leases. In the event the aggregate amount that all such tenants may offset (the "Rent Offset Amount") exceeds $37.5 million, an agreement with the Borrower (enforcement of which is stayed by the pendency of the Borrower's Chapter 11 cases) contemplates that the Borrower would maintain credit support facilities to provide additional security in an amount equal to at least 50% of the positive excess. As of June 30, 1995, the Company had executed seven rent offset agreements with tenants. The total Rent Offset Amount at such date was $17.4 million which is below the $37.5 million threshold and, accordingly, the Borrower is not required to maintain credit support facilities for this Rent Offset Amount.

RESULTS OF OPERATIONS--THE COMPANY
The Company's principal source of revenue during each of the six-month periods ended June 30, 1995 and 1994 was loan interest income recognized on the mortgage loan. As discussed in Note 1 to the Financial Statements, loan interest income was recognized only to the extent of loan interest actually received from the Borrower during the six-month period ended June 30, 1995. Loan interest income exceeded loan interest received by $14,712,000 during the six-month period ended June 30, 1994. The difference in the period ended June 30, 1994 is attributable partially to the aforementioned schedule of periodic interest payments, partially to the amortization of original issue discount applicable to the mortgage loan and partially to the recognition of interest income on the mortgage loan according to the effective interest method by which interest is calculated on the basis of the average yield on the notes evidencing the mortgage loan through the Equity Conversion Date.

Short term investment and portfolio income for the six months ended June 30, 1995, decreased by $26,000 or 5.5%, from that of the comparable prior year period as a result of sales and maturities of portfolio securities during 1994 offset by an increase in interest earned on short term investments due to the investing of funds received from the letter of credit proceeds discussed in Note 2.

Interest expense on Current Coupon Convertible Debentures for the six months ended June 30, 1995 increased by $245,000 or 2.2%, over that of the comparable prior year period, principally as a result of the recognition of interest expense according to the effective interest method by which interest is calculated on the basis of the average interest expense on the Current Coupon Convertible Debentures through the maturity date, December 31, 2000.

Interest expense on Zero Coupon Convertible Debentures for the six months ended June 30, 1995 increased by $1,513,000 or 10.2%, over that of the comparable prior year period, principally as a result of accruals of interest on the increasing accretion of the principal amount of the Zero Coupon Convertible Debentures. Such accruals of interest grow at the annual rate of 10.2%.

Interest expense on the 14% Debentures and Floating Rate Notes, which replaced the short term commercial paper borrowings and retired a portion of the Company's interest rate swap agreements in December 1994, increased by $2,131,000 or 16.5%, over that incurred on the commercial paper in the comparable prior year period principally due to the increase in interest rates between 1995 and 1994.

Combined interest expense on all debt totaled $42,568,000 and $38,679,000 for each of the six-month periods ended June 30, 1995 and 1994, respectively. These amounts accounted for 92.4% and 93.6% of total expenses in each of the respective periods.

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

General and administrative expenses for the six months ended June 30, 1995 increased by $926,000, or 40.6%, over that of the comparable prior year period, due to increased legal fees and investor relations related expenses principally due to the Borrower's Chapter 11 filings.

Amortization of deferred debt issuance costs for the six months ended June 30, 1995 increased by $1,380,000 or 392% due to the increased deferred debt issuance costs relating to the 14% Debentures and Floating Rate Notes issued in December 1994.

The Company was required to record an increase in earnings of $1,428,000 for the six months ended June 30, 1995 to reduce the SARs liability to reflect the aggregate principal amount of 14% Debentures that would have been issuable upon exchange of the SARs on June 30, 1995. The Company will be required to make future adjustments to earnings to reflect the aggregate principal amount of 14% Debentures issuable upon exchange of the SARs based upon the current market price of the Company's stock unless an amendment to the Company's Restated Certificate of Incorporation, as amended, is adopted and filed and any necessary Board resolutions are adopted which would result in an automatic exchange of SARs for Warrants (see Note 3 to the Financial Statements).

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

THE PROPERTY
The financial information and analysis included in the following discussions of the "Financial Condition and Outlook - The Property", "Results of Operations - The Property", and "Cash Flow - The Property" have been furnished to the Company by Rockefeller Center Properties and its affiliate, RCP Associates, referred to elsewhere herein collectively as the Borrower.

PROCEEDINGS UNDER CHAPTER 11
On May 11, 1995 (the "Petition Date"), Rockefeller Center Properties ("RCP") and its affiliate, RCP Associates, (collectively, the "Debtors") filed voluntary petitions for reorganizations under Chapter 11 (the "Chapter 11 Cases"), title 11 of the United States Code, as amended (the "Bankruptcy Code") in the United States Bankruptcy Court of the Southern District of New York (the "Bankruptcy Court"). The Chapter 11 Cases have been assigned case numbers 95 B 42089 and 95 B 42088 (PBA), respectively. The separate Chapter 11 Cases of the Debtors have been consolidated for procedural purposes and are being jointly administered pursuant to an order of the Bankruptcy Court. A statutory unsecured creditors committee has been appointed for RCP.

Subsequent to the Petition Date, the Debtors have continued in possession of their properties and are operating and managing their businesses as debtors-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. The Debtors have sought and obtained orders from the Bankruptcy Court intended to continue to allow the Debtors to maintain operations and obtain new business and minimize the disruption caused by the Chapter 11 proceedings, including orders:
(i) authorizing the Debtors to pay certain prepetition liabilities, wages, and other employee obligations and (ii) approving the use of cash collateral.

BASIS OF PRESENTATION
For financial reporting purposes, the Debtors have applied the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), in preparing the unaudited combined financial statements as of and for the period May 11, 1995 through June 30, 1995. In accordance with SOP 90-7, those liabilities and obligations whose disposition is dependent upon the outcome of the Chapter 11 Cases have been segregated and classified as "Liabilities Subject to Compromise" in the unaudited combined balance sheet at June 30, 1995.

In the opinion of the Debtors, the unaudited combined financial statements for the current reporting period include all operating adjustments, which comprise the normal accruals (exclusive of certain effects of bankruptcy) required to reflect the operations of the Debtors in the ordinary course, necessary for a fair presentation of the results for the period.

The unaudited combined financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. With the approval of the Bankruptcy Court where necessary, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts different from those reflected in the unaudited combined financial statements. Further, a plan of reorganization could materially change the amounts reported in the unaudited combined financial statements, which do not reflect any adjustments to the carrying value of assets or amounts and classification of liabilities that might be necessary as a consequence of a plan of reorganization. In the event that a Plan of Reorganization is not filed, and as a result, the Properties are liquidated, other adjustments might be required.
In either case, any adjustments which result could be material.

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

Certain items in the 1994 combined financial statements have been reclassified in the 1995 combined financial statements in accordance with SOP 90-7.

RESULTS OF OPERATIONS - THE PROPERTY
The operating results of the Property during the quarter and six months ended June 30, 1995 and 1994 are presented in summary form in the table below:


                                                                   ($ In Thousands)
                                                                     (Unaudited)
                                                                     -----------
                                                    Quarters Ended                  Six Months Ended
                                                       June 30,                          June 30,
                                            ------------------------------  --------------------------------
                                                 1995            1994             1995             1994
                                            -------------    -------------  --------------   ---------------
Gross revenue:
   Fixed and percentage rents                  $43,719         $38,765          $87,821          $75,951
   Operating and real estate tax escalation      3,165          12,473            7,466           24,763
   Consideration revenues                          373             282              913            2,013
   Sales and service revenues                    4,196           4,265            7,900            8,306
                                             ---------      ----------      -----------      -----------
                                                51,453          55,785          104,100          111,033
                                             ---------      ----------      -----------      -----------
Operating Expenses:
   Real estate taxes                             7,101          10,558           16,923           21,116
   Utilities                                     3,633           3,389            8,402            8,304
   Maintenance and engineering                   7,844           8,245           15,673           15,784
   Other operating expenses                      9,822           9,756           19,154           19,230
   Depreciation and amortization                 6,706           5,866           13,416           11,846
   Management fee                                  679             657            1,357            1,314
   General and administrative                    1,390             977            2,555            1,907
                                             ---------      ----------      -----------      -----------
                                                37,175          39,448           77,480           79,501
                                             ---------      ----------      -----------      -----------
Earnings before interest and
  reorganization items                          14,278          16,337           26,620           31,532

Interest expense, net                           14,031          28,994           45,038           57,948
                                             ---------      ----------      -----------      -----------

Earnings before reorganization items               247         (12,657)         (18,418)         (26,416)


Reorganization items:
   Professional fees and expenses                  301               -              301                -
   Interest income                                 (38)              -              (38)               -
                                             ---------      ----------      -----------      -----------

Net Loss                                          ($16)       ($12,657)        ($18,681)        ($26,416)
                                             ---------      ----------      -----------      -----------
                                             ---------      ----------      -----------      -----------




The gross revenue of the Property during the quarter and six months ended June 30, 1995 decreased by $4.3 million and $6.9 million, respectively, when compared to the comparable prior-year periods. The decrease in gross revenue during the quarter was primarily a result of decreased operating and real estate tax escalation revenue offset partially by increased fixed rent. The reduction in gross revenue during the six months ended

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

June 30, 1995 was attributable to decreased operating and real estate tax escalation revenue, lower consideration revenue, and decreased sales and service revenues. These decreases were offset partially by increased fixed and percentage rents related to new leases and lease renewals. The decrease in operating and real estate tax escalation revenue reflected the establishment of new escalation base years in connection with new leases and lease renewals. Consideration revenue consists principally of one-time payments negotiated by tenants for the right to cancel their leases prior to scheduled termination dates. The decrease in sales and service revenues was a result of lower occupancy.

The following table shows the occupancy rates for the Property at specified dates:


     September 30, 1993    - 94.1%      October 1, 1994    - 90.4%
     December 31, 1993     - 94.6%      December 31, 1994  - 90.2%
     March 31, 1994        - 95.6%      March 31, 1995     - 90.1%
     June 30, 1994         - 96.1%      June 30, 1995      - 88.3%

As of June 30, 1995, the occupancy rate was 88.3%. This occupancy level reflected a total of 723,000 square feet of vacant space resulting in large measure from the significant turnover of leases which expired on September 30, 1994. In addition, a total of 450,000 square feet will become available during the remainder of 1995. Releasing the space will represent a significant challenge which may involve high levels of expenditures for tenant work and concessions.

During the six months ended June 30, 1995, 86 leases covering approximately 304,000 square feet of office, retail, and storage space took effect, at net effective annual fixed rents averaging $33.68 per square foot. The net effective annual rental rates for office space, which accounted for approximately 265,000 square feet of the total area leased, averaged $30.87 per square foot. This amount compared to a net effective rental rate of $30.78 per square foot for office space leases which took effect during all of 1994. Net effective annual rental rates reflect the present value of base rental payments less the current and future expenditures for tenant improvements, concessions, and brokerage commissions. The gross rental rates for the office space leases that were concluded and took effect during the six months ended June 30, 1995 averaged $35.49 per square foot (compared with $39.80 per square foot for office space leases which took effect during all of 1994). The actual rate at which each lease was executed depended upon its location within the Property, type of space leased, length of lease term, and other factors. Of the approximately 265,000 square feet of office space leased during the six months ended June 30, 1995, approximately 145,000 square feet represented renewals of existing tenants at an average gross rental rate of $34.43 per square foot. The combined fixed rent and escalation payments prior to lease renewal for these renewing tenants had averaged $30.19 per square foot.

The National Broadcasting Company, Inc. ("NBC") currently leases approximately 1.3 million square feet of space in three interconnected Rockefeller Center buildings (the GE Building, the Studio Building and the GE West Building) and will continue to occupy its space through September 1997 under the terms of its lease existing prior to the extension. Under these lease terms, NBC's 1996 annual rent is projected to be $27.7 million. NBC's lease has been extended through the year 2022. NBC's 1998 annual rent is projected to be $53.2 million. In addition, NBC has options for three successive ten-year renewal periods after 2022 and has rights to lease certain additional space. The lease agreement calls for NBC to pay rent on a "net" basis, that is, without including amounts normally payable with regard to real estate taxes and certain operating expenses, which NBC would pay directly.

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

The following table shows selected lease expiration and vacant space information for the Property as of June 30, 1995 and has been furnished to the Company by the Debtors. Actual renewal rents and rental income will be affected significantly by market conditions at the time and by the terms at which the Debtors can then lease space.


                    Number of                         Percentage of
Year                leases expiring    Area (sq.ft.)  total rentable area
----                ---------------    ------------   -------------------
1995 (July 1 to December 31)   83          449,991        7.27%
1996                           67          118,370        1.91%
1997                           47           80,855        1.31%
1998                           60          202,036        3.27%
1999                           59          166,906        2.70%
2000                           39          316,747        5.12%
2001                           13           35,956        0.58%
2002                           22          136,725        2.21%
2003                           24           84,639        1.37%
2004                           71          387,209        6.26%
2005                           18          267,495        4.33%
2006                           22          144,127        2.33%
2007                            9           72,688        1.18%
2008                           10          165,608        2.68%
2009                           46          483,308        7.81%
2010                            8          123,912        2.00%
2012                            3          256,725        4.15%
2013                            2           59,741        0.96%
2014                            6          300,068        4.85%
2019                            1            2,266        0.04%
2020                            2           94,595        1.53%
2022                            4        1,292,122       20.89%
Space under temporary
 occupancy                    N/A          133,626        2.16%
Vacant space                  N/A          722,518       11.68%
Space occupied by the
 Debtors                      N/A           87,323        1.41%
                              ---        ---------       ------
                              616        6,185,556       100.0%
                           ------      -----------     --------
                           ------      -----------     --------


During the quarter ended June 30, 1995 the operating expenses of the Property decreased by $2.3 million or 6% from the comparable prior-year period. This decrease was a result of lower real estate taxes ($3.5 million) and lower maintenance and engineering expenses ($.4 million). These decreases were offset partially by higher costs for general and administrative expense ($.4 million), depreciation and amortization ($.8 million), utilities ($.2 million), and increases in other operating expenses ($.1 million).

The operating expenses of the Property decreased by $2 million, or 3%, during the six months ended June 30, 1995, when compared to the comparable prior year period. This decrease was a result of lower real estate taxes ($4.2 million) and lower maintenance and engineering expenses ($.1 million). These decreases were offset

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

partially by increased depreciation and amortization charges ($1.6 million), increased costs for general and administrative expense ($.6 million), and higher utility costs ($.1 million).

The reduction in real estate taxes resulted from a decrease in both the assessed valuation of the Property and New York City property tax rates. On June 29, 1995 the Bankruptcy Court approved an agreement between the Debtors and New York City which reduced the assessed valuation of the Property. The agreement covered the period from July 1, 1989 through June 30, 1995. The statement of operations as of June 30, 1995 reflects the reduction in the assessed valuation for the period January 1, 1995 through June 30, 1995. However, for the period from July 1, 1989 through December 31, 1994, the New York City real estate tax refund, estimated to be $22.9 million, has not been recorded since final calculations are in process; the Debtors are obligated to refund substantial portions of the $22.9 million to tenants. The reduction in maintenance and engineering expenses reflected decreased exterior building maintenance.

Depreciation and amortization charges increased as a result of a higher fixed asset base which included expenditures required by the Loan Agreement, other capital expenditures, and improvements to tenant spaces necessitated by lease commitments. The increase in general and administrative expense was attributable primarily to increases in legal fees related to collection efforts and an increase in the required provision for doubtful accounts. The higher utility costs were primarily a result of increased electric rates.

As a result of the foregoing, operating income before interest and reorganization items for the quarter and six months ended June 30, 1995 decreased by $2.1 million or 13% and by $4.9 million, or 16%, respectively, from the comparable prior-year period.

Interest expense, net during the quarter and six months ended June 30, 1995 decreased $15 million or 52%, and $12.9 million, or 22%, respectively. Interest expense accruals ceased on May 11, 1995 as a result of the bankruptcy proceedings.

CASH FLOW-THE PROPERTY
For the six months ended June 30, 1995, the property experienced an operating cash deficit of $6.7 million, after payments of interest to the Company of $20 million. For the six months ended June 30, 1994, the Property experienced an operating cash deficit of $5 million after payments of interest to the Company totaling $39.3 million. The increase of $1.7 million in the operating cash deficit reflected an increase in lease incentives associated with new and renewal tenants ($18.4 million) and decreased earnings before interest ($4.9 million). These factors were offset partially by a decrease in interest paid to the Company ($19 million) and lower levels of net working capital ($2.6 million).

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

The Debtors also expended funds for capital improvements to the Property, tenant improvements, and leasing commissions as follows:


          (In thousands)                 Six Months ended June 30
                                       -----------------------------
                                          1995             1994
                                       -----------      ------------
          Capital improvements           $5,091           $4,699
          Tenant improvements            30,547            6,732
          Leasing commissions
          (including legal fees)          3,399           10,256
                                       -----------      ------------
                                        $39,037          $21,687
                                       -----------      ------------
                                       -----------      ------------


These cash outflows brought the cumulative cash flow shortfall of the Property since 1985 to $619.6 million at June 30, 1995. To date, these shortfalls have been funded by capital contributions ($185.2 million), non-interest bearing advances from an affiliate ($273.7 million), and loans, including accrued interest, from the Debtors' partners ($160.7 million).

The mortgage loan agreement provides for the establishment of loans for the cumulative portion of capital improvements made by the Debtors in excess of amounts specified in the mortgage loan agreement. The cumulative amounts of excess capital improvements totaled $126.7 million and $123 million at June 30, 1995 and 1994, respectively. These excess capital improvement loans are deemed to be made to the Debtors by its partners and bear interest at 80% of the prime rate (as defined), compounded quarterly. Interest charges on excess capital improvement loans are added to the loan principal at the end of each year. At June 30, 1995 and 1994, the amount of excess capital improvement loans (including accrued interest) totaled $160.7 million and $149.7 million, respectively. As a result of the Bankruptcy proceedings, interest has not been accrued since May 11, 1995.

The letters of credit previously discussed under "Liquidity and Capital Resources-The Company", supported the payment of base interest (as defined) on the mortgage loan. In early June of 1995, RCPI received full payment of $50 million under the letters of credit. The $50 million payment was funded by Rockefeller Group, Inc.

                Supplemental information provided by the Debtors.

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES
                              DEBTORS-IN-POSSESSION
                             COMBINED BALANCE SHEETS
                                 (In thousands)



ASSETS                                         June 30, 1995   December 31, 1994
                                               -------------   -----------------
                                                (UNAUDITED)
Current assets:
  Cash                                            $7,868              $3
  Cash held in escrow for lease obligations          783               -
  Accounts receivable, less allowance for
   doubtful accounts of $2,814 and $2,833          5,316           4,027
  Due from RGI affiliates                          2,701           1,286
  Other current assets                             2,035             856
                                              ------------     -------------
                                                  18,703           6,172
Fixed assets, at cost:
  Land                                           402,419         402,419
  Buildings                                      503,710         499,226
  Furniture, fixtures and equipment               27,028          26,422
                                              ------------     -------------
                                                 933,157         928,067
   Less accumulated depreciation                (222,015)       (214,035)
                                              ------------     -------------
                                                 711,142         714,032
Deferred renting expenses, less
 accumulated amortization of $24,143
 and $20,659                                     139,289          93,735
Lease incentives                                  53,973          31,327
Deferred financing expenses, less
  accumulated amortization of $0 and $1,285          250          30,094
Other assets                                       3,090           2,960
                                              ------------     -------------
   Total assets                                 $926,447        $878,320
                                              ------------     -------------
                                              ------------     -------------

                Supplemental information provided by the Debtors.

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES
                              DEBTORS-IN-POSSESSION
                             COMBINED BALANCE SHEETS
                                 (In thousands)


LIABILITIES AND PARTNERS' CAPITAL         June 30, 1995       December 31, 1994
 DEFICIENCY                               -------------       -----------------
                                           (UNAUDITED)
Liabilities not subject to compromise:
   Accounts payable and accrued expenses     $3,343                $26,848
   Due to RGI affiliates                        775                273,778
   Mortgage payable, net of unamortized
     original issue discount of $36,101
     in 1994                                      -              1,263,899
   Loans payable to RGI                           -                160,715
   Non-current mortgage interest payable          -                 36,321
                                         --------------       ----------------
                                              4,118              1,761,561

Liabilities subject to compromise:        1,824,251                      -

Partners' capital deficiency               (901,922)              (883,241)
                                         --------------       ----------------
   Total liabilities and partner's
    capital deficiency                     $926,447               $878,320
                                         --------------       ----------------
                                         --------------       ----------------

                Supplemental information provided by the Debtors.

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES
                              DEBTORS-IN-POSSESSION
                        COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (UNAUDITED)


                                                                           Quarters Ended                 Six Months Ended
                                                                              June 30,                         June 30,
                                                                    ---------------------------       ---------------------------
                                                                       1995             1994             1995            1994
                                                                    -----------     -----------       ----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) before reorganization items                          $247          ($12,657)        ($18,418)       ($26,416)
 Adjustments to reconcile net income (loss) before reorganization items to net cash provided by (used in) operating activities
   Depreciation and amortization                                       6,706             5,866           13,416          11,846
   Decrease in prepaid real estate taxes                              10,694            11,495                -               -
   Non-current portion of interest expense                            11,843             8,187           21,475          16,333
   Amortization of original issue discount and
    deferred financing expenses                                        2,218             1,134            3,247           2,267
   Decrease in accounts payable and accrued expenses                  (3,947)           (2,781)            (524)         (7,188)
   (Increase) decrease in other assets                                (1,429)              (30)          (1,302)             31
   Increase (decrease) in accounts receivable                         (3,163)              973           (1,958)          2,418
   Increase in lease incentives                                      (10,932)           (2,819)         (22,646)         (4,248)
                                                                    -----------     -----------       ----------     ------------
 NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES BEFORE REORGANIZATION
       ITEMS                                                          12,237             9,368           (6,710)         (4,957)

OPERATING CASH USED IN REORGANIZATION ITEMS
   Professional fees paid                                               (301)                -             (301)              -
   Interest income                                                        38                 -               38               -
                                                                    -----------     -----------       ----------     ------------
                                                                        (263)                -             (263)              -
 NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES                                                     11,974             9,368           (6,973)         (4,957)
                                                                    -----------     -----------       ----------     ------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
 Capital expenditures                                                 (2,299)           (2,529)          (5,091)         (4,699)
 Deferred renting expenses paid                                       (4,995)           (8,854)         (33,946)        (16,988)
 Increase in cash held in escrow for tenant lease obligations           (783)                -             (783)              -
 Deferred financing expenses paid                                       (250)                -             (250)              -
                                                                    -----------     -----------       ----------     ------------
 NET CASH (USED IN) INVESTING ACTIVITIES                              (8,327)          (11,383)         (40,070)        (21,687)
                                                                    -----------     -----------       ----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash received from RGI affiliates, principally cash
   management system, net                                              4,218             2,015           54,908          26,644
                                                                    -----------     -----------       ----------     ------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                             4,218             2,015           54,908          26,644
                                                                    -----------     -----------       ----------     ------------

NET CHANGE IN CASH                                                     7,865                 -            7,865               -
CASH, BEGINNING OF PERIOD                                                  3                 4                3               4
                                                                    -----------     -----------       ----------     ------------
CASH, END OF PERIOD                                                   $7,868                $4           $7,868              $4
                                                                    -----------     -----------       ----------     ------------
                                                                    -----------     -----------       ----------     ------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest expense                         -           $19,674          $20,339         $39,348
                                                                    -----------     -----------       ----------     ------------
                                                                    -----------     -----------       ----------     ------------

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

          On May 24, 1995 Jerry Krim commenced an action encaptioned KRIM V. ROCKEFELLER CENTER PROPERTIES, INC. AND PETER D. LINNEMAN. On June 7, 1995, Kathy Knight and Moishe Malamud commenced an action encaptioned KNIGHT, ET AL. V. ROCKEFELLER CENTER PROPERTIES, INC. AND PETER D. LINNEMAN. Both actions were filed in the United States District
          Court for the Southern District of New York and purport to be brought on behalf of a class of plaintiffs comprised of all persons who purchased the Company's common stock between March 20, 1995 and May 10, 1995. The complaints allege that the Company and Dr. Linneman violated the federal securities laws by their purported failure to disclose prior to May 11, 1995 that the Borrower would file for bankruptcy protection. The cases have been consolidated. On July
          28, 1995, the Company and Dr. Linneman filed answers to the complaints denying plaintiffs' substantive allegations and asserting numerous affirmative defenses. The Company and Dr. Linneman believe that plaintiffs' allegations are without merit and intend to vigorously contest these actions.

          On July 6, 1995 Charal Investment Company, Inc. commenced a derivative action against certain of the Company's present and former directors in the Court of Chancery of the State of Delaware in and for New Castle County. The Company was named as a nominal defendant. The plaintiff alleges that the directors breached their fiduciary duties by: 1) using commercial paper proceeds to repurchase Convertible Debentures; (2) entering into interest rate swaps; and 3) making capital distributions to stockholders. Prior to the commencement of the action, the Company's Board of Directors appointed a special committee of the Board to review the plaintiff's pre-suit demand that it institute litigation on the Company's behalf with respect to such claims and recommend a course of action to the full board. Plaintiff nevertheless commenced the action, asserting that circumstances did not permit further delay. In light of the fact that the plaintiff seeks damages on behalf of the Company, the Company does not expect the outcome of this litigation to have a material adverse effect on the financial condition of the Company.

          On July 31, 1995 L.L. Capital Partners, L.P. commenced an action against the Company in the United States District Court in the Southern District of New York. The plaintiff alleges that, prior to December 1993, the Company failed to disclose its purported belief that the Rockefeller

                        ROCKEFELLER CENTER PROPERTIES, INC.
                        PART II--OTHER INFORMATION (cont'd)

          family and the Borrower's corporate parent would cease to fund the Borrower's cash flow shortfalls. The Company believes that plaintiff's allegations are without merit and intends to vigorously contest this action.

          Other than the actions described above, the Company is not a party to nor is any of its property the subject of any material legal proceedings or environmental litigation.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     (a)  The Company held its annual meeting of stockholders on June 8, 1995.

     (c) At the Annual Meeting, Dr. Linneman was reelected. The following table sets for the number of votes cast for and withheld in the election of Dr. Linneman:


                               For           Withheld
                               ---           --------
                            31,164,138      1,139,055

          Also at the Annual Meeting, stockholders were asked to amend Article NINTH of the Company's Restated Certificate of Incorporation, as amended, to permit the Board of Directors to modify the 9.8% limit on a Person's (as defined) ownership of common stock. Adoption of this proposal would have required approval of holders of at least 80% of the outstanding common stock (30,609,000 shares). This proposal was not adopted. The following table sets forth the number of votes cast for and against, as well as the number of abstentions and broker non-votes on this item:


                  For        Against     Abstentions     Broker Non-Votes
                  ---        -------     -----------     ----------------
               13,269,556   3,070,854      621,494          15,341,289

          Also at the Annual Meeting, stockholders were asked to ratify the Company's appointment of Ernst & Young LLP as independent auditors for the year 1995. The following table sets forth the number of votes cast for and against, as well as the number of abstentions and broker non-votes on this item:

                 For         Against     Abstentions     Broker Non-Votes
                 ---         -------     -----------     ----------------
              31,392,788     599,490       310,913              2


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


                 For         Against     Abstentions     Broker Non-Votes
                 ---         -------     -----------     ----------------
               6,448,849    9,373,757     1,273,882         15,206,705

                        ROCKEFELLER CENTER PROPERTIES, INC.
                        PART II--OTHER INFORMATION (cont'd)

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

                 For         Against     Abstentions     Broker Non-Votes
                 ---         -------     -----------     ----------------
               5,271,209    10,410,785    1,214,695         15,406,504


ITEM 6.   Exhibits and Reports on Form 8-K

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter covered by this report.

                       ROCKEFELLER CENTER PROPERTIES, INC.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ROCKEFELLER CENTER PROPERTIES, INC.



Date:   August 14, 1995                 By:  /s/ Richard M. Scarlata
                                           -------------------------------
                                           Richard M. Scarlata
                                           President and Chief Executive Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)