Form 10-Q
period 1995-09-30
ROCKEFELLER CENTER PROPERTIES INC
filed 1995-11-17
CIK 773652

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                              --------    ---------

Commission file number 1-8971
                       ------

                       Rockefeller Center Properties, Inc.
               --------------------------------------------------
              (Exact name of registrant as specified in its charter)


     Delaware                                               13-3280472
----------------------------                           -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                1270 Avenue of the Americas, New York, N.Y. 10020
              -----------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (212) 698-1440
                -------------------------------------------------
              (Registrant's telephone number, including area code)

                -------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                              Outstanding at November 14, 1995
--------------------------              --------------------------------
Common Stock, $.01 par value                        38,260,704

                      ROCKEFELLER CENTER PROPERTIES, INC.



          INDEX                                                         PAGE
PART I--FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

     The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring items except as described in Notes 1 and 2) necessary for a fair presentation have been included.

          Balance Sheets as of September 30, 1995 (unaudited) and
          December 31, 1994                                                3

          Statements of Operations for the quarters and nine months
          ended September 30, 1995 and 1994 (unaudited)                    4

          Statements of Cash Flows for the nine months ended September
          30, 1995 and 1994 (unaudited)                                    5

          Notes to Financial Statements (unaudited)                        6

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        13

               Supplemental information provided by the Borrower          25

     PART II--OTHER INFORMATION                                           28

     SIGNATURES                                                           30

PART I--FINANCIAL INFORMATION
        ITEM 1.  Financial Statements

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                 BALANCE SHEETS
                                ($ in thousands)



                                                            SEPTEMBER 30, 1995       DECEMBER 31, 1994
                                                           --------------------     --------------------
    ASSETS                                                      (UNAUDITED)
Loan receivable and interest receivable,
 net of valuation reserve of $74,000 and $0                      $1,176,225               $1,300,220
Deferred debt issuance costs, net                                    13,393                   16,709
Cash and cash equivalents                                            16,417                    2,897
Other assets                                                            312                      169
                                                            ---------------          ---------------
                                                                 $1,206,347               $1,319,995
                                                            ---------------          ---------------
                                                            ---------------          ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Current coupon convertible debentures due 2000            $213,170                 $213,170
         Zero coupon convertible debentures due 2000 net of
           unamortized discount of $234,460 and $259,322            351,725                  326,863
         Floating rate notes due 2000                               116,296                  150,000
         14% debentures due 2007, net of
           unamortized discount of $4,371 and $4,639                 70,629                   70,361
         Working capital loan                                        10,000
         Accrued interest payable                                    58,571                   37,338
         Stock appreciation rights                                   12,661                    2,611
         Accounts payable and accrued expenses                        2,778                    2,185
         Accrued transaction costs and deal expenses                 25,163
                                                            ---------------          ---------------
                                                                    860,993                  802,528
                                                            ---------------          ---------------

Contingencies

Stockholders' equity:
         Common stock $.01 par value:
          150,000,000 shares authorized,
          38,260,704 shares issued and outstanding                      383                      383
         Additional paid-in capital                                 707,545                  707,545
         Distributions to stockholders in excess
          of net income                                            (362,574)                (190,461)
                                                            ---------------          ---------------

                      Total stockholders' equity                    345,354                  517,467
                                                            ---------------          ---------------
                                                                 $1,206,347               $1,319,995
                                                            ---------------          ---------------
                                                            ---------------          ---------------


                        SEE NOTES TO FINANCIAL STATEMENTS

                       ROCKEFELLER CENTER PROPERTIES, INC.
                            STATEMENTS OF OPERATIONS
                     ($ in thousands except per share data)
                                   (UNAUDITED)


                                                         QUARTERS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                       1995           1994           1995            1994
                                                    ----------     ----------     ----------      ----------
Revenues:
     Loan interest income                                        (1) $27,336        $20,339 (1)    $81,396
     Short term investment, portfolio, and
      other interest income                              $556             81          1,003            553
                                                    ----------     ----------     ----------      ----------
                                                          556         27,417         21,342         81,949
                                                    ----------     ----------     ----------      ----------
Expenses:
  Interest expense:
    Current coupon convertible debentures               5,871          5,744         17,107         16,735
    Zero coupon convertible debentures                  8,558          7,764         24,862         22,555
    14% debentures                                      2,751                         8,252
    Floating rate notes                                 4,457                        13,984
    Commercial paper and other interest                    70          5,989             70         18,886
    Charge for uncovered swaps                                         3,125                         3,125
                                                    ----------     ----------     ----------      ----------
                                                       21,707         22,622         64,275         61,301

    General and administrative                          2,902          1,328          6,112          3,611
    Amortization of deferred debt issuance
      and letter of intent costs                        6,384            177          8,116            529
    Stock appreciation rights liability                11,478                        10,050
    Effects of the execution and delivery of the
      merger agreement                                 99,163                        99,163
                                                    ----------     ----------     ----------      ----------
                                                      141,634         24,127        187,716         65,441



Net (loss) income before non-recurring income        (141,078)         3,290       (166,374)        16,508
Non-recurring income (gain on sales of
      portfolio securities)                                               31                            31
                                                    ----------     ----------     ----------      ----------
Net (loss) income                                   ($141,078)        $3,321      ($166,374)       $16,539
                                                    ----------     ----------     ----------      ----------
                                                    ----------     ----------     ----------      ----------

Net (loss) income per share                          ($3.69)          $0.09         ($4.35)         $0.43
                                                    ----------     ----------     ----------      ----------
                                                    ----------     ----------     ----------      ----------

(1) Loan interest income for the quarter and nine months ended September 30, 1995 is presented on a cash basis, see Note 1.


                        SEE NOTES TO FINANCIAL STATEMENTS

                       ROCKEFELLER CENTER PROPERTIES, INC.
                            STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (UNAUDITED)


                                                                                                  NINE MONTHS
                                                                                              ENDED SEPTEMBER 30,
                                                                                            1995               1994
                                                                                       -------------      -------------
Cash flows from operating activities:
        Loan interest received                                                           $20,339             $59,021
        Short term investment, portfolio and other interest income received                  998                 998
        Interest paid on floating rate notes                                             (13,410)
        Interest paid on 14% debentures                                                   (4,521)
        Interest paid on commercial paper and other                                                          (18,422)
        Payments for accounts payable, accrued expenses and other assets                  (5,793)             (3,238)
                                                                                       -------------      -------------
          Net cash (used in) provided by operating activities                             (2,387)             38,359
                                                                                       -------------      -------------
Cash flows from investing activities:
        Draw downs on letter of credit support                                            50,000
        Portfolio maturities and redemptions                                                                  14,331
                                                                                       -------------      -------------
          Net cash provided by investing activities                                       50,000              14,331
                                                                                       -------------      -------------
Cash flows from financing activities:
        Dividends paid                                                                    (5,739)            (13,391)
        Floating rate note principal repayment                                           (33,704)
        Net proceeds from working capital loan                                             8,025
        Letter of intent fee and other financing fees                                     (2,675)
        Maturities of commercial paper, net                                                                  (39,350)
                                                                                       -------------      -------------
          Net cash used in financing activities                                          (34,093)            (52,741)
                                                                                       -------------      -------------
Net increase (decrease) in cash                                                           13,520                 (51)
Cash and cash equivalents at the beginning of the period                                   2,897                 252
                                                                                       -------------      -------------
Cash and cash equivalents at the end of the period                                       $16,417                $201
                                                                                       -------------      -------------
                                                                                       -------------      -------------
Reconciliation of Net (Loss) Income to Net Cash Provided by Operating Activities:

Net (loss) income                                                                      ($166,374)            $16,539
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Effects of the execution and delivery of the merger agreement                     99,163
        Gain on sale of portfolio securities                                                                     (31)
        Amortization of discount:
          Zero coupon convertible debentures                                              24,862              22,556
          14% debentures                                                                     268
        Increase in interest receivable and amortization of loan
          receivable discount, net                                                            (5)            (21,930)
        Increase in deferred debt issuance and letter of intent costs
          and other assets, net                                                            7,823                 745
        Increase in accrued interest payable and amortized
          unpaid discount on commercial paper                                             21,233              17,203
        Increase  in stock appreciation rights liability                                  10,050
        Increase in uncovered swap liability                                                                   3,125
        Decrease in accounts payable and accrued expenses                                    593                 152
                                                                                       -------------      -------------
        Net cash (used in) provided by operating activities                              ($2,387)            $38,359
                                                                                       -------------      -------------
                                                                                       -------------      -------------

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

     STATUS OF THE BORROWER
On May 11, 1995, the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company's only significant source of income is interest received on the mortgage loan from the Borrower. As a result of this filing and until such time as these Chapter 11 cases have been brought to a conclusion, the Company does not expect to receive interest payments from the Borrower and the Company's ability to enforce its rights under the mortgage loan has been and will be stayed unless and until the Court issues an order permitting the Company to take steps to enforce such rights. The Company cannot predict either the length of time it will take to conclude these proceedings or the ultimate outcome of these proceedings. However, the Borrower has advised the Bankruptcy Court that it intends to turn over ownership of the Property to the Company upon consummation of a confirmed reorganization plan.

Due to the significant uncertainties created by the Borrower's Chapter 11 filings, the Company has limited recognition of income on the mortgage loan for the nine months ended September 30, 1995 to the cash actually received from the Borrower during this period. Similarly, as a result of the significant uncertainties caused by the Borrower's Chapter 11 filings, the Company intends, for accounting purposes, to apply future cash receipts, if any, from the Borrower to reduce the carrying value of the mortgage loan. The application of the cash receipts to reduce the carrying value of the mortgage loan occurred in the second quarter of 1995 when the Company drew down the $50 million under letters of credit and reduced the carrying value of the mortgage loan to $1.25 billion. For additional information related to the potential resolution of the significant uncertainties created by the Borrower's Chapter 11 filings, and the effects of this potential resolution on the carrying value of the mortgage loan, see Note 8 - Subsequent Events.

2.   LOAN RECEIVABLE AND INTEREST INCOME
The mortgage loan, which is in the face amount of $1.3 billion, was made pursuant to a Loan Agreement between the Company and the Borrower dated September 19, 1985 (as amended, the "Loan Agreement"), and is evidenced by two notes (collectively, as amended, the "Note"). Following the Borrower's failure to make the interest payment due on May 31, 1995, the Company drew down the full amount available under the $50 million of letters of credit which supported, among other things, payment of the Base Interest (as defined) on the mortgage loan.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

Due to the significant uncertainties caused by the Borrower's Chapter 11 filings and solely for accounting purposes, this $50 million had been applied to reduce the carrying value of the mortgage loan to $1.25 billion. Consummation of the transactions contemplated by the Merger Agreement (see Note 8) would resolve many of the significant uncertainties created by the Borrower's Chapter 11 filings. Accordingly, the Company has further reduced the carrying value of the mortgage loan by $74 million to reflect the economics of the transactions contemplated by the Merger Agreement. The mortgage loan and interest receivable on the mortgage loan are combined on the Balance Sheet as of September 30, 1995 and a reclassification has been made to the previously reported
December 31, 1994 Balance Sheet to combine these items.

See Note 1 for a discussion of the status of the Borrower.

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

Loan interest income of the Company for the nine months ended September 30, 1994 has been calculated on the basis of the average yield on the Note through December 31, 2000 (the "Equity Conversion Date" and the date at which the mortgage loan would have, if not converted, begun to bear floating rates of interest). Based on the scheduled principal and interest payments the average yield is 8.51% per annum and combines (using the interest method) differing coupon rates of base interest with the amortization of original issue discount applicable to the loan.

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

    FLOATING RATE NOTES
Interest expense on the Floating Rate Notes is based on the 90-day London Interbank Offered Rate ("LIBOR") plus 4%. At September 30, 1995, the interest rate in effect was 9.875%. The average interest rate for the nine months ended September 30, 1995 was 10.18%. In addition to this interest based upon LIBOR, interest expense on the Floating Rate Notes includes the financial effect associated with interest rate swap agreements used for hedging purposes (see below).

Under the terms of the Floating Rate Notes, mandatory principal payments are required to be made of net cash flow ("Net Cash Flow") (calculated as of the most recent fiscal quarter), which is defined as all gross receipts minus actual operating expenses incurred; interest paid or accrued (on a straight line basis) on the Floating Rate

                       ROCKEFELLER CENTER PROPERTIES, INC.
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

Notes, 14% Debentures, Current Coupon Convertible Debentures, and other indebtedness (as defined) permitted under the agreements governing the Floating Rate Notes; dividends paid or accrued; and distributions paid or accrued on the Warrants and SARs. On September 1, 1995, due to the draw down on the letters of credit supporting the payment of Base Interest on the mortgage loan, the Company made a mandatory principal payment on the Floating Rate Notes of $33.7 million.

    14% DEBENTURES
Interest expense on the 14% Debentures also includes the straight line amortization of the original issue discount related to the Warrants and SARs through the expiration date of December 31, 2007. Under the terms of the 14% Debentures, to the extent that Net Cash Flow is insufficient to pay interest on the due date, the Company will not be obligated to pay interest on the 14% Debentures on such date and such interest will accrue.

In connection with the issuance of the 14% Debentures in December 1994, the Company separately issued to Whitehall Street Real Estate Limited Partnership V ("Whitehall") 5,349,541 SARs which remain outstanding as of September 30, 1995. The SARs are exchangeable for 14% Debentures or, under certain circumstances, for Warrants on a one-for-one basis. Each stock appreciation right is exchangeable for a principal amount of 14% Debentures equal to the product of the average daily market prices of the common stock for the 30 consecutive trading days immediately preceding the date of exchange ($7.3667 at September 30, 1995) minus the exercise price per share of the Warrants into which the SARs are exchangeable ($5 per Warrant) times the number of Warrants into which the SARs are exchangeable (5,349,541 in aggregate). Under their current terms, the SARs would be automatically exchanged for Warrants on a one-for-one basis following adoption and filing of an amendment to the Certificate of Incorporation which would permit the holders of the SARs to own in excess of 9.8% of the outstanding shares of the Company's stock and adoption of any necessary Board resolutions. Upon any such exchange, the SARs liability would be reclassified to paid-in capital, requiring no further adjustments to future earnings.

Due to the increase in the market price of the Company's stock during the nine months ended September 30, 1995, the Company was required to increase its SARs liability and record a current noncash charge to earnings of $10,050,000 in the first nine months of 1995. The Company is required to make adjustments to earnings for the difference between the aggregate principal amount of 14% Debentures issuable upon exchange of the SARs (SARs liability) and the value at which the SARs liability is carried by the Company.

    INTEREST RATE SWAP AGREEMENTS
In connection with its issuance of commercial paper (subsequently replaced with Floating Rate Notes and 14% Debentures) and its portfolio of investment securities which was liquidated in 1993 and 1994, the Company entered into interest rate swap agreements with financial institutions that were intended either to fix a portion of the Company's interest rate risk on floating rate debt ("Liability Swaps"), or to fix the yield on its floating rate portfolio securities ("Asset Swaps"). Under the Liability Swaps, the Company pays a fixed rate of interest semi-annually and receives a variable rate of interest semi-annually based on 180-day LIBOR. Under the Asset Swaps, the Company received a fixed rate of interest semi-annually and paid a variable rate of interest quarterly based on 90-day LIBOR. In connection with the issuance of the Floating Rate Notes and 14% Debentures in December 1994, the Company retired all of its Asset Swaps and certain of its Liability Swaps. The amount to be paid or received from interest rate swap agreements is accrued as floating interest rates are reset semi-annually and, through the December 1994 retirement date of the commercial paper borrowings, is included as a component of

                       ROCKEFELLER CENTER PROPERTIES, INC.
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

interest expense on commercial paper and other. Since the retirement of the Company's commercial paper, the Company presents the financial effect of interest rate swaps as a component of interest expense on Floating Rate Notes. The $105,000,000 notional amount of Liability Swaps outstanding at September 30, 1995 represents three contracts each expiring during 1998.

The net notional principal, weighted average interest rate of net swaps outstanding and annualized net payment relating to interest rate swap contracts, as of September 30, 1995 and 1994 are as follows:

                                         1995            1994
                                    --------------  --------------
         Net notional principal      $105,000,000    $245,000,000
                                    --------------  --------------
                                    --------------  --------------
         Weighted average interest
          rate of net swaps
           outstanding                  3.5599%          4.9032%
                                    --------------  --------------
                                    --------------  --------------

        Annualized net payment         $3,738,000     $12,013,000
                                    --------------  --------------
                                    --------------  --------------


The current settlement value of all swaps outstanding at September 30, 1995, based on market quotes, was a liability for the Company of approximately $9.7 million as compared to approximately $25.3 million at September 30, 1994. Generally, the net settlement value would decrease with an increase in LIBOR rates and would increase as a result of a decrease in LIBOR rates.

4.   NET (LOSS) INCOME PER SHARE AND DISTRIBUTIONS
Net (loss) income per share is based upon 38,260,704 average shares of Common Stock outstanding during the quarters ended September 30, 1995 and 1994, respectively. For the quarters and nine months ended September 30, 1995 and 1994, fully diluted net (loss) income per share is not presented since the effect of the assumed conversion of the Convertible Debentures, Warrants and SARs would be anti-dilutive.

On September 12, 1995, the Company announced that its Board of Directors had concluded that due to the significant uncertainties created by the Borrower's Chapter 11 filings, it would not be appropriate to pay a dividend for the quarter ended September 30, 1995.

5.  LEGAL MATTERS

On January 23, 1995, Bear, Stearns & Co., Inc. and Donaldson Lufkin & Jenrette Securities Corporation commenced an action against the Company in the Supreme Court of New York, County of New York. The plaintiffs allege that the Company breached a contract relating to the plaintiffs' provision of investment banking services to the Company. The plaintiffs seek $5,062,500, plus costs, attorneys' fees and interest. The Court denied the Company's motion to dismiss the complaint on September 21, 1995. On October 10, 1995, the Company filed an answer to the complaint which denied the plaintiffs' allegations and asserted numerous affirmative defenses. The Company intends to vigorously contest the plaintiffs' claims. The Company does not expect the outcome of this litigation to have a material effect on the financial condition of the Company.

On May 11, 1995 the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York as described in Note 1.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

On May 24, 1995 Jerry Krim commenced an action encaptioned KRIM V. ROCKEFELLER CENTER PROPERTIES, INC. AND PETER D. LINNEMAN. On June 7, 1995, Kathy Knight and Moishe Malamud commenced an action encaptioned KNIGHT, ET AL. V. ROCKEFELLER CENTER PROPERTIES, INC. AND PETER D. LINNEMAN. Both actions were filed in the United States District Court for the Southern District of New York and purport to be brought on behalf of a class of plaintiffs comprised of all persons who purchased the Company's common stock between March 20, 1995 and May 10, 1995. The complaints allege that the Company and Dr. Linneman violated the federal securities laws by their purported failure to disclose prior to May 11, 1995 that the Borrower would file for bankruptcy protection. The cases have been consolidated. On July 28, 1995, the Company and Dr. Linneman filed answers to the complaints denying plaintiffs' substantive allegations and asserting numerous affirmative defenses. On September 22, 1995, plaintiffs served an Amended Class Action Complaint adding RCPI's remaining directors and its president as defendants. In addition to the foregoing claims, the Amended Complaint also asserts a cause of action for breach by RCPI's directors and its president of their fiduciary duties by approving the Combination Agreement (as defined in Note 6 - Agreements with EOH and Z/ML III). The plaintiffs are seeking damages in such amount as may be proved at trial. Plaintiffs are also seeking injunctive relief, plus costs, attorneys fees and interest. The Company believes that plaintiffs' allegations are without merit and intends to vigorously contest these actions.

On July 6, 1995 Charal Investment Company, Inc. commenced a derivative action against certain of the Company's present and former directors in the Court of Chancery of the State of Delaware in and for New Castle County ("Delaware Court of Chancery"). The Company was named as a nominal defendant. The plaintiff alleges that the directors breached their fiduciary duties by: (1) using commercial paper proceeds to repurchase Convertible Debentures; (2) entering into interest rate swaps; and (3) making capital distributions to stockholders. Prior to the commencement of the action, the Company's Board of Directors appointed a special committee of the Board to review the plaintiff's pre-suit demand that it institute litigation on the Company's behalf with respect to such claims and recommend a course of action to the full board. Plaintiff nevertheless commenced the action, asserting that circumstances did not permit further delay. On November 7, 1995 the Court of Chancery dismissed this action without prejudice due to plaintiff's failure to comply with the requirements of the Court of Chancery Rule 23.1.

On July 31, 1995, L.L. Capital Partners, L.P. commenced an action against the Company in the United States District Court in the Southern District of New York. The plaintiff alleges that, prior to December 1993, the Company failed to disclose its purported belief that the Rockefeller family and the Borrower's corporate parent would cease to fund the Borrower's cash flow shortfalls. The Company believes that plaintiff's allegations are without merit and intends to vigorously contest this action. In September 1995 counsel for the Company filed a motion to dismiss this action for failure to state a claim.

On September 13 and 14, 1995, four class action complaints, captioned FAEGHEH MOEZINIA V. PETER D. LINNEMAN, BENJAMIN D. HOLLOWAY, PETER G. PETERSON, WILLIAM
F. MURDOCH, JR. AND ROCKEFELLER CENTER PROPERTIES, INC.; MARTIN ZACHARIAS V. B.D. HOLLOWAY, P.G. PETERSON, W.F. MURDOCH, P.D. LINNEMAN AND ROCKEFELLER CENTER PROPERTIES, INC.; JAMES COSENTINO V. PETER D. LINNEMAN, BENJAMIN D. HOLLOWAY, PETER G. PETERSON, WILLIAM F. MURDOCH, JR. AND ROCKEFELLER CENTER PROPERTIES, INC.; and MARY MILLSTEIN V. PETER D. LINNEMAN, PETER G. PETERSON, BENJAMIN D. HOLLOWAY, WILLIAM F. MURDOCH, JR. AND ROCKEFELLER CENTER PROPERTIES, INC., were filed in the Delaware Court of Chancery. On October 3, 1995, an additional complaint captioned ROBERT MARKEWICH V. PETER D. LINNEMAN AND DANIEL M. NEIDICH, ET AL., was filed in the Delaware Court of Chancery. On October 11, 1995, an additional complaint captioned HUNTER HOGAN V. ROCKEFELLER CENTER PROPERTIES, INC., ET AL., was filed in the

                       ROCKEFELLER CENTER PROPERTIES, INC.
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

Delaware Court of Chancery. Each of the complaints purports to be brought on behalf of a class of plaintiffs comprised of shareholders of the Company who have been or will be adversely affected by the Combination Agreement. All of the complaints allege that RCPI's Directors breached their fiduciary duties by approving the Combination Agreement. The complaints seek damages in such amount as may be proved at trial. Plaintiffs also seek injunctive relief, plus costs, and attorneys fees. On November 8, 1995 the Court of Chancery entered an order consolidating these actions. The Company believes plaintiffs' allegations are without merit and intends to contest these actions vigorously.

6.  AGREEMENTS WITH EOH AND Z/ML III
In August 1995, the Company entered into a Letter of Intent (the "Letter of Intent") dated as of August 16, 1995 with Equity Office Holdings, L.L.C. ("EOH") with respect to a possible business combination between the Company and a group of investors described therein and, in connection therewith, paid to EOH a fee of $2.0 million. In the same month the Company entered into an Investment Agreement dated as of August 18, 1995 (the "Z/ML III Investment Agreement") with Zell/Merrill Lynch Opportunity Partners Limited Partnership III ("Z/ML III") pursuant to which Z/ML III made a $10 million working capital loan to the Company and, in connection therewith, the Company paid Z/ML III a fee of $1.9 million. The Company also paid Z/MLIII a fee of $.4 million upon execution of the Letter of Intent. In addition, the Company paid other financing fees associated with these transactions of $.3 million. In September 1995, the Company entered into an Agreement and Plan of Combination dated as of September 11, 1995 (the "Combination Agreement") with EOH. See Note 8 - Subsequent Events.

7.  SUMMARIZED FINANCIAL INFORMATION CONCERNING THE BORROWER
Summarized financial information concerning the results of operations of the Property provided by the Borrower is presented below. For additional information concerning the Borrower see Management's Discussion and Analysis of Financial Condition and Results of Operations - The Property.

                                            ($ in thousands)
                                              (unaudited)

                                     Quarters ended         Nine Months ended
                                      September 30,            September 30,
                                   1995         1994        1995         1994
                                   ----         ----        ----         ----
     Gross Revenue               $53,427      $57,680     $157,527    $168,713
                              ------------  ----------- ------------ ----------
     Less:
        Operating expenses       (32,653)     (41,290)    (110,133)   (120,791)
        Interest expense, net                 (29,379)     (45,038)    (87,327)
        Reorganization items         (10)                     (273)
                              ------------  ----------- ------------ ----------
     Net income (loss)           $20,764     ($12,989)      $2,083    ($39,405)
                              ------------  ----------- ------------ ----------
                              ------------  ----------- ------------ ----------


8.   SUBSEQUENT EVENTS
On November 7, 1995, the Company executed and delivered an Agreement and Plan of Merger dated as of November 7, 1995 (the "Merger Agreement") with a group of investors (the "Investor Group") including Exor Group S.A., David Rockefeller, Rockprop L.L.C., Troutlet Investments Corporation and Whitehall pursuant to

                       ROCKEFELLER CENTER PROPERTIES, INC.
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

which, subject to satisfaction of the conditions specified in the Merger Agreement, a corporation formed by the Investor Group would merge with the Company, the surviving company would be wholly owned by the Investor Group, and shareholders of the Company would receive $8.00 in cash for each of their shares of Company Common Stock.

The Merger Agreement provides, among other things, that Goldman Sachs Mortgage Company ("GSMC"), which is a party to the Merger Agreement for this purpose, would make available to the Company up to $45 million of credit during the period between November 7, 1995 and the consummation of the merger contemplated by the Merger Agreement. Such credit would be secured on the same basis as the Floating Rate Notes and the 14% Debentures but would accrue interest at the rate of 10% per annum (compounded quarterly) and be prepayable at any time without penalty. If borrowings under this facility have not been repaid by the earlier of March 31, 1996 or any termination of the Merger Agreement in specified circumstances, including any exercise by the Company of its "fiduciary out," such borrowings would be subject to the same terms and conditions as those applicable to the Floating Rate Notes. On November 7, 1995 the Company borrowed $10.2 million from GSMC under this facility and terminated the Combination Agreement.

On November 8, 1995, the Company paid Z/ML III the principal and interest on the $10 million working capital loan which had been made pursuant to the Z/ML III Investment Agreement.

Consummation of the transactions contemplated by the Merger Agreement would resolve many of the significant uncertainties created by the Borrower's Chapter 11 filings. Prior to the execution and delivery of the Merger Agreement, the Company had based the value assigned to the Property on an independent appraisal at December 31, 1994, which was subject to a concurring review. The appraisal, at that time, gave the clearest indication as to the value of the Property. However, the terms of the Merger Agreement could be considered to indicate that the market value of the Property now may be less than the carrying value of the mortgage loan as reported in the June 30, 1995 interim financial statements. Accordingly, the Company has reflected in its September 30, 1995 interim financial statements a valuation reserve, totaling $74 million, to reduce the carrying value of its mortgage loan to reflect the economics of the transactions contemplated by the Merger Agreement. In addition, the Company has recorded certain deal expenses and transaction costs aggregating $25.2 million which reflect the breakup fee related to the termination of the Combination Agreement, professional fees, and certain liquidation expenses and other liabilities specifically provided for in the Merger Agreement. Finally, the Company has recognized as expense certain deferred debt issuance and Letter of Intent costs totaling $4.4 million related to the terminated Combination Agreement.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES--THE COMPANY
The discussion below relates primarily to the Company's financial condition and results of operations for the first nine months of 1995.

The primary source of liquidity for the Company has been interest income received on its mortgage loan to two partnerships (collectively, the "Borrower"). The mortgage loan is secured by leasehold mortgages in the aggregate amount of approximately $44.8 million which were assigned to the Company, consolidated, spread and recorded as a first mortgage lien against the entire property ("Property"). Until September 6, 1994, the mortgage loan also was secured by an unrecorded mortgage in the amount of approximately $1,255.2 million. On September 6, 1994, the Company recorded this mortgage. The mortgage loan is further secured by a recorded assignment of rents pursuant to which the Borrower has assigned to the Company, as security for repayment of the mortgage loan, the Borrower's rights to collect certain rents with respect to the Property.

The credit facility extended by Goldman Sachs Mortgage Company ("GSMC") to the Company under the Merger Agreement, described in Note 8 of the Notes to Financial Statements is expected to provide sufficient liquidity for the Company until the earlier of the consummation of the merger contemplated by the Merger Agreement or March 31, 1996. If such merger has not been consummated by March 31, 1996, the Company will not have sufficient liquidity to service its debts and fund its operations after such date unless it is able to raise additional funds from GSMC or other sources. There can be no assurance that the Company would be able to do so on acceptable terms.

    STATUS OF THE BORROWER
On May 11, 1995, the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company's only significant source of income has been interest received on the mortgage loan from the Borrower. As a result of this filing and until such time as these Chapter 11 cases have been brought to a conclusion, the Company does not expect to receive interest payments from the Borrower and the Company's ability to enforce its rights under the mortgage loan has been and will be stayed unless and until the Court issues an order permitting the Company to take steps to enforce such rights. The Company cannot predict either the length of time it will take to conclude these proceedings or the ultimate outcome of these proceedings. However, the Borrower has advised the Bankruptcy Court that it intends to turn over ownership of the Property to the Company pursuant to a confirmed reorganization plan.

Due to the significant uncertainties created by the Borrower's Chapter 11 filings, the Company has limited recognition of income on the mortgage loan for the nine months ended September 30, 1995 to the cash actually received from the Borrower during this period. Similarly, as a result of the significant uncertainties caused by the Borrower's Chapter 11 filings, the Company intends, for accounting purposes, to continue to apply future cash receipts, if any, from the Borrower to reduce the carrying value of the mortgage loan. The application of the cash receipts to reduce the carrying value of the mortgage loan occurred in the second quarter of 1995 when the Company drew down the $50 million under letters of credit and reduced the carrying value of the mortgage loan to $1.25 billion. For additional information related to the potential resolution of the significant uncertainties created by the Borrower's Chapter 11 filings, and the effects of this potential resolution on the carrying value of the mortgage loan, see Note 8 of the Notes to Financial Statements.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

    MORTGAGE LOAN INTEREST INCOME
Following the Borrower's failure to make the interest payment due on May 31, 1995, the Company drew down the full amount available under the $50 million of letters of credit which supported, among other things, payment of Base Interest (as defined) on the mortgage loan. Due to the significant uncertainties caused by the Borrower's Chapter 11 filings and solely for accounting purposes, this $50 million has been applied to reduce the carrying value of the mortgage loan.

During the nine months ended September 30, 1995 and 1994, cash from the Borrower for payment of interest income on the mortgage loan was $20,339,000 and $59,021,000, respectively. The mortgage loan agreement, enforcement of which is stayed, unless and until the Court orders otherwise, during the pendency of the Borrower's Chapter 11 cases, provides for Base Interest to be paid by the Borrower in accordance with a schedule requiring the Borrower to pay on November 30 of each year that portion of the Base Interest payment due for the whole year equal to the interest that is payable during such year with respect to the Current Coupon Convertible Debentures of the Company due 2000 and the remainder quarterly on February 28, May 31, August 31 and November 30 of each such year.

The mortgage loan also provides for Additional Interest (as defined) to be earned by the Company under certain circumstances. No Additional Interest has been earned by the Company to date. Based on present conditions in the Midtown Manhattan rental market, the Company does not currently expect that it would earn Additional Interest even if the Borrower's reorganization proceedings were terminated.

    SHORT TERM INVESTMENT, PORTFOLIO AND OTHER INTEREST INCOME
Short term investment, portfolio and other interest income received during the nine months ended September 30, 1995 and 1994 totaled $998,000 and $998,000, respectively. During the first nine months of 1995, interest was received on invested funds. The Company's short term investments are highly liquid and have the highest credit rating with a maturity of less than three months. During the first nine months of 1994, interest was primarily received on the Company's portfolio of investment securities.

    DEBT
On December 29, 1994, the Company issued $150,000,000 of floating rate notes ("Floating Rate Notes") and $75,000,000 of 14% debentures ("14% Debentures") and warrants ("Warrants") and stock appreciation rights ("SARs"). Interest payments on the Floating Rate Notes are made quarterly on March 1, June 1, September 1 and December 1 of each year. The Company paid $10,510,000 of interest on the Floating Rate Notes and $2,900,000 of interest on its swap agreements for a total of $13,410,000 paid in floating rate interest during the nine months ended September 30, 1995. Under the terms of the Floating Rate Notes mandatory principal payments are required to be made of net cash flow ("Net Cash Flow") (calculated as of the most recent fiscal quarter), which is defined as all gross receipts minus actual operating expenses incurred; interest paid or accrued (on a straight line basis) on the Floating Rate Notes, 14% Debentures, Current Coupon Convertible Debentures and other indebtedness (as defined) permitted under the agreements governing the Floating Rate Notes; dividends paid or accrued; and distributions paid or accrued on the Warrants and SARs. On September 1, 1995, due to the draw down on the letters of credit supporting the payment of base interest on the mortgage loan, the Company made a mandatory principal payment on the Floating Rate Notes of $33.7 million.

Interest on the 14% Debentures is payable semi-annually on June 2 and December 2 of each year. The Company paid $4,521,000 of interest on the 14% Debentures during the nine months ended September 30, 1995.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

As discussed in Note 3 of the Notes to the Financial Statements, the annualized payment relating to the $105,000,000 notional principal of the interest rate swaps outstanding at September 30, 1995 was $3,738,000. This amount may change during the remainder of 1995 and in subsequent years, as the floating rates receivable are periodically reset.

Coupon payments on outstanding Current Coupon Convertible Debentures are made annually on December 31. The interest rate payable on the $213,170,000 Current Coupon Convertible Debentures outstanding as of September 30, 1995 is 13% per annum and, assuming no change in the amount of Current Coupon Convertible Debentures outstanding, the interest payment will total $27,712,000 on January 2, 1996. Prior to January 1, 1995, this interest rate was 8% per annum. The Company has not repurchased any of its Convertible Debentures since 1992 and, under the terms of the 14% Debentures and Floating Rate Notes, the Company is not permitted to repurchase any of its Convertible Debentures.

The following schedule presents the components of commercial paper and other interest paid during the period shown.

                                                      Nine Months Ended
                                                      September 30, 1994
                                                     --------------------
         Interest rate swap agreements                   $10,150,000
         Commercial paper (including commercial
           paper fees and expenses)                        8,272,000
                                                     --------------------
                                                         $18,422,000
                                                     --------------------
                                                     --------------------
    NON-DISTURBANCE AGREEMENTS
The Company has executed non-disturbance agreements with tenants that occupy at least a full floor in any of the buildings comprising a part of the Property and certain other tenants. Such agreements provide that in the event of a foreclosure of the mortgage loan, such tenant's possession of space within the Property will not be disturbed so long as such tenant is in compliance with the terms of its lease. In addition, certain of these tenants, under their leases, may offset fixed rent otherwise payable to the Borrower (up to specified maximum amounts) in the event that the Borrower has failed to pay for certain alterations to the leased property provided for in their leases. In the event the aggregate amount that all such tenants may offset (the "Rent Offset Amount") exceeds $37.5 million, an agreement with the Borrower (enforcement of which is stayed by the pendency of the Borrower's Chapter 11 cases) contemplates that the Borrower would maintain credit support facilities to provide additional security in an amount equal to at least 50% of the positive excess. As of September 30, 1995, the Company had executed seven rent offset agreements with tenants. The total Rent Offset Amount at such date was $15.7 million, which is below the $37.5 million threshold and, accordingly, the Borrower would not, in any event, be required to maintain credit support facilities for this Rent Offset Amount.

RESULTS OF OPERATIONS--THE COMPANY
The Company's principal source of revenue during each of the nine-month periods ended September 30, 1995 and 1994 was loan interest income recognized on the mortgage loan. As discussed in Note 1 of the Notes to Financial Statements, loan interest income was recognized only to the extent of loan interest actually received from the Borrower during the nine-month period ended September 30, 1995. Loan interest income exceeded loan interest received by $22,375,000 during the nine-month period ended September 30, 1994. The difference in the period ended September 30, 1994 is attributable partially to the aforementioned schedule of periodic interest payments, partially to the amortization of original issue discount applicable to the mortgage loan and partially to

                       ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

the recognition of interest income on the mortgage loan according to the effective interest method by which interest is calculated on the basis of the average yield on the notes evidencing the mortgage loan through the Equity Conversion Date.

Short term investment, portfolio and other interest income for the nine months ended September 30, 1995 increased by $450,000 or 81.4%, from that of the comparable prior year period as a result of increased interest earnings on short term investments due to the investing of funds received from the letter of credit proceeds discussed in Note 2 of the Notes to Financial Statements.

Interest expense on Current Coupon Convertible Debentures for the nine months ended September 30, 1995 increased by $372,000 or 2.2%, over that of the comparable prior year period, principally as a result of the recognition of interest expense according to the effective interest method by which interest is calculated on the basis of the average interest expense on the Current Coupon Convertible Debentures through the maturity date, December 31, 2000.

Interest expense on Zero Coupon Convertible Debentures for the nine months ended September 30, 1995 increased by $2,307,000 or 10.2%, over that of the comparable prior year period, principally as a result of accruals of interest on the increasing accretion of the principal amount of the Zero Coupon Convertible Debentures. Such accruals of interest grow at the annual rate of 10.2%.

Interest expense on the 14% Debentures and Floating Rate Notes, which replaced commercial paper borrowings and retired a portion of the Company's interest rate swap agreements in December 1994, and other interest expense for the nine months ended September 30, 1995 increased by $3,420,000 or 18.1%, over that incurred on the commercial paper in the comparable prior year period principally due to the increase in interest rates between 1995 and 1994.

Combined interest expense on all debt totaled $64,275,000 and $61,301,000 for each of the nine-month periods ended September 30, 1995 and 1994, respectively. These amounts accounted for 76.4% and 93.7% of total expenses in each of the respective periods.

General and administrative expenses for the nine months ended September 30, 1995 increased by $2,501,000, or 69.3%, over that of the comparable prior year period, due to increased legal fees and investor relations related expenses principally due to actions taken as a result of the Borrower's Chapter 11 filings.

Amortization of deferred debt issuance and letter of intent costs for the nine months ended September 30, 1995 increased by $7,584,000 due principally to the write off of deferred debt issuance and letter of intent costs totaling $4,431,000 relating to the termination of the working capital loan and the Combination Agreement. For additional information see Notes 6 and 8 of the Notes to Financial Statements. In addition, amortization of deferred debt issuance costs increased due to the issuance of the 14% Debentures and Floating Rate Notes in December 1994.

The Company was required to record a charge to earnings of $10,050,000 for the nine months ended September 30, 1995 to increase the SARs liability to reflect the aggregate principal amount of 14% Debentures that would have been issuable upon exchange of the SARs on September 30, 1995. The Company will be required to make future adjustments to earnings to reflect the aggregate principal amount of 14% Debentures issuable upon

                       ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

exchange of the SARs based upon the current market price of the Company's stock unless an amendment to the Company's Certificate of Incorporation is adopted and filed and any necessary Board resolutions are adopted which would result in an automatic exchange of SARs for Warrants (see Note 3 of the Notes to Financial Statements).

Consummation of the transactions contemplated by the Merger Agreement would resolve many of the significant uncertainties created by the Borrower's Chapter 11 filings. Prior to the execution and delivery of the Merger Agreement, the Company had based the value assigned to the Property on an independent appraisal at December 31, 1994, which was subject to a concurring review. The appraisal, at that time, gave the clearest indication as to the value of the Property. However, the terms of the Merger Agreement could be considered to indicate that the market value of the Property now may be less than the carrying value of the mortgage loan as reported in the June 30, 1995 interim financial statements. Accordingly, the Company has reflected in its September 30, 1995 interim financial statements a valuation reserve, totaling $74,000,000, to reduce the carrying value of its mortgage loan to reflect the economics of the transactions contemplated by the Merger Agreement. In addition, the Company has recorded certain deal expenses and transaction costs aggregating $25,163,000 which reflect the breakup fee relating to the termination of the Combination Agreement, professional fees, and certain liquidation expenses and other liabilities specifically provided for in the Merger Agreement. See Note 8 of the Notes to Financial Statements relating to the transactions contemplated by the Merger Agreement.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

THE PROPERTY
The financial information and analysis included in the following discussions of the "Financial Condition and Outlook - The Property", "Results of Operations - The Property", and "Cash Flow - The Property" have been furnished to the Company by Rockefeller Center Properties and its affiliate, RCP Associates.

PROCEEDINGS UNDER CHAPTER 11
On May 11, 1995 (the "Petition Date"), Rockefeller Center Properties ("RCP") and its affiliate, RCP Associates, (collectively, the "Debtors") filed voluntary petitions for reorganizations under Chapter 11 (the "Chapter 11 Cases"), title 11 of the United States Code, as amended (the "Bankruptcy Code"), in the United States Bankruptcy Court of the Southern District of New York (the "Bankruptcy Court"). The Chapter 11 Cases have been assigned case numbers 95 B 42089 and 95 B 42088 (PBA), respectively. The separate Chapter 11 Cases of the Debtors have been consolidated for procedural purposes and are being jointly administered pursuant to an order of the Bankruptcy Court. A statutory unsecured creditors' committee has been appointed for RCP.

Subsequent to the Petition Date, the Debtors have continued in possession of their properties and are operating and managing their businesses as debtors-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. The Debtors have sought and obtained orders from the Bankruptcy Court intended to continue to allow the Debtors to maintain operations and obtain new business and otherwise minimize the disruption caused by the Chapter 11 proceedings, including orders: (i) authorizing the Debtors to pay certain prepetition liabilities, wages, and other employee obligations and (ii) approving the use of cash collateral.

On September 12, 1995, the Debtors reported to the Bankruptcy Court that they intended to transfer the Property to the mortgage holder, RCPI. The date of transfer is uncertain at this time.

On October 30, 1995, the Bankruptcy Court approved an $80 million Debtor-in-Possession Revolving Credit Agreement (the "Facility") which may be used to fund tenant improvements, leasing commissions, required capital expenditures and other permitted working capital needs of the Debtors. The Facility is secured by a first mortgage on the Property which is senior to the existing mortgage held by RCPI. The Facility matures on the earlier of December 31, 1996 or upon the substantial consummation of a plan of reorganization.

BASIS OF PRESENTATION
For financial reporting purposes, the Debtors have applied the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), in preparing the unaudited combined financial statements as of and for the period May 11, 1995 through September 30, 1995. In accordance with SOP 90-7, those liabilities and obligations whose disposition is dependent upon the outcome of the Chapter 11 Cases have been segregated and classified as "Liabilities Subject to Compromise" in the unaudited combined balance sheet at September 30, 1995.

In the opinion of the Debtors, the unaudited combined financial statements for the current reporting period include all operating adjustments, which comprise the normal accruals (exclusive of certain effects of bankruptcy) required to reflect the operations of the Debtors in the ordinary course, necessary for a fair presentation of the results for the period.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

The unaudited combined financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. With the approval of the Bankruptcy Court, where necessary, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts different from those reflected in the unaudited combined financial statements. Further, a plan of reorganization could materially change the amounts reported in the unaudited combined financial statements, which do not reflect any adjustments to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a consequence of a plan of reorganization. In the event that a Plan of Reorganization is not filed, and as a result, the Property is liquidated, other adjustments might be required. In either case, any adjustments which result could be material.

Certain items in the 1994 combined financial statements have been reclassified in the 1995 combined financial statements in accordance with SOP 90-7.

RESULTS OF OPERATIONS - THE PROPERTY
The operating results of the Property during the quarter and nine months ended September 30, 1995 and 1994 are presented in summary form in the table below:

                       ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)


                                                                             ($ In Thousands)
                                                                               (UNAUDITED)
                                                              Quarters Ended                  Nine Months Ended
                                                                September 30,                   September 30,
                                                       ------------------------------  ------------------------------
                                                            1995            1994            1995             1994
                                                       --------------  --------------  --------------  --------------
Gross revenue:
   Fixed and percentage rents                             $44,252         $38,256        $132,073         $114,207
   Operating and real estate tax escalation                 4,043          11,961          11,509           36,724
   Consideration revenues                                      35           1,144             948            3,157
   Sales and service revenues                               5,097           6,319          12,997           14,625
                                                       ----------      ----------      ----------       ----------
                                                           53,427          57,680         157,527          168,713
                                                       ----------      ----------      ----------       ----------
Operating Expenses:
   Real estate taxes                                        8,780           9,837          25,703           30,953
   Real estate tax refund                                  (7,388)             -           (7,388)              -
   Utilities                                                4,805           4,538          13,207           12,842
   Maintenance and engineering                              7,423           8,328          23,096           24,112
   Other operating expenses                                10,058          10,840          29,212           30,070
   Depreciation and amortization                            7,143           5,769          20,559           17,615
   Management fee                                             679             657           2,036            1,971
   General and administrative                               1,153           1,321           3,708            3,228
                                                       ----------      ----------      ----------       ----------
                                                           32,653          41,290         110,133          120,791
                                                       ----------      ----------      ----------       ----------
Earnings before interest and
 reorganization items                                      20,774          16,390          47,394           47,922

Interest expense, net                                           -          29,379          45,038           87,327
                                                       ----------      ----------      ----------       ----------

Earnings before reorganization items                       20,774         (12,989)          2,356          (39,405)

Reorganization items:
    Professional fees and expenses                            246               -             547                -
    Interest income                                          (236)              -            (274)               -
                                                       ----------      ----------      ----------       ----------

Net income (loss)                                         $20,764        ($12,989)         $2,083         ($39,405)
                                                       ----------      ----------      ----------       ----------
                                                       ----------      ----------      ----------       ----------

The gross revenue of the Property during the quarter and nine months ended September 30, 1995 decreased by $4.3 million and $11.2 million, respectively, when compared to the comparable prior-year periods. The reduction in gross revenue during the quarter and nine months ended September 30, 1995 was attributable to decreased operating and real estate tax escalation revenue, lower consideration revenue, and decreased sales and service revenues. These decreases were offset partially by increased fixed and percentage rents related to new leases and lease renewals. The decrease in operating and real estate tax escalation revenue reflected the establishment of new escalation base years in connection with new leases and lease renewals. Consideration revenue consists principally of one-time payments negotiated by tenants for the right to cancel their leases prior to scheduled termination dates. The decrease in sales and service revenues was a result of lower occupancy.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

The following table shows the occupancy rates for the Property at specified dates:


       December 31, 1993     - 94.6%       December 31, 1994    - 90.2%
       March 31, 1994        - 95.6%       March 31, 1995       - 90.1%
       June 30, 1994         - 96.1%       June 30, 1995        - 88.3%
       October 1, 1994       - 90.4%       September 30, 1995   - 89.1%

As of September 30, 1995, the occupancy rate was 89.1%. This occupancy level reflected a total of 677,000 square feet of vacant space resulting in large measure from the significant turnover of leases which expired on September 30, 1994. In addition, a total of 391,000 square feet will become available during the remainder of 1995. Releasing the space will represent a significant challenge which may involve high levels of expenditures for tenant work and concessions.

During the nine months ended September 30, 1995, 146 leases covering approximately 502,000 square feet of office, retail, and storage space took effect, at net effective annual fixed rents averaging $33.71 per square foot. The net effective annual rental rates for office space, which accounted for approximately 424,000 square feet of the total area leased, averaged $31.14 per square foot. This amount compared to a net effective rental rate of $30.78 per square foot for office space leases which took effect during all of 1994. Net effective annual rental rates reflect the present value of base rental payments less the current and future expenditures for tenant improvements, concessions, and brokerage commissions. The gross rental rates for the office space leases that were concluded and took effect during the nine months ended September 30, 1995 averaged $36.46 per square foot (compared with $39.80 per square foot for office space leases which took effect during all of 1994). The actual rate at which each lease was executed depended upon its location within the Property, type of space leased, length of lease term, and other factors. Of the approximately 424,000 square feet of office space leased during the nine months ended September 30, 1995, approximately 216,000 square feet represented renewals of existing tenants at an average gross rental rate of $32.96 per square foot. The combined fixed rent and escalation payments prior to lease renewal for these renewing tenants had averaged $34.48 per square foot.

The National Broadcasting Company, Inc. ("NBC") currently leases approximately
1.3 million square feet of space in three interconnected Rockefeller Center buildings (the GE Building, the Studio Building and the GE West Building). NBC will pay annual rent of approximately $27.7 million through September 1997 and its 1998 annual rent is projected to be $53.2 million. Most of the lease agreements call for NBC to pay rent on a "net" basis starting on October 1, 1997, that is, without including amounts normally payable with regard to real estate taxes and certain operating expenses, which NBC would pay directly; some space is currently being paid on a net basis. NBC's leases will expire by the year 2022. NBC has options for two renewal periods after 2022 through 2042.

The following table shows selected lease expiration and vacant space information for the Property as of September 30, 1995 and has been furnished to the Company by the Debtors. Actual renewal rents and rental income will be affected significantly by market conditions at the time and by the terms at which the Debtors can then lease space.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)


                                                Number of                               Percentage of
 Year                                           leases expiring     Area (sq.ft.)       total rentable area
 ----                                           ---------------     ------------        -------------------
 1995 (October 1 to December 31)                          61             390,904                6.32%
 1996                                                     73             145,061                2.34%
 1997                                                     45              83,936                1.36%
 1998                                                     70             217,692                3.52%
 1999                                                     58             159,922                2.59%
 2000                                                     50             320,484                5.18%
 2001                                                     13              35,956                0.58%
 2002                                                     22             136,725                2.21%
 2003                                                     25              93,617                1.51%
 2004                                                     72             393,664                6.36%
 2005                                                     23             287,351                4.64%
 2006                                                     23             151,264                2.45%
 2007                                                      9              72,688                1.18%
 2008                                                     10             165,608                2.68%
 2009                                                     47             488,979                7.91%
 2010                                                      8             123,912                2.00%
 2012                                                      3             256,045                4.14%
 2013                                                      2              51,598                0.83%
 2014                                                      6             300,068                4.85%
 2015                                                      1              14,015                0.23%
 2019                                                      1               2,266                0.04%
 2020                                                      2              94,595                1.53%
 2022                                                      4           1,293,083               20.91%
 Space under temporary occupancy                         N/A             141,635                2.29%
 Vacant space                                            N/A             677,222               10.94%
 Space occupied by the Debtors                           N/A              87,245                1.41%
                                                         ---           ---------                -----
                                                         628           6,185,535               100.0%
                                                      -------        -------------           ---------
                                                      -------        -------------           ---------

During the quarter ended September 30, 1995 the operating expenses of the Property decreased by $8.6 million or 21% from the comparable prior-year period. This decrease was primarily the result of a reduction of real estate tax expense ($7.4 million) related to prior calendar years. In addition, the current year's real estate taxes ($1.1 million), maintenance and engineering costs
($.9 million), and other operating expenses ($.8 million) decreased. These decreases were offset partially by higher depreciation and amortization ($1.4 million) and increased utilities ($.3 million).

The operating expenses of the Property decreased by $10.7 million, or 9%, during the nine months ended September 30, 1995, when compared to the comparable prior year period. This decrease was primarily the result of a reduction of real estate tax expense ($7.4 million) related to prior calendar years. In addition, the current year's real estate taxes ($5.3 million), maintenance and engineering costs ($1 million), and other operating expenses ($.9 million) decreased. These decreases were offset partially by higher depreciation and amortization ($2.9 million), increased costs for general and administrative expense ($.5 million), and increased utilities ($.4 million).

                       ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

The reduction in real estate taxes resulted from a decrease in both the assessed valuation of the Property and New York City property tax rates. On June 29, 1995 the Bankruptcy Court approved a settlement between the Debtors and New York City that incorporated a reduction in the assessed valuation of the Property. The agreement covered the period from July 1, 1989 through June 30, 1995. The statement of operations as of September 30, 1995 reflects this reduction in assessed valuation. The reduction in maintenance and engineering expenses reflected decreased heating, ventilation and air-conditioning maintenance and decreased exterior building maintenance. Other operating expenses decreased as a result of decreased costs related to tenant sales and services.

Depreciation and amortization charges increased as a result of a higher fixed asset base which included expenditures required by the Loan Agreement, other capital expenditures, and improvements to tenant spaces necessitated by lease commitments. The increase in general and administrative expense was attributable primarily to increases in legal fees related to collection efforts and an increase in the required provision for doubtful accounts. The higher utility costs were primarily a result of increased electric consumption and rates.

As a result of the foregoing, operating income before interest and reorganization items for the quarter ended September 30, 1995 increased by $4.4 million or 27% and operating income before interest and reorganization items for the nine months ended September 30, 1995 decreased by $.5 million or 1%, from the comparable prior-year period.

Interest expense, net during the quarter and nine months ended September 30, 1995 decreased $29.4 million, and $42.3 million, respectively. Interest expense accruals ceased on May 11, 1995 as a result of the bankruptcy proceedings.

CASH FLOW-THE PROPERTY
Because of the cessation of interest payments to the Company after May 11, 1995 as a result of the bankruptcy proceedings, for the nine months ended September 30, 1995, the Property experienced an operating cash surplus before reorganization items of $14 million, after payments of interest to the Company of $20 million. For the nine months ended September 30, 1994, the Property experienced an operating cash deficit of $17.6 million after payments of interest to the Company totaling $59 million. The increase of $31.6 million in the operating cash surplus primarily reflected a decrease in interest paid to the Company ($38.7 million) and lower levels of net working capital ($18.5 million). These factors were offset partially by an increase in lease incentives associated with new and renewal tenants ($25.1 million) and decreased earnings before interest ($.5 million).

The Debtors also expended funds for capital improvements to the Property, tenant improvements, and leasing commissions as follows:



          (In thousands)                                  Nine Months ended
                                                             September 30
                                                     ---------------------------
                                                         1995           1994
                                                     -----------    ------------
          Tenant improvements                          $34,223         $9,974
          Capital improvements                           6,434          7,943
          Leasing commissions (including legal fees)     5,385         13,356
          Cash held in escrow for lease obligations      3,299             -
                                                     -----------     ----------
                                                       $49,341        $31,273
                                                     -----------     ----------
                                                     -----------     ----------

                       ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

The mortgage loan agreement provides for the establishment of loans for the cumulative portion of capital improvements made by the Debtors in excess of amounts specified in the mortgage loan agreement. The cumulative amounts of excess capital improvements totaled $126.7 million and $123 million at September 30, 1995 and 1994, respectively. These excess capital improvement loans are deemed to be made to the Debtors by its partners and bear interest at 80% of the prime rate (as defined), compounded quarterly. Interest charges on excess capital improvement loans are added to the loan principal at the end of each year. At September 30, 1995 and 1994, the amount of excess capital improvement loans (including accrued interest) totaled $160.7 million and $149.7 million, respectively. As a result of the Bankruptcy proceedings, interest has not been accrued since May 11, 1995.

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

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES
                              DEBTORS-IN-POSSESSION
                             COMBINED BALANCE SHEETS
                                 (In thousands)


ASSETS                                              September 30, 1995    December 31, 1994
                                                    ------------------    -----------------
                                                      (UNAUDITED)
Current assets:
  Cash                                                    $19,774               $3
  Cash held in escrow for lease obligations                 3,299                -
  Accounts receivable, less allowance for
   doubtful accounts of $2,496 and $2,833                   4,428            4,027
  Due from RGI affiliates                                   2,822            1,286
  Prepaid real estate taxes                                 9,010                -
  Real estate tax refund receivable                         9,701                -
  Other current assets                                      1,268              856
                                                        ------------     ------------
                                                           50,302            6,172
Fixed assets, at cost:
  Land                                                    402,419          402,419
  Buildings                                               504,749          499,226
  Furniture, fixtures and equipment                        26,448           26,422
                                                        ------------     ------------
                                                          933,616          928,067
   Less accumulated depreciation                         (225,200)        (214,035)
                                                        ------------     ------------
                                                          708,416          714,032
Deferred renting expenses, less accumulated
 amortization of $27,218 and $20,659                      144,134           93,735
Lease incentives                                           62,996           31,327
Deferred financing expenses, less accumulated
 amortization of $150 and $1,285
                                                              100           30,094
Other assets                                                3,187            2,960
                                                        ------------     ------------
  Total assets                                           $969,135         $878,320
                                                        ------------     ------------
                                                        ------------     ------------

                Supplemental information provided by the Debtors.

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES
                              DEBTORS-IN-POSSESSION
                             COMBINED BALANCE SHEETS
                                 (In thousands)


LIABILITIES AND PARTNERS' CAPITAL
 DEFICIENCY
Liabilities not subject to compromise:
   Accounts payable and accrued expenses                        $7,665           $26,848
   Due to RGI affiliates                                         1,467           273,778
   Mortgage payable, net of unamortized original
    issue discount of $36,101                                        -         1,263,899

   Loans payable to RGI                                              -           160,715
   Non-current mortgage interest payable                             -            36,321
                                                             -------------   -------------
                                                                 9,132         1,761,561

Liabilities subject to compromise:                           1,841,161                 -

Partners' capital deficiency                                  (881,158)         (883,241)
                                                             -------------   -------------
    Total liabilities and partner's capital deficiency        $969,135          $878,320
                                                             -------------   -------------
                                                             -------------   -------------

                Supplemental information provided by the Debtors.

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES
                              DEBTORS-IN-POSSESSION
                        COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)


                                                                                   Quarters Ended            Nine Months Ended
                                                                                   September 30,               September 30,
                                                                            -------------------------     -------------------------
                                                                                1995           1994          1995           1994
                                                                            ----------     ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) before reorganization items                               $20,774       ($12,989)        $2,356       ($39,405)
  Adjustments to reconcile net income (loss) before reorganization items to net cash provided by (used in) operating activities
     Depreciation and amortization                                              7,143          5,769         20,559         17,615
     Real estate tax refund payable to tenants                                 15,470              -         15,470              -
     Decrease (increase) in other assets                                        2,285           (672)           983           (641)
     Decrease (increase) in accounts receivable                                 1,557         (1,252)          (401)         1,166
     Increase (decrease) in accounts payable and accrued expenses               1,186           (584)           662         (7,772)
     Non-current portion of interest expense                                        -          8,231         21,475         24,564
     Amortization of original issue discount and
     deferred financing expenses                                                    -          1,476          3,247          3,743
     Increase in prepaid real estate taxes                                     (9,010)       (10,306)        (9,010)       (10,306)
     Increase in lease incentives                                              (9,023)        (2,297)       (31,669)        (6,545)
     Real estate tax refund receivable                                         (9,701)             -         (9,701)             -
                                                                            ----------     ----------     ----------     ----------
  NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES BEFORE REORGANIZATION ITEMS                                    20,681        (12,624)        13,971        (17,581)

OPERATING CASH USED IN REORGANIZATION ITEMS
 Professional fees paid                                                          (246)             -           (547)             -
 Interest income                                                                  236              -            274              -
                                                                            ----------     ----------     ----------     ----------
                                                                                  (10)             -           (273)             -
  NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                                                20,671        (12,624)        13,698        (17,581)
                                                                            ----------     ----------     ----------     ----------
CASH FLOWS (USED IN) INVESTING ACTIVITIES:
  Capital expenditures                                                         (1,343)        (3,244)        (6,434)        (7,943)
  Deferred renting expenses paid                                               (5,662)        (6,342)       (39,608)       (23,330)
  Increase in cash held in escrow for tenant lease obligations                 (2,516)             -         (3,299)             -
  Deferred financing expenses paid                                                  -              -           (250)             -
                                                                            ----------     ----------     ----------     ----------
  NET CASH (USED IN) INVESTING ACTIVITIES                                      (9,521)        (9,586)       (49,591)       (31,273)
                                                                            ----------     ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage recording tax paid                                                       -        (34,517)             -        (34,517)
  Cash received from RGI affiliates, principally cash
      management system, net                                                      756         56,726         55,664         83,370
                                                                            ----------     ----------     ----------     ----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                       756         22,209         55,664         48,853
                                                                            ----------     ----------     ----------     ----------

NET CHANGE IN CASH                                                             11,906             (1)        19,771             (1)
CASH, BEGINNING OF PERIOD                                                       7,868              4              3              4
                                                                            ----------     ----------     ----------     ----------
CASH, END OF PERIOD                                                           $19,774             $3        $19,774             $3
                                                                            ----------     ----------     ----------     ----------
                                                                            ----------     ----------     ----------     ----------

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest expense                                   -        $19,673        $20,339        $59,021
                                                                            ----------     ----------     ----------     ----------
                                                                            ----------     ----------     ----------     ----------

                       ROCKEFELLER CENTER PROPERTIES, INC.
                           PART II.--OTHER INFORMATION

ITEM 1.    Legal Proceedings
           On January 23, 1995, Bear, Stearns & Co., Inc. and Donaldson Lufkin & Jenrette Securities Corporation commenced an action against the Company in the Supreme Court of New York, County of New York. The plaintiffs allege that the Company breached a contract relating to the plaintiffs' provision of investment banking services to the Company. The plaintiffs seek $5,062,500, plus costs, attorneys' fees and interest. The Court denied the Company's motion to dismiss the complaint on September 21, 1995. On October 10, 1995, the Company filed an answer to the complaint which denied the plaintiffs' allegations and asserted numerous affirmative defenses. The Company intends to vigorously contest the plaintiffs' claims. The Company does not expect the outcome of this litigation to have a material effect on the financial condition of the Company.

           On May 11, 1995 the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York as described in Note 1 of the Notes to Financial Statements.

           On May 24, 1995 Jerry Krim commenced an action encaptioned KRIM
           V. ROCKEFELLER CENTER PROPERTIES, INC. AND PETER D. LINNEMAN.
           On June 7, 1995, Kathy Knight and Moishe Malamud commenced an action encaptioned KNIGHT, ET AL. V. ROCKEFELLER CENTER PROPERTIES, INC. AND PETER D. LINNEMAN. Both actions were filed in the United States District Court for the Southern District of New York and purport to be brought on behalf of a class of plaintiffs comprised of all persons who purchased the Company's common stock between March 20, 1995 and May 10, 1995. The complaints allege that the Company and Dr. Linneman violated the federal securities laws by their purported failure to disclose prior to May 11, 1995 that the Borrower would file for bankruptcy protection. The cases have been consolidated. On July 28, 1995, the Company and Dr. Linneman filed answers to the complaints denying plaintiffs' substantive allegations and asserting numerous affirmative defenses. On September 22, 1995, plaintiffs served an Amended Class Action Complaint adding RCPI's remaining directors and its president as defendants. In addition to the foregoing claims, the Amended Complaint also asserts a cause of action for breach by RCPI's directors and its president of their fiduciary duties by approving the Combination Agreement. The plaintiffs are seeking damages in such amount as may be proved at trial. Plaintiffs are also seeking injunctive relief, plus costs, attorneys fees and interest. The Company believes that plaintiffs' allegations are without merit and intends to vigorously contest these actions.

           On July 6, 1995 Charal Investment Company, Inc. commenced a derivative action against certain of the Company's present and former directors in the Court of Chancery of the State of Delaware in and for New Castle County ("Delaware Court of Chancery"). The Company was named as a nominal defendant. The plaintiff alleges that the directors breached their fiduciary duties by: (1) using commercial paper proceeds to repurchase Convertible Debentures; (2) entering into interest rate swaps; and (3) making capital distributions to stockholders. Prior to the commencement of the action, the Company's Board of Directors appointed a special committee of the Board to review the plaintiff's pre-suit demand that it institute litigation on the Company's behalf with respect to such claims and recommend a course of action to the full board. Plaintiff nevertheless

                       ROCKEFELLER CENTER PROPERTIES, INC.
                      PART II.--OTHER INFORMATION (cont'd)

           commenced the action, asserting that circumstances did not permit further delay. On November 7, 1995 the Court of Chancery dismissed this action without prejudice due to plaintiff's failure to comply with the requirements of Court of Chancery Rule 23.1.

           On July 31, 1995 L.L. Capital Partners, L.P. commenced an action against the Company in the United States District Court in the Southern District of New York. The plaintiff alleges that, prior to December 1993, the Company failed to disclose its purported belief that the Rockefeller family and the Borrower's corporate parent would cease to fund the Borrower's cash flow shortfalls. The Company believes that plaintiff's allegations are without merit and intends to vigorously contest this action. In September 1995 Counsel for the Company filed a motion to dismiss this action for failure to state a claim.

           On September 13 and 14, 1995 four class action complaints, captioned FAEGHEH MOEZINIA V. PETER D. LINNEMAN, BENJAMIN D. HOLLOWAY, PETER G. PETERSON, WILLIAM F. MURDOCH, JR. AND ROCKEFELLER CENTER PROPERTIES, INC.; MARTIN ZACHARIAS V. B.D. HOLLOWAY, P.G. PETERSON, W.F. MURDOCH, P.D. LINNEMAN AND ROCKEFELLER CENTER PROPERTIES, INC.; JAMES COSENTINO V. PETER D. LINNEMAN, BENJAMIN D. HOLLOWAY, PETER G. PETERSON, WILLIAM F. MURDOCH, JR. AND ROCKEFELLER CENTER PROPERTIES, INC.; and MARY MILLSTEIN V. PETER D. LINNEMAN, PETER G. PETERSON, BENJAMIN D. HOLLOWAY, WILLIAM F. MURDOCH, JR. AND ROCKEFELLER CENTER PROPERTIES, INC., were filed in the Delaware Court of Chancery. On October 3, 1995, an additional complaint captioned ROBERT MARKEWICH V. PETER D. LINNEMAN AND DANIEL M. NEIDICH, ET AL., was filed in the Delaware Court of Chancery. On October 11, 1995, an additional complaint captioned HUNTER HOGAN V. ROCKEFELLER CENTER PROPERTIES, INC., ET AL., was filed in the Delaware Court of Chancery. Each of the complaints purports to be brought on behalf of a class of plaintiffs comprised of shareholders of the Company who have been or will be adversely affected by the Combination Agreement. All of the complaints allege that RCPI's Directors breached their fiduciary duties by approving the Combination Agreement. The complaints seek damages in such amount as may be proved at trial. Plaintiffs also seek injunctive relief, plus costs, and attorneys fees. On November 8, 1995 the Court of Chancery entered an order consolidating these actions. The Company believes plaintiff's allegations are without merit and intends to contest these actions vigorously.

           Other than the actions described above, the Company is not a party to nor is any of its property the subject of any material legal proceedings or environmental litigation.

ITEM 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibits
           (10.4) Employment contract with Stevan A. Sandberg, Executive Vice President.

    (b)    Reports on Form 8-K
           A report on Form 8-K was filed on August 22, 1995, reporting events under Item 1 and Item 7 of Form 8-K.

           A report on Form 8-K was filed on September 18, 1995, reporting events under Item 1 and Item 7 of Form 8-K.

                       ROCKEFELLER CENTER PROPERTIES, INC.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ROCKEFELLER CENTER PROPERTIES, INC.



Date:     November 17, 1995        By:  /s/ Richard M. Scarlata
                                        Richard M. Scarlata
                                        President and Chief Executive Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)