Form 10-K405/A
period 1994-12-31
ROCKEFELLER CENTER PROPERTIES INC
filed 1996-02-13
CIK 773652

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-K/A

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

                       ROCKEFELLER CENTER PROPERTIES, INC.

                                TABLE OF CONTENTS
                                -----------------

         Part II

         Form 10 K/A amends the following items of the Company's Annual Report on Form 10-K previously filed with the Securities and Exchange Commission on March 20, 1995:

                                                                 PAGE


         Item  7.      Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                 1

         Item  8.      Financial Statements and Supplementary
                       Data                                       1


         Signatures                                               2


                                       (i)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-21 through F-33 herein is incorporated herein by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data of the Company and the report of independent auditors thereon are set forth at pages F-2 through F-20 herein and are incorporated herein by reference.

                                   SIGNATURE
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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

Date: February 13, 1996

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

Report of Independent Auditors                                             F-2

Balance Sheets                                                             F-3

Statements of Income                                                       F-4

Statements of Changes in Stockholders' Equity                              F-5

Statements of Cash Flows                                                   F-6

Notes to Financial Statements                                              F-7

Report of Management                                                       F-20

Management's Discussion and Analysis                                       F-21

Liquidity and Capital Resources - The Company                              F-21

Results of Operations - The Company                                        F-25

Financial Condition and Outlook - The Property                             F-27

Results of Operations - The Property                                       F-29

Cash Flow - The Property                                                   F-31

Appraised Value - The Property                                             F-33

Quarterly Stock Information                                                F-34




ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES ("THE BORROWER")

Financial Statements                                                       F-35

Report of Independent Auditors                                             F-35

Combined Balance Sheets                                                    F-36

Combined Statements of Operations and Partners' Capital Deficiency         F-37

Combined Statements of Cash Flows                                          F-38
Notes to Combined Financial Statements                                     F-39

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



/s/ ERNST & YOUNG LLP
New York, New York
February 3, 1995 except for the second paragraph of Note 1 as to which the date is February 9, 1996

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




                       See notes to financial statements.

                              STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)


                                                                                           YEARS ENDED DECEMBER 31,
                                                                                 1994                  1993               1992
                                                                               --------              --------           --------

 Revenues
      Loan interest income (Notes 2 and 3)                                     $108,732              $108,363           $107,873
      Portfolio income (Notes 2, 4 and 5)                                           553                 5,177             14,415
      Short term investment income                                                                         20                126
                                                                               --------              --------           --------
                                                                                109,285               113,560            122,414
                                                                               --------              --------           --------
                                                                               --------              --------           --------

 Expenses
 Interest expense:
      Current coupon convertible debentures (Notes 2 and 5)                      22,478                22,020             21,793
      Zero coupon convertible debentures (Notes 2 and 5)                         30,320                27,507             24,956
      14% Debentures (Notes 2 and 5)                                                 87
      Floating rate notes (Notes 2 and 5)                                           166
      Commercial paper, bank loan and other (Notes 2 and 5)                      24,450                28,816             34,050
                                                                               --------              --------           --------
                                                                                 77,501                78,343             80,799

 General and administrative (Note 8)                                              4,170                 3,728              4,299
 Cost of evaluating alternative financings (Note 8)                               1,942
 Amortization of deferred debt issuance costs (Note 2)                              705                   705                705
 Cost of swap  terminations and modifications
   related to  debt extinguishment (Notes 1 and 5)                                9,855                 3,451                  -
                                                                               --------              --------           --------
                                                                                 94,173                86,227             85,803
                                                                               --------              --------           --------


 Income before non-recurring income
   and extraordinary gain on debt extinguishment                                15,112                27,333             36,611

 Non-recurring income (gain on sales of portfolio
   securities) (Note 4)                                                             31                 8,593
                                                                               --------              --------           --------

 Income before extraordinary gain
   on debt extinguishment                                                        15,143                35,926             36,611
 Extraordinary gain on
   debt extinguishment (Note 5)                                                       -                     -             2,537
                                                                               --------              --------           --------
 Net income (Note 7)                                                            $15,143               $35,926            $39,148
                                                                               --------              --------           --------
                                                                               --------              --------           --------



 Income per share (Note 2):

      Income before extraordinary gain
        on debt extinguishment                                                  $0.40                 $0.96               $0.97

      Extraordinary gain on debt extinguishment                                     -                      -               0.07
                                                                               --------              --------           --------

      Net income per share                                                      $0.40                 $0.96               $1.04
                                                                               --------              --------           --------
                                                                               --------              --------           --------



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
                                        -----------------------------------------------------------------------------------------
                                        -----------------------------------------------------------------------------------------



                       See notes to financial statements.

                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                             YEARS ENDED DECEMBER 31,
                                                                                 1994                   1993                 1992
                                                                               --------               --------             --------

 Cash flows from operating activities:
      Loan interest received                                                   $105,495               $103,545             $101,660
      Portfolio and other interest received                                         998                  6,553               13,924
      Interest paid on commercial paper, bank loan and other                    (27,020)               (31,016)             (31,633)
      Interest paid on current coupon convertible debentures                    (17,053)               (17,053)             (17,209)
      Payments for accounts payable, accrued expenses
           and other assets                                                      (5,222)                (3,798)              (4,007)
                                                                               --------               --------             --------
                Net cash provided by operating activities                        57,198                 58,231               62,735
                                                                               --------               --------             --------
 Cash flows from investing activities:
      Sales of portfolio securities                                               8,031                102,518
      Portfolio maturities and redemptions                                        6,300                 24,150               23,560
                                                                               --------               --------             --------
                Net cash provided by investing activities                        14,331                126,668               23,560
                                                                               --------               --------             --------
 Cash flows from financing activities:
      Maturities of commercial paper, net                                      (246,682)              (128,717)             (12,545)
      (Repayment of) proceeds from bank loans payable, net                                             (20,000)              20,000
      Dividends paid                                                            (24,869)               (37,697)             (63,392)
      Proceeds from issuance of floating rate notes, 14%
           debentures, warrants and SARs net of issuance costs                  212,522
      Proceeds from issuance of common stock                                                             5,086
      Payments to terminate (1994) and reduce
           duration (1993) of interest rate swaps                                (9,855)                (3,451)
      Repurchase of convertible debentures                                                                                  (30,410)
                                                                               --------               --------             --------
                Net cash used in financing activities                           (68,884)              (184,779)             (86,347)
                                                                               --------               --------             --------
 Net increase (decrease) in cash                                                  2,645                    120                  (52)
 Cash and cash equivalents at the beginning of the year                             252                    132                  184
                                                                               --------               --------             --------
 Cash and cash equivalents at the end of the year                                $2,897                   $252                 $132
                                                                               --------               --------             --------
                                                                               --------               --------             --------


 RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
 Net Income                                                                     $15,143                $35,926              $39,148
 Adjustments to reconcile net income to net cash
      provided by operating activities:
           Gain on sales of portfolio securities                                    (31)                (8,593)
           Gain on debt extinguishment                                                                                      (2,537)
           Cost of swap terminations and modification
             related to debt extinguishment                                         9,855                  3,451
           Amortization of discount:
                Zero coupon convertible debentures                               30,320                 27,507               24,956
                Loan receivable                                                  (4,535)                (4,178)              (3,840)
                Portfolio securities                                                                      (383)              (1,368)
           Decrease in deferred debt issuance costs and
                other assets, net                                                 1,130                    415                  593
           Decrease (increase) in interest receivable                             1,742                    891               (1,582)
           Increase in accrued interest payable and amortized
                unpaid discount on commercial paper                               3,135                  3,517                6,678
           Increase (decrease) in accounts payable
             and accrued expenses                                                   439                   (322)                 687
                                                                               --------               --------             --------
                Net cash provided by operating activities                       $57,198                $58,231              $62,735
                                                                               --------               --------             --------
                                                                               --------               --------             --------





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


In connection with the Company's retirement of commercial paper borrowings in 1994 and 1993, the Company exchanged payments with certain counterparties to retire certain interest rate swap agreements in 1994 and made payments to certain counterparties to reduce the duration of certain interest rate swap agreements in 1993 which thereby reduced the Company's net swap liability. To reflect the accounting directed by the staff of the Securities and Exchange Commission, the Company has reclassified expenses relating to these interest rate swap terminations and modifications from extraordinary loss to cost of swap terminations and modifications related to debt extinguishment. The
Company recorded losses of $9,855,000 and $3,451,000 for the years ended December 31, 1994 and 1993, respectively, as a result of these transactions.
The 1993 payments were made pursuant to agreements between the Company and certain of its lenders whereby the Company had agreed to apply in this manner a portion of the proceeds from the issuance of common stock. As of December 30, 1994 these agreements were terminated (Note 5). Information on the ongoing status of the Borrower has been discussed in the Company's Form 10-Q's for the quarters ended March 31, June 30 and September 30, 1995 and in addition, the Company filed a Form 8-K on December 14, 1995 which included the Borrower's financial statements for the year ended December 31, 1994 which were revised and reissued as a result of the Borrower's filing of a voluntary petition for reorganization under Chapter 11, title 11 of the United States Code, as amended.


    STATUS OF THE BORROWER
Note 4 of the Notes to the audited combined Balance Sheets of the partnerships comprising the Borrower as of December 31, 1994 and 1993 and the related Combined Statements of Operations and Partners' Capital Deficiency and Cash Flows for each of the three years in the period ended December 31, 1994 which are reproduced at pages F-35 through F-46 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 1994 states that

    "the Partnerships [comprising the Borrower] have experienced significant cash shortfalls and, based upon management's projections, will continue to experience significant cash shortfalls through the Equity Conversion Date. These cash shortfalls have occurred primarily as a result of changes in the real estate market from levels anticipated when the Loan was initiated. These factors include lower rental rates, greater rent abatements granted to tenants upon initiation or renewal of lease commitments, and higher other expenditures associated with obtaining new and renewal tenants. These cash flow conditions have made it unlikely that the Partnerships will be able to fulfill all financial commitments to RCPI [the Company] for the foreseeable future from their own resources.

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

Between 1987 and 1992, the Company repurchased and retired a portion of its Convertible Debentures. The cost of such repurchases, the face values repurchased and retired and the gain or loss resulting from such repurchases for 1992, the last year in which such repurchases were made, and on a cumulative basis are as follows:



---------------------------------------------------------------------------
(In thousands)                                      Year Ended December 31,
                                                    Cumulative      1992
---------------------------------------------------------------------------

Cost of debenture repurchases                       $217,295        $30,410
Face value repurchased and retired:
     Current Coupon Convertible Debentures          $121,830        $30,410
     Zero Coupon Convertible Debentures             $366,065
Gain resulting from extinguishment of debt           $11,085         $2,537
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

The notional amounts, fixed and variable interest rates and expiration dates relating to such contracts are summarized below:

------------------------------------------------------------------------------------------------------------------------------
 (In thousands)                                    at December 31, 1994
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

------------------------------------------------------------------------------------------------------------------------------
 (In thousands)                                    at December 31, 1993
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

In connection with the Company's retirement of commercial paper borrowings in 1993 and 1994, the Company exchanged payments with certain counterparties to retire all of the Asset Swaps and certain of the Liability Swaps in 1994 and made payments to certain counterparties to reduce the duration of certain Liability Swaps in 1993 which thereby reduced the Company's net swap liability. As a result of these transactions, the Company recorded, as a cost of swap terminations and modifications related to debt extinguishment, $9,855,000 and $3,451,000 for the years ended December 31, 1994 and 1993, respectively. The 1993 payments were made pursuant to agreements between the Company and certain of its lenders whereby the Company had agreed to apply a portion of the proceeds from the issuance of common stock. As of December 30, 1994 these agreements were terminated.


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


12.  INTERIM FINANCIAL INFORMATION (UNAUDITED)


 (In thousands, except per share data)
-------------------------------------------------------------------------------
 1994                               1Q          2Q           3Q           4Q
-------------------------------------------------------------------------------

 Revenues                        $27,270     $27,262       $27,417      $27,336
 Net income (loss)                $6,667      $6,551        $3,321      ($1,396)
 Net income (loss) per share       $0.17       $0.17         $0.09       ($0.03)

-------------------------------------------------------------------------------
 1993                              1Q          2Q            3Q           4Q
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

The following table sets forth certain information regarding the Company's outstanding debt as of December 31,1994:




--------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Principal Balance
                                                                                    Interest Rate                   as of
                                                                                        as of                 December 31, 1994
                 Description                           Maturing                   December 31, 1994                (000 s)
--------------------------------------------------------------------------------------------------------------------------------

 Current Coupon Convertible Debentures               12/31/2000 (1)                   8%      (2)                  $213,170
 Zero Coupon Convertible Debentures                  12/31/2000 (1)                   0%      (3)                   326,863 (4)
 Floating Rate Notes                                 12/31/2000 (5)                   10.375% (6)                   150,000
 14% Debentures                                      12/31/2007                       14%                            70,361 (7)
                                                                                                                   --------
                                                                                                                   $760,394
                                                                                                                   --------
                                                                                                                   --------
--------------------------------------------------------------------------------------------------------------------------------

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

Note 4 of the Notes to the audited combined Balance Sheets of the partnerships comprising the Borrower as of December 31, 1994 and 1993 and the related Combined Statements of Operations and Partners' Capital Deficiency and Cash Flows for each of the three years in the period ended December 31, 1994 which are reproduced at pages F-35 through F-46 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 1994 states that

    "the Partnerships [comprising the Borrower] have experienced significant cash shortfalls and, based upon management's projections, will continue to experience significant cash shortfalls through the Equity Conversion Date. These cash shortfalls have occurred primarily as a result of changes in the real estate market from levels anticipated when the Loan was initiated. These factors include lower rental rates, greater rent abatements granted to tenants upon initiation or renewal of lease commitments, and higher other expenditures associated with obtaining new and renewal tenants. These cash flow conditions have made it unlikely that the Partnerships will be able to fulfill all financial commitments to RCPI [the Company] for the foreseeable future from their own resources.

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

During the years ended December 31, 1994, 1993 and 1992, interest paid on commercial paper, bank loan and other was $27,020,000, $31,016,000 and $31,633,000, respectively. The following schedule presents the components of such interest paid:



                                         1994            1993           1992
                                     -----------     -----------    -----------

 Interest rate swap agreements       $15,252,000     $16,620,000    $14,608,000
 Commercial paper (including
   commercial paper fees and          11,768,000      14,178,000    16,282,000
   expenses)
 Bank loans                                              218,000       743,000
                                     --a---------     -----------   -----------
                                     $27,020,000     $31,016,000   $31,633,000
                                     -----------     -----------   -----------
                                     -----------     -----------   -----------

In December 1994 the Company concluded a study of its overall capital structure. As a result of this study the Company issued $150,000,000 in Floating Rate Notes and $75,000,000 in 14% Debentures, the proceeds from which were used by the Company to retire its commercial paper and a portion of its interest rate swaps (see Note 5). The Company retained $105,000,000 notional principal amount of interest rate swaps to hedge a portion of its interest rate exposure on the Floating Rate Notes. For the year ended December 31, 1994 the Company recorded as a cost of swap terminations related to debt extinguishment, $9,855,000 to retire a portion of its interest rate swaps (see Note 1 of the Notes to Financial Statements). The Company recorded a charge for uncovered swaps of $3,125,000 in the third quarter of 1994 relating to swaps which no longer served as hedges. This charge has been included in the cost of swap terminations discussed above in the results for the year ended December 31, 1994 in conjunction with the retirement of a portion of the Company's swaps.


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


Combined interest expense on all debt totaled $77,501,000, $78,343,000 and $80,799,000 for each of the years ending December 31, 1994, 1993 and 1992, respectively. These amounts accounted for 82.3%, 90.9% and 94.2% of total expenses in each of the respective years.


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


In connection with the Company's retirement of commercial paper borrowings in 1994 and 1993, the Company exchanged payments with certain counterparties to retire all of the asset swaps and certain of the liability swaps in 1994 and made payments to certain counterparties to reduce the duration of certain liability swaps in 1993 which thereby reduced the Company's net swap liability. The Company recorded as a cost of swap terminations and modifications related to debt extinguishment, $9,855,000 and $3,451,000 for the years ended December 31, 1994 and 1993, respectively, as a result of these transactions. The 1993 payments were made pursuant to agreements between the Company and certain of its lenders whereby the Company had agreed to apply a portion of the proceeds from the issuance of common stock (see
Note 5).

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

Note 4 of the Notes to the audited combined Balance Sheets of the partnerships comprising the Borrower as of December 31, 1994 and 1993 and the related Combined Statements of Operations and Partners' Capital Deficiency and Cash Flows for each of the three years in the period ended December 31, 1994 which are reproduced at pages F-35 through F-46 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 1994 states that

    "the Partnerships [comprising the Borrower] have experienced significant cash shortfalls and, based upon management's projections, will continue to experience significant cash shortfalls through the Equity Conversion Date. These cash shortfalls have occurred primarily as a result of changes in the real estate market from levels anticipated when the Loan was initiated. These factors include lower rental rates, greater rent abatements granted to tenants upon initiation or renewal of lease commitments, and higher other expenditures associated with obtaining new and renewal tenants. These cash flow conditions have made it unlikely that the Partnerships will be able to fulfill all financial commitments to RCPI [the Company] for the foreseeable future from their own resources.

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

                           QUARTERLY STOCK INFORMATION



 Price Range (Composite)

-------------------------------------------------------------------------------
 1994                      1Q               2Q            3Q              4Q
-------------------------------------------------------------------------------
 High                    $8 3/8          $5 7/8          $6              $5 3/4
 Low                     $5 1/2          $5 1/8          $5 1/8          $3 3/4

-------------------------------------------------------------------------------
 1993                      1Q               2Q            3Q              4Q
-------------------------------------------------------------------------------
 High                   $10 1/8          $8 3/4          $7 1/2          $7 1/4
 Low                     $6 7/8          $6 3/4          $6 7/8          $6 1/2


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
