Form 10-K
period 1995-12-31
ROCKEFELLER CENTER PROPERTIES INC
filed 1996-03-18
CIK 773652

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR

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
       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                         Name of each exchange
           Title of each class                            on which registered
           -------------------                           ---------------------
Common stock, $.01 Par Value, all of one class                  New York
(38,260,704 shares outstanding as of March 14, 1996)*        Stock Exchange

                            ------------------------------

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


------------------------------
* The aggregate market value of Registrant's voting stock held by non-affiliates as of March 14, 1996, based on the closing price on the New York Stock Exchange composite tape on that date, was approximately $301,303,000.



                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12 and 13 in Part III will be incorporated by reference from the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders or, if no such Proxy Statement is filed within 120 days after the end of the Company's last fiscal year, will be included in an amendment to this Form 10-K.

                       ROCKEFELLER CENTER PROPERTIES, INC.

                                TABLE OF CONTENTS


Part I                                                                                                   Page
------                                                                                                   ----
       Item        1.           Business                                                                   1

       Item        2.           Properties                                                                10

       Item        3.           Legal Proceedings                                                         10

       Item        4.           Submission of Matters to a Vote of
                                Security Holders                                                          12
Part II

       Item        5.           Market for the Registrant's Common Equity
                                and Related Stockholder Matters                                           13

        Item       6.           Selected Financial Data                                                   13

        Item       7.           Management's Discussion and Analysis of
                                Financial Condition and Results of Operations                             13

        Item       8.           Financial Statements and Supplementary Data                               13

        Item       9.           Changes in and Disagreements with Accountants
                                on Accounting and Financial Disclosure                                    13
Part III

        Item      10.           Directors and Executive Officers
                                of the Registrant                                                         14

        Item      11.           Executive Compensation                                                    14

        Item      12.           Security Ownership of Certain
                                Beneficial Owners and Management                                          14

        Item      13.           Certain Relationships and Related
                                Transactions                                                              14
Part IV

        Item      14.           Exhibits, Financial Statement Schedules

                                and Reports on Form 8-K                                                   15

Signatures                                                                                                20

                                       (i)

                       ROCKEFELLER CENTER PROPERTIES, INC.

                                     PART I

ITEM 1. BUSINESS.

                Rockefeller Center Properties, Inc. (the "Company") was incorporated in Delaware on July 17, 1985. Its principal executive offices are located at 1270 Avenue of the Americas, New York, New York 10020, and its telephone number is (212) 698-1440. The Company qualifies and has elected to be treated, for Federal income tax purposes, as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). On September 19, 1985, the Company issued 37,510,000 shares of common stock (the "Common Stock") in an initial public offering registered under the Securities Act of 1933 (the "Act"). Simultaneously with the offering of the Common Stock, the Company issued Current Coupon Convertible Debentures due 2000 and Zero Coupon Convertible Debentures due 2000 (collectively, the "Convertible Debentures"). In December of 1993, 750,704 warrants issued in connection with the settlement of litigation were exercised and a like number of shares of Common Stock were issued. In December 1994, the Company issued $150 million of Floating Rate Notes ("Floating Rate Notes") due December 31, 2000 to Goldman Sachs Mortgage Company, and $75 million of 14% Debentures, ("14% Debentures") due December 31, 2007 to Whitehall Street Real Estate Limited Partnership V ("Whitehall"). In conjunction with the issuance of the 14% Debentures, the Company also issued 4,155,927 Warrants ("Warrants") to acquire newly issued common stock exercisable at $5 per share and 5,349,541 Stock Appreciation Rights ("SARs") convertible into 14% Debentures or, under certain circumstances, Warrants.

                The net proceeds of the initial Common Stock offering and the offerings of Convertible Debentures were used by the Company to make a convertible, participating mortgage loan (the "Loan") to two partnerships (collectively, the "Borrower") which together own most of the land and buildings known as Rockefeller Center. The partners of the Borrower are Rockefeller Group, Inc. ("RGI") and a wholly-owned subsidiary of RGI. The real property interests owned by the Borrower and subject to the Company's mortgage referred to herein (the "Property") are described below.

STATUS OF THE BORROWER

                On May 11, 1995, the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company's only significant source of income is interest received on the Loan from the Borrower. As a result of these filings and until such time as these Chapter 11 cases (the "Chapter 11 Cases") have been brought to a conclusion, the Company does not expect to receive interest payments from the Borrower and the Company's ability to enforce its rights under the Loan has been and will be stayed unless and until the Court issues an order permitting the Company to take steps to enforce such rights. The Borrower and its managing general partner, RGI filed a Chapter 11 reorganization plan
(the "Chapter 11 Plan") for the Borrower that contemplates that ownership of the Property will be turned over to the Company or its designee upon consummation of the Chapter 11 Plan. Pursuant to the order of the Bankruptcy Court having jurisdiction over the Borrower's Chapter 11
Cases, a disclosure statement in respect of the Chapter 11 Plan has been approved and March 27, 1996 has been set as the date for the hearing to consider confirmation of the Chapter 11 Plan. The Company currently anticipates that, if the Chapter 11 Plan is confirmed on or shortly after March 27, 1996, the transactions contemplated by the Merger Agreement (as defined below) could be consummated prior to April 30, 1996, as required by the Merger Agreement. There is no assurance that the conditions to confirmation and/or consummation of the Chapter 11 Plan will be met, that the conditions to the Merger Agreement will be met, or that the transactions contemplated by the Chapter 11 Plan and the Merger Agreement will occur or will take place within the periods described above.

MERGER AGREEMENT AND RELATED AGREEMENTS

                On November 7, 1995, the Company executed and delivered an Agreement and Plan of Merger dated as of November 7, 1995 (as amended by Amendment No. 1 thereto, dated as of February 12, 1996, the "Merger Agreement"), with a group of investors (the "Investor Group") including Exor Group S.A., David Rockefeller, Rockprop L.L.C., Troutlet Investments Corporation and Whitehall, pursuant to which, subject to satisfaction of the conditions specified in the Merger Agreement, a corporation formed by the Investor Group would merge into the Company, the surviving company would be wholly owned by the Investor Group, and the stockholders of the Company would receive $8.00 in cash for each of their shares of the Company's Common Stock other than Excluded Shares (as defined in the Merger Agreement). The Company plans to hold a special meeting (the "Special Meeting") for stockholders to vote on the Merger Agreement on March 25, 1996.

                Under the Merger Agreement, Goldman Sachs Mortgage Company ("GSMC"), which is a party to the Merger Agreement for this purpose, has agreed to make available to the Company up to $47.5 million of credit ("GSMC Loan") during the period between November 7, 1995 and the earlier of (1) the consummation of the merger contemplated by the Merger Agreement or
(2) any termination of the Merger Agreement. Such credit would be secured on the same basis as the Floating Rate Notes and the 14% Debentures, but would accrue interest at the rate of 10% per annum (compounded quarterly) and be prepayable at any time without penalty. If borrowings under this facility have not been repaid by the earlier of April 30, 1996, the consummation of the merger contemplated by the Merger Agreement or any termination of the Merger Agreement in specified circumstances, including any exercise by the Company of its "fiduciary out," such borrowings would be subject to the same terms and conditions as those applicable to the Floating Rate Notes. The Company had borrowed $10.2 million from GSMC under this facility as of December 31, 1995 and $45 million as of February 29, 1996. The Company expects to borrow the total amount available under the GSMC Loan prior to April 30, 1996. The credit facility extended by GSMC to the Company under the Merger Agreement is expected to provide sufficient liquidity for the Company until the earlier of the consummation of the merger contemplated by the Merger Agreement or April 30, 1996.

                Also on November 7, 1995, the Company entered into a rights offering agreement (the "Rights Offering Agreement") with Whitehall and Goldman, Sachs & Co. ("Goldman Sachs"), an affiliate of Whitehall, pursuant to which the parties have agreed that, if the Company's stockholders do not approve the Merger Agreement at the Special Meeting, the Company will have the right to elect, within 30 days after the date of the Special Meeting, to make a $200 million publicly registered rights offering (the "Rights Offering") at a price set by the Company's Board of Directors, but not less than $6.00 per share of Common Stock. The purpose of the Rights Offering Agreement is to provide the Company with a pre-negotiated potential means to raise the funds it would require to be able to acquire the Property and to service its obligations if the Company's stockholders do not approve the Merger Agreement. No decision has been made by the Company's Board of Directors as to whether this option would be exercised if the Company's stockholders do not approve the Merger Agreement; such a decision will be made in the light of the circumstances prevailing at the time of any such failure to approve the Merger Agreement, including any alternatives that may then be available to the Company. Any election by the Company to proceed with the Rights Offering would not require prior approval of the Company's stockholders.

                Management and the Board of Directors believe that, if the Company's stockholders do not approve the Merger Agreement or if the transactions contemplated by the Merger Agreement are not consummated, the Company would be subject to substantial uncertainties. The Company expects that, in the absence of additional financing, its cash resources will be exhausted by the end of April 1996. There can be no assurance as to the availability to the Company of any alternatives to proceeding with the Rights Offering and there can be no assurance that, if the Board of Directors elects to proceed with the Rights Offering, Goldman Sachs or PaineWebber, Incorporated will agree to underwrite the Rights Offering or that the Rights Offering can be successfully concluded or, if concluded, as to the timing of such conclusion. Approval of the Merger Agreement by the Company's stockholders is, in any event, a condition to the effectiveness of the proposed Chapter 11 Plan and, accordingly, in the event of a rejection of the Merger Agreement, a new reorganization plan will have to be negotiated; there can be no assurance as to the results that such negotiations would reach or even that such negotiations would be successful. While the Rights Offering is designed to produce proceeds to the Company of $200 million (before expenses), most of these proceeds would be used to retire the Floating Rate Notes. Thus, the Board of Directors believes that, even if the Rights Offering were successful, the Company would require additional funds in order to be able to demonstrate in the Chapter 11 Cases that the Company could successfully operate the Property. While Whitehall and Goldman Sachs agreed in the Rights Offering Agreement to make certain changes in the terms of the 14% Debentures to facilitate additional borrowings by the Company, there can be no assurance that the Company could obtain the required additional financing on terms satisfactory to it, if at all.

                Due to the factors described above, Management believes that there is substantial doubt about the Company's ability to continue as a going concern if the Company's stockholders do not approve the Merger Agreement or if the transactions contemplated by the Merger Agreement are not consummated. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of these uncertainties.

THE LOAN AND THE EQUITY OPTION.

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

                At the Company's option (the "Equity Option"), the Loan is convertible on December 31, 2000 (the "Equity Conversion Date") or, if an event of default under the Loan Agreement has occurred and is continuing, any earlier date specified by the Company into a 71.5% (subject to reduction in the event of certain prepayments) general partnership interest in the partnership (the "Partnership") which will then own the Property. RGI or a permitted successor will be the managing partner of the Partnership and will generally have the power to make business decisions for the Partnership without the consent of the other partners. The Partnership will terminate on September 30, 2169 unless previously dissolved pursuant to the terms of the agreement under which the Partnership will be formed (the "Partnership Agreement").

                Base Interest is payable quarterly at stated annual interest rates ranging from 7.215% (for 1985 and 1986) to 8.43% (for the year 2000). For each year beginning with 1988 through 2000 in which Gross Revenues (as defined in the Note) of the Property exceed $312.5 million, Additional Interest would accrue in an amount equal to the sum of (i) 31.5% of such excess plus (ii) $42.95 million. If Additional Interest is earned by the Company, but cash is unavailable to the Borrower to pay it, then such Additional Interest would be deferred (without interest) until the Equity Conversion Date or such earlier time as cash became available. No Additional Interest was earned by the Company through December 31, 1995 and, based on present conditions in the Midtown Manhattan rental market, the Company does not currently expect that it will earn Additional Interest even if the Borrower's reorganization proceedings are terminated.

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


THE MORTGAGE.

                The Loan is secured by fee and leasehold mortgages in the aggregate amount of approximately $44.8 million which were assigned to the Company, consolidated, spread and recorded as a first mortgage lien against the Property. Through September 6, 1994, the Loan also was secured by an unrecorded mortgage in the amount of approximately $1,255.2 million. On September 6, 1994 the Company recorded this mortgage.


THE CREDIT SUPPORT FACILITIES.

                In accordance with the provisions of the Loan Agreement, the Borrower was required to maintain for the benefit of the Company credit support facilities ("Credit Support Facilities") to secure payment of (i) the Base Interest (as defined) and (ii) the unexpended portion of the cost of making certain required capital improvements to the Property. On January 1, 1995, the required level of this support was $70 million and on April 1, 1995 decreased to $50 million. Following the Borrower's failure to make the interest payment due on May 31, 1995, the Company drew down the full amount available under the $50 million of letters of credit which supported payment of the Base Interest on the Loan.

THE PROPERTY.

                Rockefeller Center is among the best-known commercial real estate complexes in the world, offering an architecturally renowned combination of office, retail and public space. Occupying most of the three blocks (approximately 12 acres) between 48th and 51st Streets and Fifth Avenue and Avenue of the Americas in midtown Manhattan, the Property includes 12 buildings, all but one of which were completed between 1932 and 1940, having approximately
6.2 million square feet of rentable office, retail, storage and studio space as measured in accordance with the measurement standards promulgated by the Real Estate Board of New York in 1968. The Borrower owns the fee interest in the entire Property, excepting the land (which is owned by an unrelated party and leased to the Borrower through the year 2000 at an annual rent of $650,000) underlying a portion of the building at 600 Fifth Avenue. This lease (the "Church Lease") provides for three renewal periods of 21 years each at annual rents of 6%, 7% and 8%, respectively, of the value of the land (exclusive of improvements and unencumbered by the Church Lease) appraised for its highest and best use, determined at the beginning of each such renewal term. The Borrower's leasehold interest under the Church Lease is subordinate to any mortgage placed on the land, the principal amount of which does not exceed $750,000 and the aggregate payment of principal and interest on which does not exceed the fixed rent payable under the Church Lease. The Church Lease, however, contains a non-disturbance provision which provides that any foreclosure of a superior mortgage will not result in termination of the Church Lease so long as the tenant is not in default thereunder. If the opportunity to purchase the land underlying the Church Lease arises, RGI has agreed to allow the Company to participate with the Borrower in such purchase (if such opportunity arises during the term of the Loan) and to allow such opportunity to the Partnership (if such opportunity arises thereafter).

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


                                                                                      At December 31, 1995
                                                                                --------------------------------
                                             Year              Number of        Rentable area         Occupancy
Building                                    opened              stories          (sq.ft.)(1)          percentage
--------                                   --------             -------         -------------         ----------
GE                                         1933                 69              1,876,438                94.6%
NBC Studio                                 1933                 10                384,592               100.0
GE West                                    1933                 16                151,687               100.0
1270 Avenue of the Americas (2)            1932                 32                389,102                69.6
Associated Press                           1938                 16                400,536                70.3
International                              1935                 40              1,029,911                82.9
British Empire                             1933                  9                102,699               100.0
La Maison Francaise                        1933                  9                104,791                97.3
One Rockefeller Plaza                      1937                 35                468,985                68.7
Ten Rockefeller Plaza                      1939                 17                291,497                69.5
Simon & Schuster                           1940
    and Addition                           1955                 21                600,482                92.1
600 Fifth Avenue                           1952                 29                355,312                85.8
Additional Property (3)                    ----                 --                 28,421               100.0
                                                                                ---------               -----
        Total ...................                                               6,184,453                86.3%
                                                                                =========               =====


------------------
(1) Measured in accordance with the standard for measurement promulgated by the New York Real Estate Board in 1968. Includes office, retail and storage space.
(2) Radio City Music Hall is included as part of this building but excluded from the rentable area and occupancy percentage data.
(3) Includes the underground concourse and lower plaza and includes the Television City and Hurley's restaurant buildings.

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


                APPRAISAL VALUE. The property was appraised as of December 31, 1994 by Douglas Elliman Appraisal and Consulting Division ("Douglas Elliman") an independent appraisal firm. In a report dated January 11, 1995, Douglas Elliman concluded that, as of December 31, 1994, the fair market value of the Property was $1.25 billion, an increase of $100 million from the value assigned in an appraisal conducted by that same firm as of December 31, 1993. The Weitzman Group, Inc. ("The Weitzman Group"), an independent real estate consulting firm, reviewed the Douglas Elliman appraisal and issued a review and concurrence report dated February 15, 1995 stating that, based upon the review described in such report, The Weitzman Group concurred with the Douglas Elliman appraisal and that, in the opinion of The Weitzman Group, the market value estimated by Douglas Elliman did not vary by more that 5 percent from the market value The Weitzman Group would have estimated in a full and complete appraisal of the same interests. Copies of the 1994 appraisal and concurrence report were filed as exhibits to the Company's Current Report on Form 8-K filed on February 22, 1995 and a copy of the 1993 appraisal was filed as an exhibit to the Company's Current Report on Form 8-K filed on February 22, 1994.

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


                CAPITAL IMPROVEMENT PROGRAM. In connection with the making of the Loan, independent consulting firms conducted structural, mechanical, systems and engineering analyses of the Property. Their reports (collectively, the "Engineering Reports") indicated that the Property was in generally good condition and recommended a program of capital improvements over the term of the Loan. The Borrower agreed to make all of the improvements recommended in the Engineering Reports, as well as other major capital improvements to the Property. At the time of the Company's initial public offerings, the Borrower projected for its capital improvement program an aggregate expenditure (after adjusting for inflation) of approximately $260 million for the period from 1985 through the year 2000, which amount substantially exceeds the cost of the capital improvements recommended in the Engineering Reports ($197.6 million). On a cumulative basis since the inception of the Loan and through December 31, 1995, the Borrower has spent $223.5 million in connection with the capital improvements required in the Engineering Reports and an additional $108.2 million for other capital improvements.

                In 1995, 1994 and 1993, the Borrower incurred approximately $13 million, $14 million and $27 million, respectively, under its capital improvement program. Progress continued on elevator replacements and upgrades, roof repairs and fire safety systems.

                NBC TENANCY. National Broadcasting Company, Inc. ("NBC") currently leases approximately 1.3 million square feet of space in four Rockefeller Center buildings (the GE Building, the Studio Building, and the
GE West Building, which buildings are interconnected, and 10 Rockefeller Plaza).

                In December 1988, the Borrower and NBC signed lease agreements extending NBC's primary lease at Rockefeller Center through 2022. NBC has options to extend its lease for two renewal periods through 2042. Through
1997 NBC will continue to pay rents on the basis of its prior lease. After 1997, the lease agreements call for NBC to pay rent on a "net" basis, that is, without including amounts normally payable with regard to real estate taxes and certain operating expenses, which NBC would pay directly. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

                LEASING. The average annual office rent (base rent plus escalations) at the Property at December 31, 1995 was $32.62 per square foot, while 1995 leases for office space in the Property have been signed and have taken effect at average net effective rents of $31.64 per square foot and with lease terms which generally range from 5 to 15 years. These rents are comparable with current midtown Manhattan asking market rents for office buildings. See "Competitive Market".

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

                At December 31, 1995, the occupancy rate for the Property was approximately 86.3%. The following table shows the historical occupancy rates, average annual rent per square foot (base rent plus escalations) and average net effective new and renewal rates for all leases (office, retail and storage) at the Property for the past fifteen years. While the average net effective rental rates for new and renewal space were generally consistent with those prevailing in the midtown Manhattan market during this period, the Property's occupancy rates (except for 1995) were higher.



                                                             Average net effective
            Occupancy         Average annual rent             rent per sq.ft. for
    Year    percentage     per sq.ft. for all leases        new and renewal leases
    ----    ----------     -------------------------        ----------------------
    1981    99.5%             $16.84                                $32.44
    1982    99.4               20.28                                 17.19*
    1983    98.6               21.36                                 37.12
    1984    98.3               23.37                                 41.98
    1985    98.0               27.05                                 43.42
    1986    98.3               28.53                                 40.65
    1987    98.2               29.34                                 42.70
    1988    98.4               30.98                                 42.04
    1989    96.2               31.99                                 45.82
    1990    95.7               33.98                                 43.43
    1991    95.9               34.57                                 41.34
    1992    94.0               33.47                                 33.76
    1993    94.6               32.97                                 35.93
    1994    90.2               31.99                                 31.98
    1995    86.3               31.48                                 33.63


------------------
     *Includes a substantial amount of space leased to NBC and RCA at below market rates on exercise of renewal options.

                COMPETITIVE MARKET. The information set forth in this section is based upon data supplied by Cushman & Wakefield, Inc. ("C&W") and publicly available sources. The statements with respect to real estate markets and market trends made in this section and elsewhere in this Report are based upon the conclusions of C&W as experts. C&W is an affiliate of RGI.

                 New York City is the largest office real estate market in the United States. Its central business district has two primary concentrations, midtown and downtown Manhattan. The Property is located in Manhattan's midtown office market. The midtown market comprises approximately 221 million square feet of rentable office space, of which 168 million square feet of existing space is considered prime. The market principally serves corporate headquarters and financial, legal, communications, advertising and other service firms, as well as foreign businesses and governments, for which prestige, central location and amenities are factors justifying the higher rental rates charged for prime office space.

                The midtown Manhattan office space market has historically been cyclical. Following a low point in 1975, the market rebounded sharply at the end of the decade because of the low level of new construction and improvement in the local and national economies. During the period 1975-1979, vacancies decreased sharply from approximately 15% to approximately 2% and average asking rents doubled to approximately $20.50 per square foot at the start of 1980. By 1985, rents had reached $38 per square foot, and vacancies had risen to over 9%. An unprecedented amount of new construction accounted for approximately 22 million square feet added to the market from 1986 to 1992. The level of new construction activity has since decreased, with 380,616 square feet added between 1993 and 1995. For prime space, vacancy levels reached 17.2% and average asking rents topped $40 per square foot in 1990; by December 1995, the vacancy rate had decreased to 12.1%, while asking rents averaged $34.97 per square foot.

        The Property competes with a large number of existing prime office properties in the midtown Manhattan market, including other buildings in which RGI has an interest. RGI and its affiliates have ownership interests in and manage (or, in the case of two buildings, manage without having an ownership interest) the four other buildings which are a part of the entire Rockefeller Center complex but are not included in the Property. One of these four buildings, Time & Life Building, is primarily occupied under a long-term lease and in recent years has had little or no vacant space; the McGraw-Hill Building, 1251 Avenue of the Americas and 1211 Avenue of the Americas Buildings had vacancy levels which ranged from 4.5% to .9% at December 31, 1995. Rockefeller Center Management Corporation ("RCMC"), a wholly-owned subsidiary of RGI, performs services for these buildings and C&W performs services for other office buildings. Depending on the nature of their interests in these other properties, RGI and its affiliates might have an incentive to favor them. In addition, RGI owns property adjacent to the 1251 Avenue of the Americas Building, on which it may construct a building (which would be an addition to the Rockefeller Center complex, but which would not be included in the Property) of up to 1.5 million rentable square feet. RGI and the Borrower have agreed, however, that RCMC, and any successor or replacement management company which is an affiliate of the Borrower, will not favor the leasing of other buildings over the Property. The Borrower makes periodic reports to the Company regarding space leased in buildings other than those included in the Property in which RGI and its affiliates have ownership interests.

                The Property will be subject to competition in the future from continuing new office construction in midtown Manhattan. As of December 31, 1995, there were no additional buildings under construction in the midtown market. RGI might in the future (including by use of the development rights and air rights excluded from the Property) build, acquire or expand, and RCMC or C&W might perform leasing and management services for other properties in the midtown market.

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

                REAL ESTATE TAXES. The targeted and actual assessed valuation of the Property and the real estate taxes payable by the Property are set forth in the following schedule for the fiscal year periods encompassing the years ended December 31, 1992, 1993, 1994 and 1995. The schedule reflects the final settlement negotiated with the Tax Commission of the City of New York during 1995. This settlement reduced the targeted assessed valuation of the Property. Increases in targeted assessed valuation are required to be phased-in over a five-year period commencing with the fiscal year for which it is first increased.

                                                ($ in millions)

FISCAL YEAR                           TARGETED ASSESSED             ACTUAL ASSESSED               REAL ESTATE
JULY 1-JUNE 30                         VALUATION(1) (2)             VALUATION(1) (2)          TAXES PAYABLE(1) (2)
--------------                         ----------------             ----------------          --------------------
1992/93                                 $373.4                        $373.4                       $39.9
1993/94                                 $359.7                        $359.7                       $39.6
1994/95                                 $320.8                        $320.8                       $34.0
1995/96                                 $318.2                        $318.2                       $33.1


--------------------
(1) Excludes amounts applicable to Radio City Music Hall. Real estate taxes assessed against the Music Hall portions of the Property are not charged to the Property.

(2) Excludes amounts applicable to the NBC space, see Note 5 of the Notes to Combined Financial Statements of Rockefeller Center Properties and RCP Associates.

                PROPERTY MANAGEMENT. The Borrower entered into a Management and Rental Agreement, dated as of September 1, 1985 (the "Property Management Agreement"), engaging RCMC to manage the Property and appointing RCMC as the Borrower's exclusive rental agent for the Property. RCMC was organized by RGI in 1973 to manage Rockefeller Center. RCMC's duties include, among other things, the management of the Property and the supervision of its maintenance, repair, alteration and operation and the preparation of operating and capital and capital improvement budgets. As exclusive rental agent, RCMC is required to use reasonable efforts to keep the Property at all times fully rented. RCMC has agreed not to favor the leasing of other buildings managed by RCMC over the Property. The Property Management Agreement will expire on the Equity Conversion Date, unless terminated prior to such date, and thereafter may be renewed by agreement of the Borrower and RCMC for successive three-year periods. During the term of the Property Management Agreement, RCMC will be reimbursed for Property operating costs and will be paid a fee at the initial rate of approximately $1.8 million (or $.30 per square foot of rentable area) escalating as of each December 1st thereafter (commencing December 1, 1986) with the Consumer Price Index. RCMC's annual fee for the period commencing December 1, 1994 was established at approximately $2.7 million. RCMC also receives leasing commissions for rental services payable at rates and in accordance with terms set forth in the Property Management Agreement. For the year ended December 31, 1995, RCMC earned such leasing commissions in the approximate amount of $4.9 million.

By amendment effective October 1, 1995, the Property Management Agreement was modified in several respects. First, the term of the Property Management Agreement was amended to expire on December 31, 1996, subject to the right of either RCMC or the Borrower to terminate on not less than 60 days' notice given on or subsequent to the date of consummation of the Chapter 11 Plan (the "Plan Consummation Date"). Second, RCMC's annual management fee was increased from approximately $2.7 million to approximately $2.8 million and the Borrower agreed to pay RCMC the following additional fees for the additional services indicated:
(i) a fee of $102,500 per month for human resource services; (ii) a fee of $63,833 per month until the Plan Consummation Date for certain lease preparation and related services; and (iii) until terminated by either party on not less than 30 days' notice given on or subsequent to the Plan Consummation Date, a fee of $222,084 per month for certain marketing, rental and corporate communication services. Third, the parties agreed that RCMC would no longer receive leasing commissions for rental services. Finally, the Property Management Agreement was amended to provide that RCMC may not enter into, modify or cancel significant leases at the Property without first obtaining the approval of the Borrower and the Company.

If the transactions contemplated by the Merger Agreement are consummated, the Property will be managed by Tishman Speyer Properties, L.P., ("Tishman Speyer"), an affiliate of Rockprop L.L.C., one of the members of the Investor Group, on terms to be negotiated between Tishman Speyer and the Investor Group.


REPURCHASE OF CONVERTIBLE DEBENTURES.

                Between 1987 and 1992, the Company repurchased and retired a portion of its Convertible Debentures and financed these repurchases with unsecured short term nonconvertible borrowings subsequently replaced with Floating Rate Notes and 14% Debentures in December 1994. The Company under the terms of the 14% Debentures and Floating Rate Notes is not permitted to repurchase any of its currently outstanding Convertible Debentures.

                At December 31, 1995, Current Coupon and Zero Coupon Convertible Debentures with face values of $121,830,000 and $366,065,000, respectively, had been cumulatively repurchased at an aggregate cost of $217,295,000. At December 31, 1995, the Company had $116,296,000 of Floating Rate Notes, $75,000,000 of 14% Debentures and a $10,200,000 GSMC loan outstanding. The Company has in place interest rate swap agreements that establish fixed rates of interest payable on a portion of the Floating Rate Notes.

INCOME TAX MATTERS.

                The Company qualifies and has elected to be treated as a REIT under the Code, commencing with its taxable year ended December 31, 1985.

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

                DISTRIBUTIONS FROM OPERATIONS. Prior to May 11, 1995, the date the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code, the Company's intentions were to make four distributions annually to its stockholders during the months of April, July, October and December. Due to the significant uncertainties created by the Borrower's Chapter 11 filings, the Company has not made any distributions since the April 1995 dividend. In addition, under the terms of the Merger Agreement, the Company is prohibited from making distributions unless required to do so to maintain REIT status. To the extent that distributions made by the Company exceed annual net income as computed for tax purposes, the excess is treated as a return of capital.

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

                INVESTMENTS. The Company may make investments which will not result in the Company's being disqualified as a REIT. The Company invests in short-term (maturing in less than three months) instruments with only the highest credit ratings.

                DILUTION. Other than issuances of shares of Common Stock on conversion of Convertible Debentures or exercise of Warrants, and except in connection with any exercise of its rights under the Rights Offering Agreement, the Company does not intend to issue any additional capital stock, other than Warrants issuable in exchange for SARs, or any rights, warrants or options to purchase any additional Common Stock.

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

                INVESTMENT BY MITSUBISHI ESTATE COMPANY, LIMITED IN RGI.

                In 1990, Mitsubishi Estate Company, Ltd. ("Mitsubishi Estate") acquired a controlling interest in the outstanding stock of RGI. RGI, through affiliate partnerships, is the equity owner of the Property. RCPI has no interest in RGI and this change in the ownership of RGI had no effect on RCPI's rights under its mortgage on the Property.

ITEM 2. PROPERTIES.

                None. The principal assets of the Company are the mortgage loan receivable secured by the Property and the Equity Option described in
Item 1. Business above.

ITEM 3. LEGAL PROCEEDINGS.

                On January 23, 1995, Bear, Stearns & Co., Inc. and Donaldson Lufkin & Jenrette Securities Corporation commenced an action against the Company in the Supreme Court of New York, County of New York. The plaintiffs allege that the Company breached a contract relating to the plaintiffs' provision of investment banking services to the Company in connection with a proposed 1994 transaction. The plaintiffs seek $5,062,500, plus costs, attorneys' fees and interest. The Supreme Court of New York denied the Company's motion to dismiss the complaint on September 21, 1995. On October 10, 1995, the Company filed an answer to the complaint which denied the plaintiffs' allegations and asserted numerous affirmative defenses. The Company intends to vigorously contest the plaintiffs' claims.

                On May 11, 1995, the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York as described in Note 1.

                On May 24, 1995, Jerry Krim commenced an action encaptioned Krim
v. Rockefeller Center Properties, Inc. and Peter D. Linneman. On June 7, 1995, Kathy Knight and Moishe Malamud commenced an action encaptioned Knight, et al.
v. Rockefeller Center Properties, Inc. and Peter D. Linneman. Both actions were filed in the United States District Court for the Southern District of New York and purport to be brought on behalf of a class of plaintiffs comprised of all persons who purchased the Company's common stock between March 20, 1995 and May 10, 1995. The complaints allege that the Company and Dr. Linneman violated the federal securities laws by their purported failure to disclose, prior to May 11, 1995, that the Borrower would file for bankruptcy protection. The cases have been consolidated. On July 28, 1995, the Company and Dr. Linneman filed answers to the complaints denying plaintiffs' substantive allegations and asserting numerous affirmative defenses. On September 22, 1995, plaintiffs served an Amended Class Action Complaint adding the Company's remaining directors and its president as defendants. In addition to the foregoing claims, the Amended Complaint also asserts a cause of action for breach by the Company's directors and its president of their fiduciary duties by approving the Combination Agreement. The plaintiffs are seeking damages in such amount as may be proved at trial. Plaintiffs are also seeking injunctive relief, plus costs, attorneys' fees and interest. The Company intends to vigorously contest these actions.

                On July 6, 1995, Charal Investment Company, Inc. commenced a derivative action against certain of the Company's present and former directors in the Court of Chancery of the State of Delaware in and for New Castle County ("Delaware Court of Chancery"). The Company was named as a nominal defendant. The plaintiff alleged that the directors breached their fiduciary duties by: (1) using commercial paper proceeds to repurchase Convertible Debentures in 1987-1992; (2) entering into interest rate swaps; and (3) making capital distributions to stockholders during the years 1990 through 1994. On February 21, 1995, prior to the commencement of the action, the Company's Board of Directors appointed a special committee of the Board to review the plaintiff's February 3, 1995 pre-suit demand that the Company's Board of Directors institute litigation on the Company's behalf with respect to such claims and recommend a course of action to the full Board. Plaintiff nevertheless commenced the action, asserting that circumstances did not permit further delay. On November 7, 1995, the Delaware Court of Chancery dismissed this action without prejudice due to plaintiff's failure to comply with the requirements of the Delaware Court of Chancery Rule 23.1.

                On November 14, 1995, the plaintiff moved to amend and supplement its complaint and/or to amend or alter the Delaware Court's judgment so as to permit the filing of additional derivative allegations, as well as class allegations that the Company's Board of Directors had approved the proposed Merger without considering the value to the Company of the matters set forth in the plaintiff's pre-suit demand. The Delaware Court of Chancery denied the plaintiff's motion on February 12, 1996.

                On November 28, 1995, the special committee of the Board reviewed the report of its counsel and, after deliberation, determined to recommend to the Company's Board of Directors that the plaintiff's pre-suit demand be rejected because it would not be in the best interest of the Company to pursue the matters set forth in such demand. On December 5, 1995, after considering the recommendation of the special committee and the report of the special committee's counsel, the Company's Board of Directors voted to reject the plaintiff's pre-suit demand.

                On February 29, 1996, Charal Investment Company, Inc. filed a new action in the Delaware Court of Chancery purporting to assert both derivative and class counts. The derivative count alleges claims substantially identical to those set forth in Charal's July 6, 1996 complaint, which claims were the subject of the Board's rejection of plaintiff's pre-suit demand. The class count alleges that the directors failed to consider the value of the derivative claims in connection with the Board's evaluation of the fairness of the proposed Merger. The Company is named only as a nominal defendant in this action. To the extent that any relief is sought against the Company, the Company intends to vigorously contest the action.

                On July 31, 1995, L.L. Capital Partners, L.P. commenced an action against the Company in the United States District Court in the Southern District of New York. The plaintiff alleges that, in a Company prospectus dated November 3, 1993, the Company failed to disclose its purported belief that the Rockefeller Interests and Mitsubishi Estate would cease to fund the Borrower's cash flow shortfalls. The plaintiff seeks recovery under Section 12(2) of the Securities Act of 1933, Section 10(b) of, and Rule 10b-5 under the Exchange Act and the common law. The Company intends to vigorously contest this action. In September 1995, counsel for the Company filed a motion to dismiss this action for failure to state a claim. That motion has been fully submitted and argued and the parties are awaiting a decision by the Court.

               On September 13 and 14, 1995, five class action complaints, captioned Faegheh Moezinia v. Peter D. Linneman, Benjamin D. Holloway, Peter G. Peterson, William F. Murdoch, Jr. and Rockefeller Center Properties, Inc.; Martin Zacharias v. B.D. Holloway, P.G. Peterson, W.F. Murdoch, P.D. Linneman and Rockefeller Center Properties, Inc.; James Cosentino v. Peter D. Linneman, Benjamin D. Holloway, Peter G. Peterson, William F. Murdoch, Jr. and Rockefeller Center Properties, Inc.; Mary Millstein v. Peter D. Linneman, Peter G. Peterson, Benjamin D. Holloway, William F. Murdoch, Jr. and Rockefeller Center Properties, Inc.; and Robert Markewich v. Peter D. Linneman and Daniel M. Neidich, et al. were filed in the Delaware Court of Chancery. On October 11, 1995, an additional complaint captioned Hunter Hogan v. Rockefeller Center Properties, Inc., et al. was filed in the Delaware Court of Chancery. Each of the complaints purports to be brought on behalf of a class of plaintiffs comprised of stockholders of the Company who have been or will be adversely affected by the Combination Agreement. All of the complaints allege that the Company's Directors breached their fiduciary duties by approving the Combination Agreement. The complaints seek damages in such amount as may be proved at trial. Plaintiffs also seek injunctive relief, plus costs and attorneys fees. On November 8, 1995, the Delaware Court of Chancery entered an order consolidating these actions. The Company intends to contest these actions vigorously.

                On February 28, 1996, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III ("ZML") filed a complaint and a motion for a preliminary injunction against the Company. The action is captioned Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III v. Rockefeller Center Properties, Inc., 96 Civ. 1445, and is pending in the United States Federal District Court for the Southern District of New York. The complaint alleges that the Company breached the ZML Investment Agreement, dated August 18, 1995, between the Company and ZML (the "ZML Investment Agreement") by failing to sell to ZML 1,788,908 shares of Common Stock and by failing to appoint a person designated by ZML to the Company's Board of Directors. ZML seeks specific performance of the ZML Investment Agreement. ZML's motion for a preliminary injunction seeks to enjoin the March 25, 1996 Special Meeting pending resolution of ZML's claim for specific performance. The Company intends to vigorously contest both the motion for a preliminary injunction and the underlying action and the Company does not believe that ZML is entitled to the relief requested. A hearing on the motion for a preliminary injunction is scheduled for March 19, 1996.

                The Company does not expect the outcome of the above litigations to have a material effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                The principal market for the Company's Common Stock is the New York Stock Exchange. For quarterly price information with respect to the Company's Common Stock for the two years ended December 31, 1995, see "Quarterly Stock Information" at page F-47 herein, which information is incorporated herein by reference.

                As of March 5, 1996, there were 9,762 stockholders of record.

                For information on the frequency and amount of dividends paid with respect to the Company's Common Stock during the two years ended December 31, 1995, see Note 7 "Income Taxes and Distributions" at page F-19 herein, which information is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA.

                Selected financial information of the Company for the five years ended December 31, 1995 is set forth on pages F-25 through F-28 herein and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-29 through F-46 herein is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                The financial statements and supplementary data of the Company and the report of independent auditors thereon are set forth at pages F-2 through F-24 herein and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.


                None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                The information required by this item will be incorporated by reference from the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders or, if no such Proxy Statement is filed within 120 days after the end of the Company's last fiscal year, will be included in an amendment to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

                The information required by this item will be incorporated by reference from the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders or, if no such Proxy Statement is filed within 120 days after the end of the Company's last fiscal year, will be included in an amendment to this Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                The information required by this item will be incorporated by reference from the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders or, if no such Proxy Statement is filed within 120 days after the end of the Company's last fiscal year, will be included in an amendment to this Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                The information required by this item will be incorporated by reference from the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders or, if no such Proxy Statement is filed within 120 days after the end of the Company's last fiscal year, will be included in an amendment to this Form 10-K.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (A)      DOCUMENTS FILED AS PART OF THE REPORT.

         1.       Financial Statements and Report of Independent Auditors.

                  A. Registrant-See Item 8.

                  B. Rockefeller Center Properties and RCP Associates.

                     (1)  Report of Independent Auditors.

                     (2)  Combined Balance Sheets at December 31, 1995 and 1994.

                     (3)  Combined Statements of Operations and
                          Partners' Capital Deficiency for the
                          years ended December 31, 1995, 1994 and
                          1993.

                     (4) Combined Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

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

                 (3.2) By-laws of the Registrant, as amended February 22, 1995, is incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

                (4.1) Debenture Purchase Agreement dated as of December 18, 1994 between Registrant and Whitehall Real Estate Limited Partnership V ("Whitehall") is incorporated by reference to Exhibit 4.9 to the Registrant's Current Report on Form 8-K dated December 30, 1994.

                (4.2) Warrant Agreement dated as of December 18, 1994 between the Registrant and Chemical Bank, agent, relating to the issuance and sale to Whitehall of warrants to purchase shares of the Registrant's common stock is incorporated by reference to
                              Exhibit 4.6 to the Registrant's Current Report on Form 8-K dated December 22, 1994.

                (4.3) Stock Appreciation Rights Agreement dated as of December 18, 1994 between the Registrant and Chemical Bank, agent, relating to the issuance and sale to Whitehall of stock appreciation rights exchangeable for warrants of the Registrant and exercisable for the Registrant's 14% Debentures due 2007 is incorporated by reference to Exhibit
                              4.7 to the Registrant's Current Report on Form 8-K dated December 22, 1994.

                (4.4) Letter Agreement dated December 18, 1994 among the Registrant, Whitehall and Goldman, Sachs & Co. relating to board representation and other matters is incorporated by reference to Exhibit 4.8 to the Registrant's Current Report on Form 8-K dated December 22, 1994.

                (4.5) Collateral Trust Agreement dated as of December 29, 1994 among the Registrant, Bankers Trust Company and Gary R. Vaughan, Trustees, is incorporated by reference to Exhibit 4.10 to the Registrant's Current Report on Form 8-K dated December 30, 1994.

                (4.6) Registration Rights Agreement dated as of December 29, 1994 among the Registrant, Goldman Sachs Mortgage Company ("GSMC") and Whitehall is incorporated by reference to Exhibit 4.11 to the Registrant's Current Report on Form 8-K dated December 30, 1994.

                (4.7) Letter amendment dated as of December 29, 1994 between the Registrant and Chemical Bank, warrant agent, amending the Warrant Agreement dated as of December 18, 1994 between the Registrant and Chemical Bank, warrant agent, is incorporated by reference to Exhibit 4.12 to the Registrant's Current Report on Form 8-K dated December 30, 1994.

                (4.8) Letter amendment dated as of December 29, 1994 between the Registrant and Chemical Bank, SAR agent, amending the SAR Agreement dated as of December 18, 1994 between the Registrant and Chemical Bank, SAR agent, is incorporated by reference to Exhibit 4.13 to the Registrant's Current Report on Form 8-K dated December 30, 1994.

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

                (10.1) Loan Agreement dated as of December 18, 1994 among the Registrant, the lenders parties thereto and GSMC, as agent, is incorporated by reference to
                              Exhibit 10.35 to the Registrant's Current Report on Form 8-K dated December 30, 1994.

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

                 (10.18) Amendment to Amended and Restated Consolidated Mortgage dated as of April 6, 1993 by the Borrowers to the Registrant is incorporated by reference to Exhibit 10.24 to the Registrant's Current Report on Form 8-K dated April 23, 1993.

                (10.19) Amendment to Amended and Restated Mortgage dated as of April 6, 1993 by the Borrowers to the Registrant is incorporated by reference to Exhibit
                              10.25 to the Registrant's Current Report on Form 8-K dated April 23, 1993.

                (10.20) Amendment to Amended and Restated Purchase Option dated as of April 6, 1993 by the Borrowers to the Registrant is incorporated by reference to Exhibit
                              10.26 to the Registrant's Current Report on Form 8-K dated April 23, 1993.

                (10.21) Amendment to Amended and Restated Assignment of Rents dated as of April 6, 1993 by the Borrowers to the Registrant is incorporated by reference to
                              Exhibit 10.27 to the Registrant's Current Report on Form 8-K dated April 23, 1993.

                (10.22) Letter of Credit dated April 8, 1993 from The Mitsubishi Bank, Limited to the Registrant is incorporated by reference to Exhibit 10.28 to the Registrant's Current Report on Form 8-K dated April 23, 1993.

                (10.23) Letter of Credit dated April 8, 1993 from The Mitsubishi Trust and Banking Corporation, New York Branch, to the Registrant, as beneficiary is incorporated by reference to Exhibit 10.29 to the Registrant's Current Report on Form 8-K dated April 23, 1993.

                (10.24) Letter Agreement dated February 17, 1994 between the Registrant and RGI concerning temporary relinquishment by RGI of its right to nominate 40% of the Registrant's Board of Directors is incorporated by reference to Exhibit 10.33 to the Registrant's Current Report on Form 8-K dated February 22, 1994.

                (10.25) Fourth Amendment dated February 22, 1994 to the Loan Agreement is incorporated by reference to
                              Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

                (10.26) Agreement and Plan of Merger dated as of November 7, 1995 among the Registrant, RCPI Holdings Inc., RCPI Merger Inc., Whitehall Street Real Estate Limited Partnership V, Rockprop, L.L.C., David Rockefeller, Exor Group S.A. and Troutlet Investments Corporation is incorporated by reference to Exhibit 10.28 to the Registrant's Current Report on Form 8-K dated November 13, 1995.

                 (10.27) Supplemental Agreement dated as of November 7, 1995 between the Registrant and Goldman Sachs Mortgage Company is incorporated by reference to
                              Exhibit 10.29 to the Registrant's Current Report on Form 8-K dated November 13, 1995.

                 (10.28) Letter Agreement among the Registrant, Goldman, Sachs & Co. and Whitehall Street Real Estate Limited Partnership V is incorporated by reference to Exhibit 10.30 to the Registrant's Current Report on Form 8-K dated November 13, 1995.

                 (10.29) Amendment No. 1 dated as of February 12, 1996 to the Agreement and Plan of Merger dated as of November 7, 1995 among the Registrant, RCPI Holdings Inc., RCPI Merger Inc., Whitehall Street Real Estate Limited Partnership V, Rockprop, L.L.C., David Rockefeller, Exor Group S.A. and Troutlet Investments Corporation is incorporated by reference to Exhibit 10.31 to the Registrant's Current Report on Form 8-K dated February 22, 1996.

                 (10.30) Amendment No. 1 dated as of February 13, 1996 to the Supplemental Agreement dated as of November 7, 1995 between the Registrant and Goldman Sachs Mortgage Company is incorporated by reference to
                              Exhibit 10.32 to the Registrant's Current Report on Form 8-K dated February 22, 1996.

                 (27.1)       Registrant's Financial Data Schedule.

                 (99.1) Appraisal of Real Property as of December 31, 1994 prepared by Douglas Elliman Appraisal and Consulting Division dated January 11, 1995 is incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated February 22, 1995.

                 (99.2) Review and Concurrence Report prepared by the Weitzman Group, Inc. dated February 15, 1995 is incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated February 22, 1995.

                (B)           REPORTS ON FORM 8-K.

                              A report on Form 8-K was filed on November 13, 1995 reporting events under Item 1 of Form 8-K.

                              A report on Form 8-K was filed on December 14, 1995 reporting events under Item 5 of Form 8-K. A copy of the Combined Financial Statements of Rockefeller Center Properties and RCP Associates for the year ended December 31, 1994, together with the new report thereon of Ernst & Young LLP, independent auditors, was filed with the December 14, 1995 Form 8-K.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ROCKEFELLER CENTER PROPERTIES, INC.



                                       /s/ RICHARD M. SCARLATA
                                       -----------------------
                                       Richard M. Scarlata
                                       President and Chief Executive Officer
                                      (Principal Financial Officer)

Date: March 18, 1996

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       /s/ RICHARD M. SCARLATA
                                       -----------------------
                                       Richard M. Scarlata
                                       President and Chief Executive Officer
                                      (Principal Financial Officer)


                                       /s/ PETER D. LINNEMAN
                                       ------------------------
                                       Peter D. Linneman
                                       Director and Chairman of the Board


                                       /s/ BENJAMIN D. HOLLOWAY
                                       ------------------------
                                       Benjamin D. Holloway
                                       Director


                                       /s/ WILLIAM F. MURDOCH, JR.
                                       -------------------------
                                       William F. Murdoch, Jr.
                                       Director


                                       /s/ PETER G. PETERSON
                                       -------------------------
                                       Peter G. Peterson
                                       Director


Date: March 18, 1996

             INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
ROCKEFELLER CENTER PROPERTIES, INC. ("THE COMPANY")
---------------------------------------------------
Financial Statements ...................................................    F-2
Report of Independent Auditors .........................................    F-2
Balance Sheets .........................................................    F-3
Statements of Operations ...............................................    F-4
Statements of Changes in Stockholders' Equity ..........................    F-5
Statements of Cash Flows ...............................................    F-6
Notes to Financial Statements ..........................................    F-8
Report of Management ...................................................    F-24
Selected Financial Information .........................................    F-25
Management's Discussion and Analysis ...................................    F-29
Liquidity and Capital Resources - The Company ..........................    F-29
Results of Operations - The Company ....................................    F-34
Financial Condition and Outlook - The Property .........................    F-38
Results of Operations - The Property ...................................    F-41
Cash Flow - The Property ...............................................    F-44
Quarterly Stock Information ............................................    F-47



ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES ("THE BORROWER")
-----------------------------------------------------------------
Financial Statements ...................................................    F-48
Report of Independent Auditors .........................................    F-48
Combined Balance Sheets ................................................    F-49
Combined Statements of Operations and Partners' Capital Deficiency .....    F-50
Combined Statements of Cash Flows ......................................    F-51
Notes to Combined Financial Statements .................................    F-52

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Board of Directors and Stockholders
Rockefeller Center Properties, Inc.

We have audited the accompanying balance sheets of Rockefeller Center Properties, Inc. (the "Company") as of December 31, 1995 and 1994, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockefeller Center Properties, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as more fully described in Note 1 to the Company's financial statements. The borrowers (collectively, the "Borrower") under the mortgage loan, the Company's principal asset, filed for protection under Chapter 11 of the Federal Bankruptcy Code on May 11, 1995. As a result of these filings and until such time as the Chapter 11 cases have been brought to a conclusion, the Company does not expect to receive interest payments from the Borrower, and the Company's ability to enforce its rights under the mortgage loan has been and will be stayed unless and until the Bankruptcy Court issues an order permitting the Company to take steps to enforce such rights. The Company cannot predict either the time it will take to conclude these proceedings or their ultimate outcome. On November 7, 1995, the Company executed and delivered an Agreement and Plan of Merger (as amended as of February 12, 1996, the "Merger Agreement") with an investor group. If the transactions contemplated by the Merger Agreement are consummated, the stockholders will receive $8.00 in cash for each of their shares of the Company's Common Stock. Also on November 7, 1995, the Company entered into an agreement that would allow the Company to make a $200 million publicly registered rights offering should the stockholders not approve the Merger Agreement. The uncertainties created by the bankruptcy of the Borrower raise substantial doubt about the Company's ability to continue as a going concern if the Merger Agreement is not approved by the Company's stockholders or if the transactions contemplated by the Merger Agreement are not consummated. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ERNST & YOUNG LLP
New York, New York
February 29, 1996

                                             BALANCE SHEETS
                                         (Dollars in thousands)


                                                                             DECEMBER 31,
                                                                          1995        1994
                                                                     -----------   ------------
ASSETS
Loan receivable and interest receivable,
   net of valuation reserve of $74,000 and $0 (Notes 2 and 3)
   net of unamortized discount of $34,906 and $36,101 ............   $ 1,176,220    $ 1,300,220
Deferred debt issuance costs, net (Note 2) .......................        12,421         16,709
Cash and cash equivalents ........................................         1,298          2,897
Other assets .....................................................           837            169
                                                                     -----------    -----------
                                                                     $ 1,190,776    $ 1,319,995
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Current coupon convertible debentures due 2000 (Notes 2 and 5)    $   213,170    $   213,170
   Zero coupon convertible debentures due 2000, net of
     unamortized discount of $225,902 and $259,322 (Notes 2 and 5)       360,283        326,863
   Floating rate notes due 2000 (Notes 2 and 5) ..................       116,296        150,000
   14% debentures due 2007, net of unamortized discount
     of $4,282 and $4,639 (Notes 2 and 5) ........................        70,718         70,361
   GSMC loan (Notes 2 and 5) .....................................        10,200
   Accrued interest payable (Notes 2 and 5) ......................        61,914         37,338
   Stock appreciation rights (Note 5) ............................        13,406          2,611
   Accounts payable and accrued expenses .........................         3,027          2,185
   Accrued transaction costs and expenses (Note 1) ...............        25,163
                                                                     -----------    -----------
                                                                         874,177        802,528
                                                                     -----------    -----------

Contingencies (Note 9)

Stockholders' equity:
   Common stock, $.01 par value:
     150,000,000 shares authorized;
     38,260,704 shares issued and outstanding (Notes 1 and 7) ....           383            383
   Additional paid-in capital (Note 5) ...........................       707,545        707,545
   Distributions to stockholders in excess of net income (Note 7)       (391,329)      (190,461)
                                                                     -----------    -----------
       Total stockholders' equity ................................       316,599        517,467
                                                                     -----------    -----------
                                                                     $ 1,190,776    $ 1,319,995
                                                                     ===========    ===========

                       See notes to financial statements.
                                       F-3

                            STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                     YEARS ENDED DECEMBER 31,
                                                                  1995        1994        1993
                                                               ---------   -----------  ---------
Revenues
   Loan interest income (Notes 2 and 3) ....................   $  20,339(1) $ 108,732   $ 108,363
   Other income (Notes 2, 4 and 5) .........................       1,131          553       5,197
                                                               ---------    ---------   ---------
                                                                  21,470      109,285     113,560
                                                               ---------    ---------   ---------
Expenses
Interest expense:
   Current coupon convertible debentures (Notes 2 and 5) ...      22,979       22,478      22,020
   Zero coupon convertible debentures (Notes 2 and 5) ......      33,420       30,320      27,507
   14% debentures (Notes 2 and 5) ..........................      10,973           87
   Floating rate notes (Notes 2 and 5) .....................      17,858          166
   Commercial paper and other (Notes 2 and 5) ..............         333       24,450      28,816
                                                               ---------    ---------   ---------
                                                                  85,563       77,501      78,343

General and administrative .................................      11,267        4,170       3,728
Amortization of financing costs (Note 2) ...................       9,258          705         705
Increase in liability for stock appreciation rights (Note 5)      10,795
Effects of the execution and delivery of the
   merger agreement (Note 1) ...............................      99,163
Expenses related to the March 25, 1996
   special meeting of stockholders .........................         553
Cost of swap terminations and modifications related to
   debt extinguishment (Note 5) ............................                   9,855        3,451
Cost of evaluating alternative financings (Note 8) .........                   1,942
                                                               ---------    ---------   ---------
                                                                 216,599       94,173      86,227
                                                               ---------    ---------   ---------

(Loss) income before non-recurring income ..................    (195,129)      15,112      27,333
Non-recurring income (gain on sales of portfolio
  securities)  (Note 4) ....................................                       31       8,593
                                                               ---------    ---------   ---------

Net (loss) income (Note 7) .................................   ($195,129)   $  15,143   $  35,926
                                                               =========    =========   =========

Net (loss) income per share (Note 2) .......................   ($   5.10)   $    0.40   $    0.96
                                                               =========    =========   =========



(1) Loan interest income for the year ended December 31, 1995 is presented on the cash basis of accounting, see Note 1.

                       See notes to financial statements.
                                       F-4

                                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except per share data)

                                  YEARS ENDED DECEMBER 31, 1995, 1994 and 1993

                                                                                                      Distributions
                                                                                        Additional   to stockholders    Total
                                                                Common Stock              paid-in      in excess of   stockholders'
                                                             Shares       Amount          capital       net income      equity
                                                            --------     --------        ----------   --------------   ------------
Balance at
  December 31, 1992 ...................................    37,510,000    $       375    $   700,439   ($  178,964)   $   521,850

Issuance of Common Stock ..............................       750,704              8          5,078                        5,086

Net Income ............................................                                                    35,926         35,926

Distributions to
 stockholders
($1.00 per share) .....................................                                                   (37,697)       (37,697)
                                                           -----------    -----------   -----------    -----------     ----------
Balance at
  December 31, 1993 ...................................    38,260,704            383        705,517      (180,735)       525,165

Issuance of warrants ..................................                                       2,028                        2,028

Net income ............................................                                                    15,143         15,143

Distributions to
 stockholders
($0.65 per share) .....................................                                                   (24,869)       (24,869)
                                                           -----------    -----------    -----------   -----------    -----------
Balance at
  December 31, 1994 ...................................    38,260,704            383        707,545      (190,461)       517,467

Net loss ..............................................                                                  (195,129)      (195,129)

Distributions to
 stockholders
($0.15 per share) .....................................                                                    (5,739)        (5,739)
                                                           -----------    -----------    -----------   -----------    -----------

Balance at
  December 31, 1995 ...................................    38,260,704    $       383    $   707,545   ($  391,329)   $   316,599
                                                          ===========    ===========    ===========   ===========    ===========

                       See notes to financial statements.
                                       F-5

                                   STATEMENTS OF CASH FLOWS
                                     (Dollars in thousands)

                                                                      YEARS ENDED DECEMBER 31,
                                                                   1995        1994          1993
                                                                ----------  ----------    ---------
Cash flow from operating activities:
    Loan interest received ..................................   $  20,339    $ 105,495    $ 103,545
    Other interest income received ..........................       1,131          998        6,553
    Interest paid on floating rate notes ....................     (17,114)
    Interest paid on 14% debentures .........................      (9,917)
    Interest paid on commercial paper and other .............        (198)     (27,020)     (31,016)
    Interest paid on current coupon convertible debentures ..                  (17,053)     (17,053)
    Payments for accounts payable, accrued expenses
       and other assets .....................................     (11,947)      (5,222)      (3,798)
                                                                ---------    ---------    ---------
          Net cash (used in) provided by operating activities     (17,706)      57,198       58,231
                                                                ---------    ---------    ---------

Cash flows from investing activities:
    Draw downs on letter of credit support ..................      50,000
    Portfolio sales, maturities and redemptions .............                   14,331      126,668
                                                                ---------    ---------    ---------
       Net cash provided by investing activities ............      50,000       14,331      126,668
                                                                ---------    ---------    ---------

Cash flows from financing activities:
    Dividends paid ..........................................      (5,739)     (24,869)     (37,697)
    Floating rate note principal repayment ..................     (33,704)
    Interim financing cost ..................................      (4,650)
    Net proceeds from GSMC loan .............................      10,200
    Proceeds from issuance of floating rate notes, 14%
       debentures, warrants and SARs net of issuance costs ..                  212,522
    Maturities of commercial paper, net .....................                 (246,682)    (128,717)
    Repayment of bank loans payable, net ....................                               (20,000)
    Proceeds from issuance of common stock ..................                                 5,086
    Payments to terminate (1994) and reduce
       duration (1993) of interest rate swaps ...............                   (9,855)      (3,451)
                                                                ---------    ---------    ---------
          Net cash used in financing activities .............     (33,893)     (68,884)    (184,779)
                                                                ---------    ---------    ---------

Net (decrease) increase in cash .............................      (1,599)       2,645          120
Cash and cash equivalents at the beginning of the year ......       2,897          252          132
                                                                =========    =========    =========
Cash and cash equivalents at the end of the year ............   $   1,298    $   2,897    $     252
                                                                =========    =========    =========



                               (Continued on F-7)

                       See notes to financial statements.
                                       F-6

                             (Dollars in thousands)




RECONCILIATION OF NET (LOSS) INCOME TO NET CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES:



                                                                      YEARS ENDED DECEMBER 31,
                                                                   1995        1994          1993
                                                                ----------  ----------    ---------

Net (loss) income .........................................   ($195,129)   $  15,143    $  35,926
Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
       Effects of the execution and delivery of the
          merger agreement ................................      99,163
       Gain on sale of portfolio securities ...............                      (31)      (8,593)
       Cost of swap terminations and modifications
          related to debt extinguishment ..................                    9,855        3,451
       Amortization of discount:
          Zero coupon convertible debentures ..............      33,420       30,320       27,507
          14% debentures ..................................         357
          Portfolio securities ............................                                  (383)
       Decrease in deferred debt issuance costs
          and other costs, net ............................       8,270        1,130          415
       Increase in interest receivable and
          amortization of loan receivable discount, net (1)                   (2,793)      (3,287)
       Increase in accrued interest payable and amortized
          unpaid discount on commercial paper .............      24,576        3,135        3,517
       Increase in stock appreciation rights liability ....      10,795
       Increase (decrease) in accounts payable and
          accrued expenses ................................         842          439         (322)
                                                              ---------    ---------    ---------
Net cash (used in) provided by operating activities .......   ($ 17,706)   $  57,198    $  58,231
                                                              =========    =========    =========



(1) Loan interest income for the year ended December 31, 1995 is presented on the cash basis of accounting, see Note 1.


                       See notes to financial
 statements.
                                       F-7

                          NOTES TO FINANCIAL STATEMENTS

1.      ORGANIZATION AND PURPOSE
Rockefeller Center Properties, Inc. (the "Company") was incorporated in Delaware on July 17, 1985. The Company qualifies and has elected to be treated, for Federal income tax purposes, as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company was formed to permit public investment in two convertible, participating mortgages (collectively the "Mortgage") on the 12 original landmarked buildings in Rockefeller Center (the "Property"). From the proceeds of its offering of Common Stock and the offerings of its Current Coupon Convertible Debentures due 2000 and Zero Coupon Convertible Debentures due 2000 (collectively, the "Convertible Debentures"), the Company made a convertible, participating mortgage loan (the "Loan") to two partnerships, Rockefeller Center Properties and RCP Associates (collectively, the "Borrower"). The Borrower owns the Property. The Loan, which is secured by the Mortgage, is in the face amount of $1.3 billion, matures on December 31, 2007 and provides for payments of both base interest ("Base Interest") at stated rates (See Note 3) and additional interest ("Additional Interest") based on Gross Revenues (as defined) of the Property through December 31, 2000, and floating interest rates thereafter. The Loan is convertible at the Company's option on December 31, 2000 (the "Equity Conversion Date") or, if an event of default under the Loan Agreement has occurred and is continuing, any earlier date specified by the Company, into a 71.5% (subject to reduction in the event of certain prepayments) general partnership interest in the partnership which will own the Property (the "Partnership") on that date. In December 1994, the Company issued floating rate notes ("Floating Rate Notes") due December 31, 2000 and 14% debentures ("14% Debentures") due December 31, 2007 and warrants ("Warrants") and stock appreciation rights ("SARs") expiring December 31, 2007, the proceeds from which were used to retire all of its commercial paper borrowings and certain of its interest rate swap agreements.

        Status of the Borrower
On May 11, 1995, the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company's only significant source of income is interest received on the Loan from the Borrower. As a result of these filings and until such time as these Chapter 11 cases (the "Chapter 11 Cases") have been brought to a conclusion, the Company does not expect to receive interest payments from the Borrower and the Company's ability to enforce its rights under the Loan has been and will be stayed unless and until the Court issues an order permitting the Company to take steps to enforce such rights. The Borrower and its managing general partner, Rockefeller Group, Inc., filed a Chapter 11 reorganization plan (the "Chapter 11 Plan") for the Borrower that contemplates that ownership of the Property will be turned over to the Company or its designee upon consummation of the Chapter 11 Plan. Pursuant to the order of the Bankruptcy Court having jurisdiction over the Borrower's Chapter 11 Cases, a disclosure statement in respect of the Chapter 11 Plan has been approved and March 27, 1996 has been set as the date for the hearing to consider confirmation of the Chapter 11 Plan. The Company currently anticipates that, if the Chapter 11 Plan is confirmed on or shortly after March 27, 1996, the transactions contemplated by the Merger Agreement (as defined below) could be consummated prior to April 30, 1996, as required by the Merger Agreement. There is no assurance that the conditions to confirmation and/or consummation of the Chapter 11 Plan will be met, that the conditions to the Merger Agreement will be met, or that the transactions contemplated by the Chapter 11 Plan and the Merger Agreement will occur or will take place within the periods described above.

Due to the significant uncertainties created by the Borrower's Chapter 11 filings, (i) the Company has limited recognition of income on the Loan for the year ended December 31, 1995 to the cash actually received from the Borrower during this period and (ii) the Company intends, solely for accounting purposes, to apply future cash receipts, if any, from the Borrower to reduce the carrying value of the Loan. When the Company drew down the $50 million of additional collateral under letters of credit posted by the Borrower's parent in the second quarter of 1995, these cash receipts were applied to reduce the carrying value of the Loan to $1.25 billion.
                                       F-8

On November 7, 1995, the Company executed and delivered an Agreement and Plan of Merger dated as of November 7, 1995 (as amended by Amendment No. 1 thereto, dated as of February 12, 1996, the "Merger Agreement"), with a group of investors (the "Investor Group") including Exor Group S.A., David Rockefeller, Rockprop L.L.C., Troutlet Investments Corporation and Whitehall Street Real Estate Limited Partnership V ("Whitehall"), pursuant to which, subject to satisfaction of the conditions specified in the Merger Agreement, a corporation formed by the Investor Group would merge into the Company, the surviving company would be wholly owned by the Investor Group, and the stockholders of the Company would receive $8.00 in cash for each of their shares of the Company's Common Stock other than Excluded Shares (as defined in the Merger Agreement). The Company plans to hold a special meeting (the "Special Meeting") for stockholders to vote on the Merger Agreement on March 25, 1996.

Under the Merger Agreement, Goldman Sachs Mortgage Company ("GSMC"), which is a party to the Merger Agreement for this purpose, has agreed to make available to the Company up to $47.5 million of credit ("GSMC Loan") during the period between November 7, 1995 and the earlier of (1) the consummation of the merger contemplated by the Merger Agreement or (2) any termination of the Merger Agreement. Such credit would be secured on the same basis as the Floating Rate Notes and the 14% Debentures, but would accrue interest at the rate of 10% per annum (compounded quarterly) and be prepayable at any time without penalty. If borrowings under this facility have not been repaid by the earlier of April 30, 1996, the consummation of the merger contemplated by the Merger Agreement or any termination of the Merger Agreement in specified circumstances, including any exercise by the Company of its "fiduciary out," such borrowings would be subject to the same terms and conditions as those applicable to the Floating Rate Notes. The Company had borrowed $10.2 million from GSMC under this facility as of December 31, 1995 and $45 million as of February 29, 1996. The Company expects to borrow the total amount available under the GSMC Loan prior to April 30, 1996. The credit facility extended by GSMC to the Company under the Merger Agreement is expected to provide sufficient liquidity for the Company until the earlier of the consummation of the merger contemplated by the Merger Agreement or April 30, 1996.

Consummation of the transactions contemplated by the Merger Agreement would resolve many of the significant uncertainties created by the Borrower's Chapter 11 filings. Subsequent to the Borrower's Chapter 11 filings and prior to the execution and delivery of the Merger Agreement, the Company had based the value assigned to the Property and hence to the Loan on an independent appraisal as of December 31, 1994, which was supported by a concurring review. The appraisal, at that time, gave the clearest indication as to the value of the Property. However, the terms of the Merger Agreement could be considered to indicate that the market value of the Property now may be less than the carrying value of the Loan as reported in the June 30, 1995 interim financial statements. Accordingly, as reported in the Company's September 30, 1995 interim financial statements, the Company reflected a valuation reserve, totaling $74 million, to reduce the carrying value of the Loan to reflect the economics of the transactions contemplated by the Merger Agreement. In addition, the Company recorded certain transaction costs and expenses aggregating $25.2 million, which reflected the breakup fee related to the termination of a combination agreement (see Note 9), professional fees, and certain liquidation expenses and other liabilities specifically provided for in the Merger Agreement. Finally, the Company has recognized as amortization of financing cost certain deferred debt issuance and letter of intent costs totaling $4.6 million related to the terminated combination agreement.

Also on November 7, 1995, the Company entered into a rights offering agreement (the "Rights Offering Agreement") with Whitehall and Goldman, Sachs & Co. ("Goldman Sachs"), an affiliate of Whitehall, pursuant to which the parties have agreed that, if the Company's stockholders do not approve the Merger Agreement at the Special Meeting, the Company will have the right to elect, within 30 days after the date of the Special Meeting, to make a $200 million publicly registered rights offering (the "Rights Offering") at a price set by the Company's Board of Directors, but not less than $6.00 per share of Common Stock. The purpose of the Rights

Offering Agreement is to provide the Company with a pre-negotiated potential means to raise the funds it would require to be able to acquire the Property and to service its obligations if the Company's stockholders do not approve the Merger Agreement. No decision has been made by the Company's Board of Directors as to whether this option would be exercised if the Company's stockholders do not approve the Merger Agreement; such a decision will be made in the light of the circumstances prevailing at the time of any such failure to approve the Merger Agreement, including any alternatives that may then be available to the Company. Any election by the Company to proceed with the Rights Offering would not require prior approval of the Company's stockholders.

Management and the Board of Directors believe that, if the Company's stockholders do not approve the Merger Agreement or if the transactions contemplated by the Merger Agreement are not consummated, the Company would be subject to substantial uncertainties. The Company expects that, in the absence of additional financing, its cash resources will be exhausted by the end of April 1996. There can be no assurance as to the availability to the Company of any alternatives to proceeding with the Rights Offering and there can be no assurance that, if the Board of Directors elects to proceed with the Rights Offering, Goldman Sachs or PaineWebber, Incorporated will agree to underwrite the Rights Offering or that the Rights Offering can be successfully concluded or, if concluded, as to the timing of such conclusion. Approval of the Merger Agreement by the Company's stockholders is, in any event, a condition to the effectiveness of the proposed Chapter 11 Plan and, accordingly, in the event of a rejection of the Merger Agreement, a new reorganization plan will have to be negotiated; there can be no assurance as to the results that such negotiations would reach or even that such negotiations would be successful. While the Rights Offering is designed to produce proceeds to the Company of $200 million (before expenses), most of these proceeds would be used to retire the Floating Rate Notes. Thus, the Board of Directors believes that, even if the Rights Offering were successful, the Company would require additional funds in order to be able to demonstrate in the Chapter 11 Cases that the Company could successfully operate the Property. While Whitehall and Goldman Sachs agreed in the Rights Offering Agreement to make certain changes in the terms of the 14% Debentures to facilitate additional borrowings by the Company, there can be no assurance that the Company could obtain the required additional financing on terms satisfactory to it, if at all.

Due to the factors described above, Management believes that there is substantial doubt about the Company's ability to continue as a going concern if the Company's stockholders do not approve the Merger Agreement or if the transactions contemplated by the Merger Agreement are not consummated. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of these uncertainties.

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

        Loan receivable: As the Loan receivable is the Company's principal asset, fair value has been estimated based on the economics of the transactions contemplated by the Merger Agreement. Accordingly, the Company had reflected at September 30, 1995 a valuation reserve, totaling $74,000,000, to reduce the carrying value of its Loan.
        Debt: The carrying amounts of the Company's 14% Debentures and Floating Rate Notes approximate their fair value. The fair values of the Company's Current Coupon Convertible Debentures and Zero Coupon Convertible Debentures are estimated using quoted market prices.
        Off-balance-sheet financial instruments: Fair values for the Company's off-balance-sheet financial instruments (interest rate swaps) are based on market quotes. The Company uses interest rate swaps to manage interest rate risk on a portion of its floating rate debt.

The following are the Company's significant accounting policies:
       Loan Interest Income (Note 3):
Due to the significant uncertainties created by the Borrower's Chapter 11 filings, (i) the Company has limited recognition of income on the Loan for the year ended December 31, 1995 to the cash actually received from the Borrower during this period and (ii) the Company intends, solely for accounting purposes, to apply future cash receipts, if any, from the Borrower to reduce the carrying value of the Loan.
       Debt Issuance Costs:
Issuance costs of $10,690,000, pertaining to the outstanding Convertible Debentures, at December 31, 1995 and 1994 have been deferred and are being amortized on a straight-line basis over the period from issuance through December 31, 2000, the maturity date of the Convertible Debentures. The unamortized balance at December 31, 1995 was $3,526,000. Issuance costs of $9,252,000 and $3,377,000 relating to the Floating Rate Notes and 14% Debentures, respectively, at December 31, 1995 have been deferred and are being amortized using the effective interest method and straight-line method, respectively, over the originally expected life of the Floating Rate Notes and 14% Debentures. The unamortized balance of the issuance cost of the Floating Rate Notes and 14% Debentures at December 31, 1995 was $5,778,000 and $3,117,000, respectively.
       Interest Expense (Note 5):
Interest expense recognized on the Convertible Debentures is based on the average yields from the date of issuance through the maturity date, December 31, 2000. The average yields are computed (using the effective interest method) by
(1) combining the differing coupon rates on the Current Coupon Convertible Debentures and (2) amortizing the original issue discount related to the Zero Coupon Convertible Debentures. The resultant effective annual interest rates are 9.23% and 10.23% for the Current Coupon and Zero Coupon Convertible Debentures, respectively. Interest expense including the amortization of the related original issue discount on the 14% Debentures, arising from the allocation of a portion of the proceeds to the Warrants and SARs, is computed using the straight-line method through the maturity date, December 31, 2007. Interest expense on the Floating Rate Notes is based on the three-month London Interbank Offered Rate (LIBOR) reset two days prior to each interest payment date plus 4%. The interest rate at December 31, 1995 was 9.875%. The average interest rate for the year ended December 31, 1995 was 10.12%. Interest expense on the GSMC Loan accrues at the rate of 10% per annum (compounded quarterly) and is classified as interest on commercial paper and other.
       Interest Rate Swap Agreements (Note 5):
The fair value of interest rate swaps, which are used for hedging purposes, is not reflected in the balance sheets. The incremental revenue or expense associated with an interest rate swap is recognized over the term of the swap arrangement and, through March 31, 1993 had been presented in the statements of operations as a component of the interest revenue of the related asset or the interest expense of the related liability. In connection with the reduction of commercial paper outstanding in April 1993 and the sale of a substantial portion of its portfolio of investment securities in order to fund that reduction, beginning in the second quarter of 1993 and through the retirement of commercial paper borrowings in December 1994, the Company presented interest rate swaps on a net basis as a component of interest expense on commercial paper and other. Prior periods have not been restated. Since the retirement of the Company's commercial paper, the Company presents interest rate swaps on a net basis as a component of interest expense on Floating Rate Notes.
       Net (Loss) Income Per Share:
Net (loss) income per share is based upon 38,260,704, 38,260,704, and 37,567,746 average shares of Common Stock outstanding during 1995, 1994 and 1993, respectively. For such periods of operations, fully diluted net (loss) income per share is not presented since the effect of the assumed conversion of the Convertible Debentures and Warrants and SARs would be anti-dilutive.
       Cash Equivalents:
Cash equivalents are highly liquid investments with the highest credit rating which mature within three months or less.

3.      LOAN RECEIVABLE AND INTEREST INCOME
The Loan, which is in the face amount of $1.3 billion, was made pursuant to a Loan Agreement between the Company and the Borrower dated September 19, 1985 (as amended, the "Loan Agreement"), and is evidenced by two notes (collectively, as amended, the "Note"). Following the Borrower's failure to make the interest payment due on May 31, 1995, the Company drew down the full amount available under the $50 million of letters of credit which supported, among other things, payment of Base Interest (as defined) on the Loan.

Due to the significant uncertainties caused by the Borrower's Chapter 11 filings and solely for accounting purposes, this $50 million has been applied to reduce the carrying value of the Loan to $1.25 billion. The Company has further reduced the carrying value of the Loan by $74 million to reflect the economics of the transactions contemplated by the Merger Agreement. The fair value of the Company's loan receivable at December 31, 1995, approximates $1.18 billion. The Loan and interest receivable on the Loan are combined on the balance sheet as of December 31, 1995 and a reclassification has been made to the previously reported December 31, 1994 balance sheet to combine these items.

See Note 1 for a discussion of the status of the Borrower.

The Loan is secured by leasehold mortgages in the aggregate amount of approximately $44.8 million, which were assigned to the Company, consolidated, spread and recorded as a first mortgage lien against the entire Property. Through September 6, 1994, the Loan also was secured by an unrecorded mortgage in the amount of approximately $1,255.2 million. On September 6, 1994, the Company recorded this mortgage. The Loan is further secured by a recorded assignment of rents pursuant to which the Borrower has assigned to the Company, as security for repayment of the Loan, the Borrower's rights to collect certain rents with respect to the Property.

The Loan also provides for Additional Interest (as defined) to be earned by the Company under certain circumstances. No Additional Interest has been earned by the Company to date. Based on present conditions in the Midtown Manhattan rental market, the Company does not currently expect that it would earn Additional Interest even if the Borrower's reorganization proceedings were terminated.

Loan interest income for the year ended December 31, 1995 is presented on the cash basis of accounting. Loan interest income of the Company for the years ended December 31, 1994 and 1993, has been calculated on the basis of the average yield on the Note through December 31, 2000 (the "Equity Conversion Date" and the date at which the Loan would, if not converted, begin to bear floating rates of interest). Based on the scheduled principal and interest payments, the average yield is 8.51% per annum and combines (using the interest method) differing coupon rates of base interest with the amortization of original issue discount applicable to the Loan.

4.  PORTFOLIO SECURITIES
The Company liquidated its portfolio securities during the years ended December 31, 1994 and 1993, which resulted in non-recurring gains of $31,000 and $8,593,000, respectively. Proceeds from the sales of portfolio securities were used to fund scheduled reductions in commercial paper outstanding.

5.  DEBT
              Convertible Debentures:
The Convertible Debentures were issued pursuant to an Indenture, dated as of September 15, 1985 (as amended, the "Indenture"), between the Company and Manufacturers Hanover Trust Company (now Chemical Bank), as Trustee. As of December 31, 1993, United States Trust Company replaced Chemical Bank as Trustee. Since December 29, 1994, the Convertible Debentures, together with the Floating Rate Notes and the 14% Debentures have been secured by a pledge of the Note and certain other collateral pursuant to a Collateral Trust Agreement, dated as of December 29, 1994 (the "Collateral Trust Agreement"), among the Company and Bankers Trust Company and Gary R. Vaughan (collectively, the "Collateral Trustee"). Prior to December 29, 1994, the Convertible Debentures were general unsecured obligations of the Company. The Convertible Debentures mature, and are convertible into shares of Common Stock of the Company, on the Equity Conversion Date.

Any Convertible Debentures not converted at maturity will be exchanged for nonconvertible floating rate notes. The nonconvertible floating rate notes would mature on December 31, 2007, would be prepayable at the Company's option at any time at par, and would bear interest at the three-month LIBOR plus 1/4% or such greater spread (not in excess of 1%) as would, in the opinion of a major international investment bank selected by the Company, cause such notes to trade at par.

The Current Coupon Convertible Debentures bore interest from the date of issuance until December 31, 1994 at the rate of 8% per annum, and from January 1, 1995 until December 31, 2000 bear interest at the rate of 13% per annum, payable annually on December 31 of each year. Under the terms of the Indenture, if December 31 is not a business day, the interest will be paid on the next succeeding business day. Therefore, the interest due on December 31, 1995 was paid on January 2, 1996.

Between 1987 and 1992, the Company repurchased and retired a portion of its Convertible Debentures. The cost of such repurchases, the face values repurchased and retired and the gain or loss resulting from such repurchases on a cumulative basis are as follows:


--------------------------------------------------------------------------------
(In thousands)
                                                                      Cumulative
--------------------------------------------------------------------------------
Cost of debenture repurchases                                           $217,295
Face value repurchased and retired:
     Current Coupon Convertible Debentures                              $121,830
     Zero Coupon Convertible Debentures                                 $366,065
Gain resulting from extinguishment of debt                               $11,085
--------------------------------------------------------------------------------

At December 31, 1995, the Company had repurchased and retired 36.4% of the original principal amount of the Current Coupon Convertible Debentures and 38.4% of the face amount of the Zero Coupon Convertible Debentures. At December 31, 1995 and 1994, $213,170,000 of the Current Coupon Convertible Debentures were outstanding and $586,185,000 face amount of the Zero Coupon Convertible Debentures were outstanding. The Company's repurchase of its Convertible Debentures was initially funded through floating rate short-term unsecured bank loans. In 1990, in order to lengthen the maturity of its short-term debt, the Company initiated a commercial paper program and fully repaid its outstanding short-term bank loans. Commercial paper borrowings were repaid in 1993 and 1994 with proceeds from sales of the Company's investment portfolio,
                                      F-13
operating cash flow and the issuance of 14% Debentures and Floating Rate Notes (see below) in December 1994. Under the terms of the 14% Debentures and Floating Rate Notes, the Company is not permitted to repurchase any of its currently outstanding Convertible Debentures.

The Current Coupon Convertible Debentures are convertible at maturity at the rate of 84.59 shares of Common Stock per $1,000 principal amount (subject to anti-dilution adjustments). If the Current Coupon Convertible Debentures outstanding as of December 31, 1995 were converted at maturity, 18,032,050 shares of Common Stock of the Company would be issued. Based on quoted market prices at December 31, 1995, the fair market value of the Company's outstanding Current Coupon Convertible Debentures was approximately $235,000,000. The Zero Coupon Convertible Debentures are convertible at maturity at the rate of 46.06 shares of Common Stock per $1,000 principal amount (subject to anti-dilution adjustments). If the Zero Coupon Convertible Debentures outstanding as of December 31, 1995 were converted at maturity, 26,999,681 shares of Common Stock of the Company would be issued. Based on quoted market prices at December 31, 1995, the fair value of the Company's outstanding Zero Coupon Convertible Debentures was approximately $333,000,000. Upon the occurrence of an Event of Default (as defined), the Trustee may declare the unpaid principal of the Convertible Debentures and any accrued interest thereon immediately due and payable. In addition, the Convertible Debentures would become convertible at special conversion rates (subject to anti-dilution adjustments) in the event that they were called for redemption or became redeemable at the option of the holder, or at any time that an Event of Default were to occur and be continuing. The Convertible Debentures may be redeemed by the Company at par plus accrued interest in the event of the imposition of certain withholding taxes or certain certification requirements, in the event of an acceleration of the Loan or an exercise of the option to convert the Loan, or out of the proceeds from a sale or pledge by the Company of an interest in the Loan or from a substantial casualty or condemnation in respect to the Property.

The Indenture provides that, with certain exceptions, the Company will not pay dividends on or purchase shares of its Common Stock if funds used for all such dividends or purchases would exceed cumulative aggregate Distributable Cash (cash receipts from operations less operating expenses and interest) to that date. The Indenture also imposes certain restrictions on the Company's ability to consent to amendments of or grant waivers under the Loan Agreement or the Mortgage. Under the terms of the Merger Agreement, the Company is prohibited from paying dividends unless required to do so to maintain its REIT status.

       Floating Rate Notes:
Pursuant to a Loan Agreement between the Company and Goldman Sachs Mortgage Company, as Agent and as Lender, dated December 18, 1994, the Company issued Floating Rate Notes totaling $150,000,000. On September 1, 1995, due to the draw down on the letters of credit supporting the payment of Base Interest on the Loan, the Company made a mandatory principal payment on the Floating Rate Notes of $33,704,000 which reduced the principal balance to $116,296,000. The Floating Rate Notes mature on December 31, 2000 and, together with the Convertible Debentures and the 14% Debentures, are secured by a pledge of the Note and certain other collateral. Debt issuance costs of $9,252,000 are being deferred and amortized using the effective interest method over the originally expected life of the Floating Rate Notes. Interest is based on 90-day LIBOR plus 4% reset two business days prior to each interest payment date. At December 31, 1995, the interest rate in effect was 9.875%. Interest payment dates ("Interest Payment Dates") are March 1, June 1, September 1 and December 1 of each year. Required principal payments are to be made on each Interest Payment Date beginning on June 1, 1995. Mandatory principal payments are required to be made of net cash flow ("Net Cash Flow") (calculated as of the most recent fiscal quarter) which is defined as all gross receipts minus actual operating expenses incurred; interest paid or accrued (on a straight-line basis) on the Floating Rate Notes, 14% Debentures, Current Coupon Convertible Debentures and other indebtedness (as defined) permitted under the agreement governing the Floating Rate Notes; dividends paid or accrued; and distributions paid or accrued on the Warrants and SARs. Under the terms of the GSMC Loan, any amounts received from such loan are not considered in the calculation of Net Cash Flow. However, the minimum principal repayments required for each year are as follows:
                  Year                Principal Repayment
                  ----                -------------------
                  1995                     $3,000,000
                  1996                      9,000,000
                  1997                     10,000,000
                  1998                     12,000,000
                  1999                     15,000,000
                                           ----------
                                          $49,000,000
                                          ===========

The Company may prepay the Floating Rate Notes in whole or in part on any Interest Payment Date; however, any prepayment made during the first and second years the Floating Rate Notes are outstanding (except mandatory prepayments) would be subject to a 3% and 1.5% penalty, respectively, of the principal amount prepaid. Upon the occurrence of an Event of Default (as defined), the Agent may declare the unpaid principal of the Floating Rate Notes and any accrued interest thereon immediately due and payable.

       14% Debentures:
The 14% Debentures were issued pursuant to a Debenture Purchase Agreement dated as of December 18, 1994 between the Company and Whitehall. The 14% Debentures mature on December 31, 2007 and, together with the Convertible Debentures and the Floating Rate Notes, are secured by a pledge of the Note and certain other collateral. Debt issuance costs of $3,377,000 are being deferred and amortized using the straight-line method through December 31, 2007.

The 14% Debentures bear interest from the date of issuance until December 31, 2007 at a rate of 14% per annum, payable semi-annually on June 2 and December 2 of each year. Interest expense on the 14% Debentures also includes the straight-line amortization of the original issue discount related to the Warrants and SARs through the expiration date of December 31, 2007. Under the terms of the 14% Debentures, to the extent that Net Cash Flow is insufficient to pay interest on the due date, the Company will not be obligated to pay interest on the 14% Debentures on such date and such interest will accrue. If an Event of Default (as defined) were to occur and be continuing, the 14% Debentures would bear interest at 18% per annum. Upon the occurrence of an Event of Default the holders of the 14% Debentures may declare the unpaid principal thereof and accrued interest thereon due and payable. The 14% Debentures are redeemable in whole or in part at any time after December 30, 2000 provided the Floating Rate Notes have been paid in full. The penalties for early redemption are as follows:

                                                           Penalty
         Redemption period                    (% of principal amount redeemed)
       ---------------------               ---------------------------------
December 30, 2000 to December 31, 2001                      5%
January 1, 2002 to December 31, 2002                        3%
January 1, 2003 to December 31, 2003                      1.5%
January 1, 2004 to December 31, 2007                        0%

Pursuant to a Warrant Agreement dated December 18, 1994 between the Company and Chemical Bank, as Warrant Agent, as amended, and in connection with the issuance of the 14% Debentures, the Company issued Warrants to acquire 4,155,927 shares of newly issued Common Stock. Since the Warrants are separate from the 14% Debentures, at issuance the Company was required to assign a value to the Warrants and reflect that value in stockholders' equity. The value assigned to the Warrants of $2,028,000 has been recorded as a debt discount and corresponding increase in stockholders' equity. Such discount is being amortized using the straight-line method through the expiration date of the Warrants, December 31, 2007. Each warrant is exercisable at $5.00 per share. Beginning on January 15, 1996, each warrant is entitled to an annual distribution payable on January 15 for the prior calendar year in an amount equal to any positive difference between the total amount of dividends paid per share of Common Stock in the preceding year and $0.60. No such distribution was due on the Warrants for 1995. Beginning on January 1, 2001, the annual distribution will be in an amount equal to any positive difference between the total amount of dividends paid per share of Common Stock in the preceding year and the exercise price multiplied by 90-day LIBOR in effect on the preceding December 31 plus 1%.

Also in connection with the issuance of the 14% Debentures, the Company issued 5,349,541 SARs, which remain outstanding at December 31, 1995, pursuant to a SAR Agreement dated December 18, 1994 between the Company and Chemical Bank, as SAR Agent, as amended. Since the SARs are separate from the 14% Debentures, the Company assigned a value to the SARs at issuance of $2,611,000, which has been recorded as a debt discount and corresponding liability. Such discount is being amortized using the straight-line method through the expiration date of the SARs, December 31, 2007. Beginning on January 15, 1996, each SAR is entitled to an annual distribution payable on January 15 for the prior calendar year in an amount equal to any positive difference between the total amount of dividends paid per share of Common Stock in the preceding year and $0.60. No such distribution was due on the SARs for 1995. Beginning on January 1, 2001, the annual distribution will be in an amount equal to any positive difference between the total amount of dividends paid per share of Common Stock in the preceding year and the exercise price multiplied by 90-day LIBOR in effect on the preceding December 31 plus 1%. The SARs are exchangeable for 14% Debentures, or under certain circumstances, for Warrants on a one-for-one basis. Each SAR is exchangeable for a principal amount of 14% Debentures equal to the product of the average daily market prices of the Common Stock for the 30 consecutive trading days immediately preceding the date of exchange ($7.506 at December 31, 1995) minus the exercise price per share of the Warrants into which the SARs are exchangeable ($5.00 per Warrant) times the number of Warrants (5,349,541 in aggregate) into which the SARs are exchangeable. However, 14% Debentures will not be issued for amounts less than $1,000, but cash will be paid in lieu of such amounts. Under their current terms, the SARs would be automatically exchanged for Warrants on a one-for-one basis following adoption and filing of an amendment to the Company's Certificate of Incorporation which would permit the holders of the SARs to own in excess of 9.8% of the outstanding shares of the Company's Common Stock and adoption of any necessary Board resolutions. Upon any such exchange, the SARs liability would be reclassified to paid-in capital, requiring no further adjustments to future earnings.

Due to the increase in the market price of the Company's Common Stock during the year ended December 31, 1995, the Company was required to increase its SARs liability and record a current noncash charge to earnings of $10,795,000. The Company is required to make adjustments to earnings for the difference between the aggregate principal amount of 14% Debentures issuable upon exchange of the SARs (SARs liability) and the value at which the SARs liability is carried by the Company.

Under the terms of the Merger Agreement, Whitehall has agreed not to exercise its SARs prior to the termination of the Merger Agreement unless the Company has taken action and as a result of such action the failure to exercise the SARs would adversely affect the rights of the holders of the SARs, the value of the SARs or the position of the holders of the SARs in the Company.

Additional Warrants and SARs are issuable under certain circumstances to prevent dilution to the holders thereof.

       Security
Subject to the terms of the Collateral Trust Agreement, upon notice to the Collateral Trustee of non-payment at maturity, or the acceleration of the maturity, of the Convertible Debentures, the Floating Rate Notes or the 14% Debentures, the holders of not less than 50% of the then outstanding aggregate principal amount of any of the Convertible Debentures, the Floating Rate Notes or the 14% Debentures have the right to direct the Collateral Trustee to initiate the exercise of remedies under the Collateral Trust Agreement with respect to the Note and the other collateral granted under the Collateral Trust Agreement.

       GSMC Loan
The Merger Agreement provides that GSMC will make available to the Company up to $47.5 million of credit during the period between November 7, 1995 and the earlier of (1) the consummation of the merger contemplated by the Merger Agreement or (2) any termination of the Merger Agreement. Such credit would be secured on the same basis as the Floating Rate Notes and the 14% Debentures, but would accrue interest at the rate of 10% per annum (compounded quarterly) and be prepayable at any time without penalty. If borrowings under this facility have not been repaid by the earlier of April 30, 1996, the consummation of the merger contemplated by the Merger Agreement or any termination of the Merger Agreement in specified circumstances, including any exercise by the Company of its "fiduciary out," such borrowings would be subject to the same terms and conditions as those applicable to the Floating Rate Notes. The Company had borrowed $10.2 million from GSMC under this facility as of December 31, 1995 and $45 million as of February 29, 1996. The Company expects to borrow the total amount available under the GSMC Loan prior to April 30, 1996. The credit facility extended by GSMC to the Company under the Merger Agreement is expected to provide sufficient liquidity for the Company until the earlier of the consummation of the merger contemplated by the Merger Agreement or April 30, 1996.

       Interest Rate Swap Agreements:
In connection with its short term floating rate debt and its portfolio of investment securities, which was liquidated in 1993 and 1994, the Company entered into interest rate swap agreements with financial institutions that were intended either to fix a portion of the Company's interest rate risk on floating rate debt ("Liability Swaps"), or to fix the yield on its floating rate portfolio securities ("Asset Swaps"). The Company does not use interest rate swaps for trading purposes. Under the Liability Swaps, the Company pays a fixed rate of interest semi-annually and receives a variable rate of interest semi-annually based on 180-day LIBOR. Under the Asset Swaps, the Company received a fixed rate of interest semi-annually and paid a variable rate of interest quarterly based on 90-day LIBOR. In connection with the issuance of the Floating Rate Notes and 14% Debentures in December 1994, the Company retired all of its Asset Swaps (notional principal $35,000,000) and certain of its Liability Swaps (notional principal $180,000,000). The Company would be exposed to credit-related losses in the event of non-performance by the counterparties to the swap agreements; however, it does not expect any counterparties to fail to meet their obligations given their current high credit ratings. The Company's credit-related risk and market-related risk would be that the Floating Rate Notes would no longer be partially hedged, and therefore the Company would not receive the benefit of fixing the interest rate on a portion of its floating rate debt. The amount to be paid or received from interest rate swap agreements is accrued as floating interest rates are reset semi-annually and, through the December 1994 retirement date of the commercial paper borrowings, is included as a component of interest expense on commercial paper and other. Since the retirement of the Company's commercial paper, the Company presents the financial effect of interest rate swaps as a component of interest expense on Floating Rate Notes. The net amount payable to or receivable from the counterparties is recorded as a component of accrued interest payable. Approximately 90% of the Company's exposure to interest rate fluctuations on its Floating Rate Notes was hedged by interest rate swaps at December 31, 1995.

The notional amounts, fixed and variable interest rates and expiration dates relating to such contracts are summarized below:

-------------------------------------------------------------------------------------------------------------------
(In thousands)                                     at December 31, 1995
-------------------------------------------------------------------------------------------------------------------
                                                                                                        Weighted
                                                                                       Notional         Average
      Type                                        Expiring during the Year             Amount           Interest Rates
      ----                                        -----------------------              ------------     --------------
      Liability Swaps (3 contracts)               1998                                    $105,000
      ---------------

           Pay fixed rates                                                                                  9.64%
           Receive variable rates                                                                           5.89%

--------------------------------------------------------------------------------------------------------------------
(In thousands)                                     at December 31, 1994
-------------------------------------------------------------------------------------------------------------------
                                                                                                         Weighted
                                                                                       Notional          Average
      Type                                        Expiring during the Year             Amount            Interest Rates
      ----                                        ------------------------             ------------      --------------
      Liability Swaps (3 contracts)               1998                                    $105,000
      ------------------

           Pay fixed rates                                                                                   9.64%
           Receive variable rates                                                                            5.56%


The notional principal, weighted average interest rate of swaps outstanding and annualized net payment relating to interest rate swap contracts, as of December 31, are as follows:

                                                                       1995                      1994
                                                               ---------------------    ---------------------
                   Notional principal                               $105,000,000               $105,000,000
                                                               ===================      ===================

                   Weighted average interest rate
                      of swaps outstanding                             3.75%                     4.08%

                                                               ===================      ===================

                   Annualized net payment                             $3,938,000                 $4,284,000
                                                               ===================      ===================

The current settlement values of all swaps outstanding (the fair value of the Company's off-balance sheet financial instruments), based on market quotes, was a liability of approximately $10.6 million and $5.6 million at December 31, 1995 and 1994, respectively.

In connection with the Company's retirement of commercial paper borrowings in 1993 and 1994, the Company exchanged payments with certain counterparties to retire all of the Asset Swaps and certain of the Liability Swaps in 1994 and made payments to certain counterparties to reduce the duration of certain Liability Swaps in 1993, which thereby reduced the Company's net swap liability. As a result of these transactions, the Company recorded, as a cost of swap terminations and modifications related to debt extinguishment, $9,855,000 and $3,451,000 for the years ended December 31, 1994 and 1993, respectively. The 1993 payments were made pursuant to agreements between the Company and certain of its lenders whereby the Company had agreed to apply a portion of the proceeds from the issuance of Common Stock for this purpose. As of December 30, 1994, these agreements with certain of the Company's lenders were terminated.

       Commercial Paper Outstanding:
The proceeds from the issuance of the Floating Rate Notes and 14% Debentures were used to retire all remaining commercial paper outstanding as of December 30, 1994.

6.  STOCKHOLDERS' EQUITY
In December of 1994, the Company issued Warrants and SARs in connection with the issuance of its 14% Debentures. As of December 31, 1995, no Warrants or SARs had been converted to Common Stock (Note 5). In 1993, 750,704 warrants issued in connection with the settlement of litigation were exercised and a like number of shares of Common Stock were issued. The proceeds of this issuance totaled $5,086,000.

7.  INCOME TAXES AND DISTRIBUTIONS
No provisions for current or deferred income taxes have been made by the Company on the basis that it has qualified under the Code as a REIT and has distributed at least 95% of its annual net income as computed for tax purposes to stockholders. To the extent that such distributions exceed such income, the excess will be treated as a return of capital. Net capital gains generated by the Company are proportionately distributed to the stockholders as net capital gains dividends. During the years ended December 31, 1995, 1994 and 1993, the Company made per share distributions to stockholders of $0.15, $0.65 and $1.00, respectively, of which approximately $0.15, $0.26 and $0.07, respectively, represented returns of capital, and $0, $0.369 and $0.724, respectively, represented ordinary income, and $0, $0.021 and $0.206, respectively, represented a net capital gain dividend. Through December 31, 1995, the cumulative return of capital paid was $5.25 per share. Of the December, 1994 and 1993 total distribution amounts of $5,739,106 and $9,564,430, respectively, the Company has designated that $789,362 and $7,893,468, respectively, constitute a net capital gain dividend, amounting to approximately $.021 and $.206 per share, respectively, or approximately 13.75% and 82.53% of the fourth quarter dividends for such years, respectively. During 1995, due to the uncertainties created by the Borrower's Chapter 11 filings, the Company paid only one dividend, which was paid in April. Under the terms of the Merger Agreement, the Company is prohibited from paying additional dividends unless required to do so to maintain REIT status. During 1994 and 1993, dividends were paid in April, July, October and December.

As of December 31, 1995, the aggregate tax basis of the Company's net assets exceeded the amounts reported on the financial statements by approximately $113 million. This difference relates primarily to amounts that will be recognized for tax purposes when paid or realized. For the years ended December 31, 1994 and 1993, no significant difference existed between the aggregate tax basis of the Company's net assets and the amounts reported on the financial statements.

Beginning on January 15, 1996, each Warrant and SAR is entitled to an annual distribution payable on January 15 for the prior calendar year in an amount equal to any positive difference between the total amount of dividends paid per share of Common Stock in the preceding year and $0.60. No such distribution was due on the Warrants and SARs for 1995. Beginning on January 1, 2001, the annual distribution would be required to be in an amount equal to any positive difference between the total amount of dividends paid per share of Common Stock in the preceding year and the exercise price multiplied by 90-day LIBOR in effect on the preceding December 31 plus 1%.

8.  GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES
General and administrative expense includes compensation and benefits for the Company's employees, rent and related facility costs, directors' and officers' liability insurance premiums, registrar and transfer agent fees, debenture trustee fees, legal, audit and financial advisory fees and stockholder reporting costs. The increase in general and administrative expenses from 1994 to 1995 is principally due to increased legal fees, investor relations related expenses and financial advisory fees principally due to actions taken as a result of the Borrower's Chapter 11 filings.

During the year ended December 31, 1995, the Company incurred: $99,163,000 of expenses related to the effects of the execution and delivery of the Merger Agreement as discussed in Note 1; $10,795,000 of expenses related to the SARs liability as discussed in Note 5; and $553,000 of expenses related to the Special Meeting.

During the year ended December 31, 1994, the Company incurred $1,942,000 of expenses in connection with its evaluation of alternative financings.

9.  AGREEMENTS WITH EOH AND ZML
In August 1995, the Company entered into a Letter of Intent (the "Letter of Intent"), dated as of August 16, 1995, with Equity Office Holdings, L.L.C. ("EOH") with respect to a possible business combination between the Company and a group of investors described therein (the "Zell Investor Group") and, in connection therewith, paid to EOH a fee of $2.0 million. In the same month, the Company entered into an Investment Agreement dated as of August 18, 1995 (the "ZML Investment Agreement") with Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III ("ZML"), pursuant to which ZML made a $10 million working capital loan to the Company and, in connection therewith, the Company paid ZML a fee of $1.9 million. The Company also paid ZML a fee of $.4 million upon execution of the Letter of Intent. In addition, the Company paid other financing fees associated with these transactions of $.3 million. In September 1995, the Company entered into an Agreement and Plan of Combination dated as of September 11, 1995 (the "Combination Agreement") with EOH.

On November 7, 1995, the Company terminated the Combination Agreement. The terms of the Combination Agreement provide that, following termination of such agreement, a fee of $9,575,000 plus up to $2,000,000 of expense reimbursements would be payable to the Zell Investor Group upon closing of an Alternative Transaction (as defined) within 30 months after the relevant trigger date. Such fee and expenses were accrued and are included in expenses of effects of the execution and delivery of the Merger Agreement. Any obligation to pay such fees and expenses will be the responsibility of the surviving company in the merger contemplated by the Merger Agreement. On November 8, 1995, the Company repaid ZML the principal of $10 million plus interest on the working capital loan which had been made pursuant to the ZML Investment Agreement.

10.  LEGAL MATTERS
On January 23, 1995, Bear, Stearns & Co., Inc. and Donaldson Lufkin & Jenrette Securities Corporation commenced an action against the Company in the Supreme Court of New York, County of New York. The plaintiffs allege that the Company breached a contract relating to the plaintiffs' provision of investment banking services to the Company in connection with a proposed 1994 transaction. The plaintiffs seek $5,062,500, plus costs, attorneys' fees and interest. The Supreme Court of New York denied the Company's motion to dismiss the complaint on September 21, 1995. On October 10, 1995, the Company filed an answer to the complaint which denied the plaintiffs' allegations and asserted numerous affirmative defenses. The Company intends to vigorously contest the plaintiffs' claims.

On May 11, 1995, the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York as described in Note 1.

On May 24, 1995, Jerry Krim commenced an action encaptioned Krim v. Rockefeller Center Properties, Inc. and Peter D. Linneman. On June 7, 1995, Kathy Knight and Moishe Malamud commenced an action encaptioned Knight, et al. v. Rockefeller Center Properties, Inc. and Peter D. Linneman. Both actions were filed in the United States District Court for the Southern District of New York and purport to be brought on behalf of a class of plaintiffs comprised of all persons who purchased the Company's common stock between March 20, 1995 and May 10, 1995. The complaints allege that the Company and Dr. Linneman violated the federal securities laws by their purported failure to disclose, prior to May 11, 1995, that the Borrower would file for bankruptcy protection. The cases have been consolidated. On July 28, 1995, the Company and Dr. Linneman filed answers to the complaints denying plaintiffs' substantive allegations and asserting numerous affirmative defenses. On September 22, 1995, plaintiffs served an Amended Class Action Complaint adding the

Company's remaining directors and its president as defendants. In addition to the foregoing claims, the Amended Complaint also asserts a cause of action for breach by the Company's directors and its president of their fiduciary duties by approving the Combination Agreement. The plaintiffs are seeking damages in such amount as may be proved at trial. Plaintiffs are also seeking injunctive relief, plus costs, attorneys' fees and interest. The Company intends to vigorously contest these actions.

On July 6, 1995, Charal Investment Company, Inc. commenced a derivative action against certain of the Company's present and former directors in the Court of Chancery of the State of Delaware in and for New Castle County ("Delaware Court of Chancery"). The Company was named as a nominal defendant. The plaintiff alleged that the directors breached their fiduciary duties by: (1) using commercial paper proceeds to repurchase Convertible Debentures in 1987-1992; (2) entering into interest rate swaps; and (3) making capital distributions to stockholders during the years 1990 through 1994. On February 21, 1995, prior to the commencement of the action, the Company's Board of Directors appointed a special committee of the Board to review the plaintiff's February 3, 1995 pre-suit demand that the Company's Board of Directors institute litigation on the Company's behalf with respect to such claims and recommend a course of action to the full Board. Plaintiff nevertheless commenced the action, asserting that circumstances did not permit further delay. On November 7, 1995, the Delaware Court of Chancery dismissed this action without prejudice due to plaintiff's failure to comply with the requirements of the Delaware Court of Chancery Rule 23.1.

On November 14, 1995, the plaintiff moved to amend and supplement its complaint and/or to amend or alter the Delaware Court's judgment so as to permit the filing of additional derivative allegations, as well as class allegations that the Company's Board of Directors had approved the proposed Merger without considering the value to the Company of the matters set forth in the plaintiff's pre-suit demand. The Delaware Court of Chancery denied the plaintiff's motion on February 12, 1996.

On November 28, 1995, the special committee of the Board reviewed the report of its counsel and, after deliberation, determined to recommend to the Company's Board of Directors that the plaintiff's pre-suit demand be rejected because it would not be in the best interest of the Company to pursue the matters set forth in such demand. On December 5, 1995, after considering the recommendation of the special committee and the report of the special committee's counsel, the Company's Board of Directors voted to reject the plaintiff's pre-suit demand.

                On February 29, 1996, Charal Investment Company, Inc. filed a new action in the Delaware Court of Chancery purporting to assert both derivative and class counts. The derivative count alleges claims substantially identical to those set forth in Charal's July 6, 1996 complaint, which claims were the subject of the Board's rejection of plaintiff's pre-suit demand. The class count alleges that the directors failed to consider the value of the derivative claims in connection with the Board's evaluation of the fairness of the proposed Merger. The Company is named only as a nominal defendant in this action. To the extent that any relief is sought against the Company, the Company intends to vigorously contest the action.

On July 31, 1995, L.L. Capital Partners, L.P. commenced an action against the Company in the United States District Court in the Southern District of New York. The plaintiff alleges that, in a Company prospectus dated November 3, 1993, the Company failed to disclose its purported belief that the Rockefeller Interests and Mitsubishi Estate would cease to fund the Borrower's cash flow shortfalls. The plaintiff seeks recovery under Section 12(2) of the Securities Act of 1933, Section 10(b) of, and Rule 10b-5 under the Exchange Act and the common law. The Company intends to vigorously contest this action. In September 1995, counsel for the Company filed a motion to dismiss this action for failure to state a claim. That motion has been fully submitted and argued and the parties are awaiting a decision by the Court.

On September 13 and 14, 1995, five class action complaints, captioned Faegheh Moezinia v. Peter D. Linneman, Benjamin D. Holloway, Peter G. Peterson, William
F. Murdoch, Jr. and Rockefeller Center Properties, Inc.; Martin Zacharias v. B.D. Holloway, P.G. Peterson, W.F. Murdoch, P.D. Linneman and Rockefeller Center Properties, Inc.; James Cosentino v. Peter D. Linneman, Benjamin D. Holloway, Peter G. Peterson, William F. Murdoch, Jr. and Rockefeller Center Properties, Inc.; Mary Millstein v. Peter D.

Linneman, Peter G. Peterson, Benjamin D. Holloway, William F.
Murdoch, Jr. and Rockefeller Center Properties, Inc; and Robert Markewich v. Peter D. Linneman and Daniel M. Neidich, et al. were filed in the Delaware
Court of Chancery. On October 11, 1995, an additional complaint captioned Hunter Hogan v. Rockefeller Center Properties, Inc., et al. was filed in the Delaware Court of Chancery. Each of the complaints purports to be brought on behalf of a class of plaintiffs comprised of stockholders of the Company who have been or will be adversely affected by the Combination Agreement. All of the complaints allege that the Company's Directors breached their fiduciary duties by approving the Combination Agreement. The complaints seek damages in such amount as may be proved at trial. Plaintiffs also seek injunctive relief, plus costs and attorneys fees. On November 8, 1995, the Delaware Court of Chancery entered an order consolidating these actions. The Company intends to contest these actions vigorously.

On February 28, 1996, ZML filed a complaint and a motion for a preliminary injunction against the Company. The action is captioned Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III v. Rockefeller Center Properties, Inc., 96 Civ. 1445, and is pending in the United States Federal District Court for the Southern District of New York. The complaint alleges that the Company breached the ZML Investment Agreement by failing to sell to ZML 1,788,908 shares of Common Stock and by failing to appoint a person designated by ZML to the Company's Board of Directors. ZML seeks specific performance of the ZML Investment Agreement. ZML's motion for a preliminary injunction seeks to enjoin the March 25, 1996 Special Meeting pending resolution of ZML's claim for specific performance. The Company intends to vigorously contest both the motion for a preliminary injunction and the underlying action and the Company does not believe that ZML is entitled to the relief requested. A hearing on the motion for a preliminary injunction is scheduled for March 19, 1996.

The Company does not expect the outcome of the above litigations to have a material effect on the financial condition of the Company.

11. THE PROPERTY
Summarized financial information of the Property provided by the Borrower is as follows:


(In thousands)                        Years Ended December 31,
                            1995                 1994                1993
                        ---------------      ---------------     ---------------
Gross revenue             $213,845            $220,851           $226,597
Less:
  Operating expenses      (151,218)           (161,890)          (165,456)
  Interest expense, net    (45,038)           (117,328)          (114,599)
  Reorganization items      (2,475)
                        ---------------     --------------     ---------------
Net income (loss)          $15,114            ($58,367)          ($53,458)
                        ===============     ==============     ===============

The Loan Agreement provides for the establishment of loans for the cumulative portion of capital improvements made by the Borrower in excess of amounts specified in the Loan Agreement. The cumulative amounts of excess capital improvements totaled $126.7 million, $126.7 million and $123 million at December 31, 1995, 1994 and 1993, respectively. These excess capital improvement loans are deemed to be made to the Borrower by its partners and bear interest at 80% of the prime rate (as defined), compounded quarterly, which is added to the loan principal at the end of each year. At December 31, 1995, 1994 and 1993, the amount of such excess capital improvement loans (including accrued interest) totaled $164.7 million, $160.7 million and $149.7 million, respectively. As a result of the bankruptcy proceedings, interest has not been accrued since the bankruptcy filings. The results of operations of the Property for 1995, 1994 and 1993 reflect non-cash interest charges of $3.9 million, $7.3 million and $6.3 million, respectively, relating to interest on these excess capital improvement loans.

12.  INTERIM FINANCIAL INFORMATION (unaudited)
(In thousands, except per share data)

--------------------------------------------------------------------------------
1995                      1Q             2Q                3Q              4Q
------------------ ---------------- ----------------- -------------- -----------
Revenues           $20,446             $339               $556           $129
Net loss           ($7,478)        ($17,818)         ($141,078)      ($28,755)
Net loss per share  ($0.20)          ($0.46)            ($3.69)        ($0.75)
------------------ ---------------- ----------------- -------------- -----------
1994                      1Q             2Q                3Q              4Q
------------------ ---------------- ----------------- -------------- -----------
Revenues           $27,270          $27,262            $27,417        $27,336
Net income (loss)   $6,667           $6,551             $3,321        ($1,396)
Net income (loss)
  per share          $0.17            $0.17              $0.09         ($0.03)


                              REPORT OF MANAGEMENT

Board of Directors and Stockholders                              March 18, 1996
Rockefeller Center Properties, Inc.

The management of Rockefeller Center Properties, Inc. (the "Company") has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis and are not misstated due to material fraud or error. The financial statements include amounts that are based on management's best estimates and judgments. These estimates and judgments are significantly affected by the Chapter 11 filings of the Borrower, the execution and delivery of the Merger Agreement described in these financial statements and the impending vote of the stockholders at a special meeting to be held on March 25, 1996. The financial statements have been prepared on a going concern basis; however, there are significant uncertainties which raise substantial doubt about the ability of the Company to continue as a going concern if the Merger Agreement is not approved or if the transactions contemplated by the Merger Agreement are not consummated. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

The financial statements have been audited by Ernst & Young LLP. Management has made available to Ernst & Young LLP all the Company's financial records and related data. Furthermore, management believes that all representations made to Ernst & Young LLP during its audit were valid and appropriate.

Management has established and maintains a system of internal accounting control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. Management continually monitors the system of internal accounting control for compliance. In addition, as part of its audit of the Company's financial statements, Ernst & Young LLP evaluated selected internal accounting controls to establish a basis for reliance thereon in determining the nature, timing, and extent of audit tests to be applied. Management believes that, as of December 31, 1995, the system of internal accounting control is adequate to accomplish the objectives discussed herein.

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

The Audit Committee of the Board of Directors is directly responsible for assuring that management fulfills its financial reporting responsibilities. The Audit Committee met twice during 1995 with management and Ernst & Young LLP to discuss audit activities, internal accounting controls, and financial reporting matters. Ernst & Young LLP has unrestricted access to the Audit Committee.

                                            /s/RICHARD M. SCARLATA


                                            Richard M. Scarlata
                                            President & Chief Executive Officer
                                      F-24

                         SELECTED FINANCIAL INFORMATION
                  (Dollars in thousands, except per share data)

                                         1995         1994         1993       1992        1991
                                     -----------    ---------   ---------   ---------   ---------
STATEMENT OF OPERATIONS DATA
   (FOR THE YEAR):
   Revenues (1) ....................   $  21,470    $ 109,285   $ 113,560   $ 122,414   $ 123,182
                                       ---------    ---------   ---------   ---------   ---------
   Interest Expense ................      85,563       77,501      78,343      80,799      80,784
   General and Administrative ......      11,267        4,170       3,728       4,299       3,349
   Amortization of financing costs
     (2)                                   9,258          705         705         705         760
   Stock appreciation rights
      liability (3) ................      10,795         --          --          --          --
   Effects of the execution and
      delivery of the merger
      agreement (2) ................      99,163         --          --          --          --
   Expenses related to the March 25,
      1996 special meeting of the
      stockholders .................         553         --          --          --          --
   Cost of swap terminations and
      modifications related to debt
      extinguishment ...............        --          9,855       3,451        --          --
   Cost of evaluating alternative
      financings ...................        --          1,942        --          --          --
                                       ---------    ---------   ---------   ---------   ---------
                                         216,599       94,173      86,227      85,803      84,893
                                       ---------    ---------   ---------   ---------   ---------

   (Loss) income before non-
      recurring income and
      extraordinary item ...........    (195,129)      15,112      27,333      36,611      38,289
                                       ---------    ---------   ---------   ---------   ---------
   Non-recurring income (gain on
      sales of portfolio securities)        --             31       8,593        --          --
                                       ---------    ---------   ---------   ---------   ---------
   Extraordinary gain on debt
      extinguishment ...............        --           --          --         2,537          38
                                       ---------    ---------   ---------   ---------   ---------

   Net (loss) income ...............   ($195,129)   $  15,143   $  35,926   $  39,148   $  38,327
                                       =========    =========   =========   =========   =========
   (Loss) income per share before
      extraordinary item ...........   ($   5.10)   $    0.40   $    0.96   $    0.97   $    1.02
                                       =========    =========   =========   =========   =========

   Net (loss) income per share .....   ($   5.10)   $    0.40   $    0.96   $    1.04   $    1.02
                                       =========    =========   =========   =========   =========



                       (footnotes on pages F-27 and F-28)

                  (Dollars in thousands, except per share data)


                                                  1995           1994           1993           1992          1991
                                                ---------     -----------    ----------     ---------      --------
BALANCE SHEET DATA (AT END
   OF PERIOD):
      Total assets (1) (2) ................   $ 1,190,776     $ 1,319,995    $ 1,317,509    $ 1,432,210    $ 1,450,103
      Total debt ..........................       770,667         760,394        756,936        879,284        876,959
      Total liabilities ...................       874,177         802,528        792,344        910,360        904,009
      Total stockholders' equity ..........       316,599         517,467        525,165        521,850        546,094

OTHER FINANCIAL DATA:
      Ratio of earnings to fixed
         charges (4) ......................          --             1.19X          1.35X          1.45X          1.47X
      Net cash (used in)
         provided by operating
         activities .......................   ($   17,706)    $    57,198    $    58,231    $    62,735    $    57,909
      Net cash provided by
         investing activities .............        50,000          14,331        126,668         23,560         17,200
      Net cash used in financing activities
         Excluding dividends paid .........        28,154          44,015        147,082         22,955          3,041
         Dividends paid ...................         5,739          24,869         37,697         63,392         72,019
      Dividends paid per share ............          0.15            0.65           1.00           1.69           1.92
      Portion of dividends
         representing a return of
         capital ..........................           100%           39.4%           7.4%          38.2%          46.8%
      Book value per share ................   $      8.27     $     13.52    $     13.73    $     13.91    $     14.56
      Book value per share
         assuming exercise of
         Warrants and SARs ................   $      7.90     $     11.88           --             --             --
      Market price per share
         (at end of period) ...............   $     7.625     $      5.00    $      6.75    $     7.625    $    15.375
      Repurchase of convertible
         debentures (5) ...................          --              --             --      $    30,410    $    10,000



                       (footnotes on pages F-27 and F-28)

        ----------------------
        (1) On May 11, 1995, the Borrower filed for protection under Chapter 11 of the Bankruptcy Code. The Company's only significant source of income is interest received on the Loan from the Borrower.

                Due to the significant uncertainties created by the Borrower's Chapter 11 filings, the Company has limited recognition of income on the Loan for the year ended December 31, 1995 to the cash actually received from the Borrower during this period. When the Company drew down the $50 million under letters of credit posted by the Borrower's parent in the second quarter of 1995, these cash receipts were applied to reduce the carrying value of the Loan to $1,250,000,000. Management and the Board of Directors believe that, if the Company's stockholders do not approve the Merger Agreement or if the transactions contemplated by the Merger Agreement are not consummated, the Company would be subject to substantial uncertainties. The Company expects that, in the absence of additional financing, its cash resources will be exhausted by the end of April 1996. There can be no assurance as to the availability to the Company of any alternatives to proceeding with the Rights Offering and there can be no assurance that, if the Board of Directors elects to proceed with the Rights Offering, Goldman Sachs or PaineWebber, Incorporated will agree to underwrite the Rights Offering or that the Rights Offering can be successfully concluded or, if concluded, as to the timing of such conclusion. Approval of the Merger Agreement by the Company's stockholders is, in any event, a condition to the effectiveness of the proposed Chapter 11 Plan and, accordingly, in the event of a rejection of the Merger Agreement, a new reorganization plan will have to be negotiated; there can be no assurance as to the results that such negotiations would reach or even that such negotiations would be successful. While the Rights Offering is designed to produce proceeds to the Company of $200 million (before expenses), most of these proceeds would be used to retire the Floating Rate Notes. Thus, the Board of Directors believes that, even if the Rights Offering were successful, the Company would require additional funds in order to be able to demonstrate in the Chapter 11 Cases that the Company could successfully operate the Property. While Whitehall and Goldman Sachs agreed in the Rights Offering Agreement to make certain changes in the terms of the 14% Debentures to facilitate additional borrowings by the Company, there can be no assurance that the Company could obtain the required additional financing on terms satisfactory to it, if at all.

                Due to the factors described above, Management believes that there is substantial doubt about the Company's ability to continue as a going concern if the Company's stockholders do not approve the Merger Agreement or if the transactions contemplated by the Merger Agreement are not consummated. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of these uncertainties.

        (2) The Company reflected in its September 30, 1995 interim financial statements a valuation reserve, totaling $74,000,000, to reduce the carrying value of its Loan to reflect the economics of the transactions contemplated by the Merger Agreement. In addition, the Company recorded certain transaction costs and expenses aggregating $25,200,000, and recognized as amortization of financing cost certain deferred debt issuance and letter of intent costs totaling $4,650,000.

        (3) Due to the increase in the market price of the Company's Common Stock during the year ended December 31, 1995, the Company was required to increase its liability for the SARs issued in December 1994 and record a current noncash charge to earnings of $10,795,000.

        (4) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as net income plus fixed charges. Fixed charges consist of interest expense and amortization of financing costs. For the year ended December 31, 1995, earnings were inadequate to cover fixed charges by $195,129,000 due to the Company's net loss for the year. The loss was due primarily to the Borrower's failure to pay interest on the Loan after the Borrower's Chapter 11 filings (see (1) above).

      (5) As of December 31, 1995, the aggregate face value of the Convertible Debentures repurchased since 1987 was $487,895,000.

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

During December 1993, the Company issued an additional 750,704 shares of Common Stock for a cash consideration of $7.00 per share as the result of the exercise of an equivalent number of warrants which were issued pursuant to a court-ordered class action settlement. The Company received proceeds of $5,086,000 from this Common Stock issuance. At December 31, 1995, 1994 and 1993, the Company had 38,260,704 shares of Common Stock outstanding.

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

On May 11, 1995, the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company's only significant source of income is interest received on the Loan from the Borrower. As a result of these filings and until such time as these Chapter 11 cases (the "Chapter 11 Cases") have been brought to a conclusion, the Company does not expect to receive interest payments from the Borrower and the Company's ability to enforce its rights under the Loan has been and will be stayed unless and until the Court issues an order permitting the Company to take steps to enforce such rights. The Borrower and its managing general partner, RGI, filed a Chapter 11 reorganization plan (the "Chapter 11 Plan") for the Borrower that contemplates that ownership of the Property will be turned over to the Company or its designee upon consummation of the Chapter 11 Plan. Pursuant to the order of the Bankruptcy Court having jurisdiction over the Borrower's Chapter 11 Cases, a disclosure statement in respect of the Chapter 11 Plan has been approved and March 27, 1996 has been set as the date (the "Plan Confirmation Date") for the hearing to consider confirmation of the Chapter 11 Plan. The Company currently anticipates that, if the Chapter 11 Plan is confirmed on or shortly after March 27, 1996, the transactions contemplated by the Merger Agreement (as defined below) could be consummated prior to April 30, 1996, as required by the Merger Agreement. There is no assurance that the conditions to confirmation and/or consummation of the Chapter 11 Plan will be met, that the conditions to the Merger Agreement will be met, or
                                      F-29
that the transactions contemplated by the Chapter 11 Plan and the Merger Agreement will occur or will take place within the periods described above.

On November 7, 1995, the Company executed and delivered an Agreement and Plan of Merger, dated as of November 7, 1995 (as amended by Amendment No. 1 thereto, dated as of February 12, 1996, the "Merger Agreement"), with a group of investors (the "Investor Group") including Exor Group S.A., David Rockefeller, Rockprop L.L.C., Troutlet Investments Corporation and Whitehall Street Real Estate Limited Partnership V ("Whitehall"), pursuant to which, subject to satisfaction of the conditions specified in the Merger Agreement, a corporation formed by the Investor Group would merge into the Company, the surviving company would be wholly owned by the Investor Group, and the stockholders of the Company would receive $8.00 in cash for each of their shares of the Company's Common Stock other than Excluded Shares (as defined in the Merger Agreement). The Company plans to hold a special meeting (the "Special Meeting") for stockholders to vote on the Merger Agreement on March 25, 1996.

Under the Merger Agreement, Goldman Sachs Mortgage Company ("GSMC"), which is a party to the Merger Agreement for this purpose, has agreed to make available to the Company up to $47.5 million of credit ("GSMC Loan") during the period between November 7, 1995 and the earlier of (1) the consummation of the merger contemplated by the Merger Agreement or (2) any termination of the Merger Agreement. Such credit would be secured on the same basis as the Floating Rate Notes and the 14% Debentures, but would accrue interest at the rate of 10% per annum (compounded quarterly) and be prepayable at any time without penalty. If borrowings under this facility have not been repaid by the earlier of April 30, 1996, the consummation of the merger contemplated by the Merger Agreement or any termination of the Merger Agreement in specified circumstances, including any exercise by the Company of its "fiduciary out," such borrowings would be subject to the same terms and conditions as those applicable to the Floating Rate Notes. The Company had borrowed $10.2 million from GSMC under this facility as of December 31, 1995 and $45 million as of February 29, 1996. The Company expects to borrow the total amount available under the GSMC Loan prior to April 30, 1996. The credit facility extended by GSMC to the Company under the Merger Agreement is expected to provide sufficient liquidity for the Company until the earlier of the consummation of the merger contemplated by the Merger Agreement or April 30, 1996.

Also on November 7, 1995, the Company entered into a rights offering agreement ("the Rights Offering Agreement") with Whitehall and Goldman, Sachs & Co. ("Goldman Sachs"), an affiliate of Whitehall, pursuant to which the parties have agreed that, if the Company's stockholders do not approve the Merger Agreement at the Special Meeting, the Company will have the right to elect, within 30 days after the date of the Special Meeting, to make a $200 million publicly registered rights offering (the "Rights Offering") at a price set by the Company's Board of Directors, but not less than $6.00 per share of Common Stock. The purpose of the Rights Offering Agreement is to provide the Company with a pre-negotiated potential means to raise the funds it would require to be able to acquire the Property and to service its obligations if the Company's stockholders do not approve the Merger Agreement. No decision has been made by the Company's Board of Directors as to whether this option would be exercised if the Company's stockholders do not approve the Merger Agreement; such a decision will be made in the light of the circumstances prevailing at the time of any such failure to approve the Merger Agreement, including any alternatives that may then be available to the Company. Any election by the Company to proceed with the Rights Offering would not require prior approval of the Company's stockholders.

Management   and  the  Board  of  Directors   believe  that,  if  the  Company's
stockholders do not approve the Merger Agreement or if the transactions contemplated by the Merger Agreement are not consummated, the Company would be subject to substantial uncertainties. The Company expects that, in the absence of additional financing, its cash resources will be exhausted by the end of April 1996. There can be no assurance as to the availability to the Company of any alternatives to proceeding with the Rights Offering and there can be no assurance that, if the Board of Directors elects to proceed with the Rights Offering, Goldman Sachs or PaineWebber, Incorporated will agree to underwrite the Rights Offering or that the Rights Offering can be successfully concluded or, if concluded, as to the timing of such conclusion. Approval of the Merger Agreement by the Company's stockholders is, in any event, a condition to the effectiveness of the proposed Chapter 11 Plan and, accordingly, in the event of a rejection of the Merger Agreement, a new reorganization plan will have to be negotiated; there can be no assurance as to the results that such negotiations would reach or even that such negotiations would be successful. While the Rights Offering is designed to produce proceeds to the Company of $200 million (before expenses), most of these proceeds would be used to retire the Floating Rate Notes. Thus, the Board of Directors believes that, even if the Rights Offering were successful, the Company would require additional funds in order to be able to demonstrate in the Chapter 11 Cases that the Company could successfully operate the Property. While Whitehall and Goldman Sachs agreed in the Rights Offering Agreement to make certain changes in the terms of the 14% Debentures to facilitate additional borrowings by the Company, there can be no assurance that the Company could obtain the required additional financing on terms satisfactory to it, if at all.

Due to the factors described above, Management believes that there is substantial doubt about the Company's ability to continue as a going concern if the Company's stockholders do not approve the Merger Agreement or if the transactions contemplated by the Merger Agreement are not consummated. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of these uncertainties.

The following table sets forth certain information regarding the Company's outstanding debt as of December 31, 1995:

-------------------------------------------------------------------------------------------
                                                                        Principal Balance
                                                       Interest Rate         as of
                                                            as of         December 31, 1995
  Description                          Maturing      December 31, 1995        (000's)
-------------------------------------------------------------------------------------------
Current Coupon Convertible Debentures 12/31/2000 (1)   13%     (2)          $213,170
Zero Coupon Convertible Debentures    12/31/2000 (1)    0%     (3)           360,283 (4)
Floating Rate Notes                   12/31/2000 (5)    9.875% (6)           116,296
14% Debentures                        12/31/2007       14%                    70,718 (7)
GSMC Loan                             12/31/2000 (8)   10%                    10,200
                                                                            --------
                                                                            $770,667
                                                                            ========
-------------------------------------------------------------------------------------------

---------------
(1) If not converted into Common Stock on 12/31/2000, become floating rate notes due 12/31/2007.
(2) Annual effective rate is 9.23% (see Note 2 to the Financial Statements).
(3) Annual effective rate is 10.23% (see Note 2 to the Financial Statements).
(4) Accreted value at 12/31/2000 - $586,185,000.
(5) See Note 5 to the Financial Statements for a description of mandatory prepayments.
(6) Rate = 90-day LIBOR +4%, reset quarterly (exclusive of swap agreements, see Note 5 to the Financial Statements).
(7) Accreted value at 12/31/2007 - $75,000,000.
(8) If not repaid by the earlier of April 30, 1996, the consummation of the merger contemplated by the Merger Agreement or any termination of the Merger Agreement in specified circumstances, borrowings become subject to the same terms and conditions as the Floating Rate Notes.

Due to the significant uncertainties created by the Borrower's Chapter 11 filings, (i) the Company has limited recognition of income on the Loan for the year ended December 31, 1995 to $20,339,000, which is equal to the cash actually received from the Borrower during this period and (ii) the Company intends, solely for accounting purposes, to apply future cash receipts, if any, from the Borrower to reduce the carrying value of the

Loan. When the Company drew down the $50 million under letters of credit posted by the Borrower's parent in the second quarter of 1995, these cash receipts were applied to reduce the carrying value of the Loan to $1.25 billion.

During the years ended December 31, 1995, 1994 and 1993, cash received from the Borrower for the payment of interest on the Loan was $20,339,000, $105,495,000 and $103,545,000, respectively. The Loan Agreement, enforcement of which is stayed during the pendency of the Borrower's Chapter 11 Cases until the Court orders otherwise, provides for Base Interest (as defined) to be paid according to a fixed schedule. The increase from 1993 to 1994 is attributable to the scheduled increase in the annualized coupon rate on the Loan.

The Loan Agreement also provides for Additional Interest (as defined) to be earned by the Company under certain circumstances. No Additional Interest has been earned by the Company to date. Based on present conditions in the Midtown Manhattan rental market, the Company does not currently expect that it would earn Additional Interest even if the Borrower's reorganization proceedings were terminated.

Other interest income received during 1995, 1994 and 1993 was $1,131,000, $998,000 and $6,553,000, respectively. During the year ended December 31, 1995, interest was received on invested funds. The Company's short term investments are highly liquid and have the highest credit rating with a maturity of less than three months. The decrease from 1993 to 1994 was due to portfolio sales and maturities, the proceeds from which were used with operating cash to reduce the Company's commercial paper during the years ended December 31, 1994 and 1993 (see Note 5 of the Notes to Financial Statements). The Company completed the liquidation of its investment portfolio during 1994 realizing $14,331,000 from sales of securities with a net carrying value of $14,300,000, resulting in a net gain of $31,000.

The Company paid $13,413,000 of interest on the Floating Rate Notes, and $3,701,000 of interest on its swap agreements for a total of $17,114,000 paid in floating rate interest during the year ended December 31, 1995. Interest payments on the Floating Rate Notes are made quarterly on March 1, June 1, September 1 and December 1 of each year. Under the terms of the Floating Rate Notes, mandatory principal payments are required to be made of net cash flow ("Net Cash Flow") (calculated as of the most recent fiscal quarter), which is defined as all gross receipts minus actual operating expenses incurred; interest paid or accrued (on a straight-line basis) on the Floating Rate Notes, 14% Debentures, Current Coupon Convertible Debentures and other indebtedness (as defined) permitted under the agreement governing the Floating Rate Notes; dividends paid or accrued; and distributions paid or accrued on the Warrants and SARs. On September 1, 1995, due to the draw down on the letters of credit supporting the payment of Base Interest on the Loan, the Company made a mandatory principal payment on the Floating Rate Notes of $33,704,000, which reduced the principal balance to $116,296,000. Under the terms of the GSMC Loan, any amounts received from such loan are not considered in the calculation of Net Cash Flow.

Interest on the 14% Debentures is payable semi-annually on June 2 and December 2 of each year. The Company paid $9,917,000 of interest on the 14% Debentures during the year ended December 31, 1995.

During the years ended December 31, 1995, 1994 and 1993, interest paid on commercial paper and other obligations was $198,000, $27,020,000 and $31,016,000, respectively. The following schedule presents the components of such interest paid:

                                                 1995                  1994                    1993
                                           -----------------    ------------------     ------------------
Interest rate swap agreements                                     $15,252,000              $16,620,000
Commercial paper (including
 commercial paper fees and expenses)                               11,768,000               14,178,000
Bank loans                                                                                     218,000
Interest on working capital loan and other     $198,000
                                           ----------------    -------------------     ------------------
                                               $198,000           $27,020,000              $31,016,000
                                           ================    ===================     ==================


In December 1994, the Company concluded a study of its overall capital structure. As a result of this study, the Company issued $150,000,000 in Floating Rate Notes and $75,000,000 in 14% Debentures, the proceeds from which were used by the Company to retire its commercial paper and a portion of its interest rate swaps (see Note 5 of the Notes to Financial Statements). The Company retained $105,000,000 notional principal amount of interest rate swaps to hedge a portion of its interest rate exposure on the Floating Rate Notes. For the year ended December 31, 1994, the Company recorded as a cost of swap terminations and modifications related to debt extinguishment, $9,855,000 to retire a portion of its interest rate swaps.

As discussed in Note 5, the annualized net payment relating to interest rate swaps outstanding at December 31, 1995 was $3,938,000. This amount may change in 1996 and subsequent years as the floating rates receivable under the Company's interest rate swaps are periodically reset.

During the years ended December 31, 1995, 1994 and 1993, cash interest paid on the Current Coupon Convertible Debentures was $0, $17,053,000 and $17,053,000, respectively. Coupon payments on outstanding Current Coupon Convertible Debentures are due on December 31. However, under the terms of the Indenture, if December 31 is not a business day, interest will be paid on the next business day which was the case for the December 31, 1995 payment. Cash interest of $27,712,000 on the Current Coupon Convertible Debentures was paid on January 2, 1996. The increase in cash interest on the Current Coupon Convertible Debentures from 1994 to 1995 was due to the scheduled interest rate increase effective January 1, 1995 to 13% per annum, which is the rate in effect until December 31, 2000. Prior to January 1, 1995, the interest rate in effect was 8% per annum.

In order to maintain its qualification as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, the Company is obligated to distribute to its stockholders at least 95% of its annual net income as computed for tax purposes. Through 1992, the Company had distributed to its stockholders substantially all of its annual cash flow in excess of interest and operating expenses, reserves and investments, resulting in a substantial return of capital to stockholders. Through December 31, 1995, cumulative distributions paid of $15.00 per share included a cumulative return of capital of $5.25 per share. Distributions prior to the Borrower's Chapter 11 filings on May 11, 1995, were made in April, July, October and December of each year. During the year ended December 31, 1995, due to the uncertainties created by the Borrower's Chapter 11 filings, the Company paid only one distribution, which was paid in April.

In August 1995, the Company entered into a Letter of Intent dated as of August 16, 1995 (the "Letter of Intent"), with Equity Office Holdings, L.L.C. ("EOH") with respect to a possible business combination between the Company and a group of investors described therein and, in connection therewith, paid to EOH a fee of $2,000,000. In the same month, the Company entered into an Investment Agreement, dated as of August 18, 1995 (the "ZML Investment Agreement"), with Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III ("ZML") pursuant to which ZML made a $10,000,000 working capital loan to the Company and, in connection therewith, the Company paid ZML a fee of $1,925,000. The Company also
                                      F-33
paid ZML a fee of $425,000 upon execution of the Letter of Intent. In addition, the Company paid other financing fees associated with these transactions of $300,000. In September 1995, the Company entered into an Agreement and Plan of Combination, dated as of September 11, 1995 (the "Combination Agreement"), with EOH. All such expenses paid are classified as interim financing costs.

On November 7, 1995, the Company terminated the Combination Agreement. On November 8, 1995, the Company repaid ZML the principal of $10,000,000 plus interest on the working capital loan which had been made pursuant to the ZML Investment Agreement. The Company drew down $10,200,000 on the GSMC Loan in order to repay this working capital loan.

The Company has executed non-disturbance agreements with tenants that occupy at least a full floor in any of the buildings comprising a part of the Property and certain other tenants upon request. Such agreements provide that, in the event of a foreclosure of the Loan, such tenant's possession of space within the Property will not be disturbed so long as such tenant is in compliance with the terms of its lease. In addition, certain tenants, under their leases, may offset fixed rent otherwise payable to the Borrower (up to specified maximum amounts) in the event that the Borrower fails to pay for alterations provided for in their leases. In the event the aggregate amount that such tenants may offset (the "Rent Offset Amount") exceeds $37.5 million, an agreement with the Borrower (enforcement of which is stayed by the pendency of the Borrower's Chapter 11 Cases) requires the Borrower to maintain credit support facilities to provide additional security in an amount equal to at least 50% of the excess. As of December 31, 1995, the Company had executed seven rent offset agreements with tenants. The total Rent Offset Amount at such date was $14,835,000 which is below the $37.5 million threshold and, accordingly, the Borrower is not required to maintain credit support facilities for this Rent Offset Amount.

RESULTS OF OPERATIONS - THE COMPANY

The Company's principal source of income during each of the years ended December 31, 1995, 1994 and 1993, was loan interest income recognized on the Loan. As discussed in Note 1 of the Notes to Financial Statements, loan interest income was recognized only to the extent of loan interest actually received from the Borrower during the year ended December 31, 1995. Loan interest income exceeded loan interest received in 1994 and 1993 by approximately $3.2 million and $4.8 million, respectively. The difference between 1994 and 1993 is attributable partially to the amortization of original issue discount applicable to the Loan and partially to the recognition of interest income on the Loan according to the effective interest method by which interest is calculated on the basis of the average yield on the notes evidencing the Loan (the "Notes") through the Equity Conversion Date. Loan interest income accounted for 94.7%, 99.5% and 95.4% of total revenues during the years ended December 31, 1995, 1994 and 1993, respectively.

Other interest income earned in the years ended December 31, 1995, 1994 and 1993, was $1,131,000, $553,000 and $5,197,000, respectively, representing 5.3%,
0.5% and 4.6%, respectively, of total revenues. The increase of $578,000 from 1994 to 1995 was due to interest earnings on short term investments due to the investing of funds received from the letters of credit proceeds discussed in
Note 3 of the Notes to Financial Statements. The decline of $4,644,000 from 1993 to 1994 is principally a result of sales and maturities of portfolio securities. The Company liquidated its portfolio of investment securities during 1993 and 1994.

Interest expense on the Current Coupon Convertible Debentures during the years ended December 31, 1995, 1994 and 1993, was $22,979,000, $22,478,000 and
$22,020,000, respectively. The yearly increases are attributable to the recognition of interest expense according to the effective interest method by which interest is calculated on the basis of the average interest expense on the Current Coupon Convertible Debentures through the maturity date, December 31, 2000. Cash interest paid on the Current Coupon Convertible Debentures in respect of 1995 was $27,712,000.

Interest expense on Zero Coupon Convertible Debentures during the years ended December 31, 1995, 1994 and 1993 was $33,420,000, $30,320,000 and $27,507,000,
respectively. The increase of $3,100,000 or 10.2% from 1994 to 1995 was a result of accruals of interest on the increasing accretion of the principal amount of the Zero Coupon Convertible Debentures. Such accruals of interest grow at the annual rate of 10.2%.

Interest expense on the 14% Debentures and Floating Rate Notes, which replaced commercial paper borrowings and retired a portion of the Company's interest rate swap agreements in December 1994, and other interest expense, increased $4,461,000 from 1994 to 1995, principally due to an increase in interest rates and higher interest rates on the 14% Debentures and Floating Rate Notes compared to the interest rate on commercial paper, which was offset partially by the lower cost of servicing swaps due to the retirement of certain swap agreements in December 1994. The decrease of $4,113,000 in such interest expense between 1993 and 1994, principally reflects a combination of lower average commercial paper borrowings outstanding during the year, the repayment of bank loans in 1993, and the lower cost of servicing interest rate swaps due to higher variable interest rates received on certain swaps. These savings were partially offset by the higher cost of commercial paper due to higher interest rates.

Combined interest expense on all debt totaled $85,563,000, $77,501,000 and $78,343,000, for each of the years ending December 31, 1995, 1994 and 1993, respectively. These amounts accounted for 82.3% and 90.8% of total expenses in 1994 and 1993, respectively. In 1995, principally due to actions taken as a result of the Borrower's Chapter 11 filings, all non-interest expenses increased (see below), which resulted in combined interest expense representing only 39.5% of total expenses.

General and administrative expenses for the years ended December 31, 1995, 1994 and 1993, were $11,267,000, $4,170,000 and $3,728,000, respectively. The increase of $7,097,000 in general and administrative expenses from 1994 to 1995 was principally due to increased legal fees, investor relations related expenses and financial advisory fees, in turn principally due to actions taken as a result of the Borrower's Chapter 11 filings.

Amortization of financing costs during the years ended December 31, 1995, 1994 and 1993, was $9,258,000, $705,000 and $705,000, respectively. The increase of $8,553,000 from 1994 to 1995 was due principally to the write off of deferred debt issuance and letter of intent costs totaling $4,650,000 relating to the termination of the working capital loan and the Combination Agreement. For additional information see Note 1 of the Notes to Financial Statements. In addition, amortization of deferred debt issuance costs increased due to the issuance of the 14% Debentures and Floating Rate Notes in December 1994.

The Company was required to record a charge to earnings of $10,795,000 for the year ended December 31, 1995, to increase the SARs liability to reflect the aggregate principal amount of 14% Debentures that would have been issuable upon exchange of the SARs on December 31, 1995. The Company will be required to make future adjustments to earnings to reflect the aggregate principal amount of 14% Debentures issuable upon exchange of the SARs based upon the current market price of the Company's stock unless an amendment to the Company's Certificate of Incorporation is adopted and filed and any necessary Board resolutions are adopted which would result in an automatic exchange of SARs for Warrants (see
Note 5 of the Notes to Financial Statements). Under the terms of the Merger Agreement, Whitehall has agreed not to exercise its SARs prior to the termination of the Merger Agreement unless the Company has taken action and as a result of such action the failure to exercise the SARs would adversely affect the rights of the holders of the SARs, the value of the SARs or the position of the holders of the SARs in the Company.

Consummation of the transactions contemplated by the Merger Agreement would resolve many of the significant uncertainties created by the Borrower's Chapter 11 filings. Subsequent to the Borrower's Chapter 11 filings and prior to the execution and delivery of the Merger Agreement, the Company had based the value assigned to the Property and hence to the Loan on an independent appraisal as of December 31, 1994, which was supported by a concurring review. The appraisal, at that time, gave the clearest indication as to the value of the Property. However, the terms of the Merger Agreement could be considered to indicate that the market value of the Property now may be less than the carrying value of the Loan as reported in the June 30, 1995 interim financial statements. Accordingly, as reported in the Company's September 30, 1995 interim financial statements, the Company reflected a valuation reserve, totaling $74,000,000, to reduce the carrying value of the Loan to reflect the economics of the transactions contemplated by the Merger Agreement. In addition, the Company recorded certain transaction costs and expenses aggregating $25,163,000, which reflected the breakup fee relating to the termination of the Combination Agreement, professional fees, and certain liquidation expenses and other liabilities specifically provided for in the Merger Agreement. In addition to the $99,163,000 of expenses recording the estimated effects of the execution and delivery of the Merger Agreement, the Company incurred $553,000 of expenses related to the Special Meeting.

On November 7, 1995, the Company entered into a Rights Offering Agreement with Whitehall and Goldman Sachs, an affiliate of Whitehall, pursuant to which the parties have agreed that, if the Company's stockholders do not approve the Merger Agreement at the Special Meeting, the Company will have the right to elect, within 30 days after the date of the Special Meeting, to make a $200 million publicly registered Rights Offering at a price set by the Company's Board of Directors, but not less than $6.00 per share of Common Stock. The purpose of the Rights Offering Agreement is to provide the Company with a pre-negotiated potential means to raise the funds it would require to be able to acquire the Property and to service its obligations if the Company's stockholders do not approve the Merger Agreement. No decision has been made by the Company's Board of Directors as to whether this option would be exercised if the Company's stockholders do not approve the Merger Agreement; such a decision will be made in the light of the circumstances prevailing at the time of any such failure to approve the Merger Agreement, including any alternatives that may then be available to the Company. Any election by the Company to proceed with the Rights Offering would not require prior approval of the Company's stockholders.

Management and the Board of Directors believe that, if the Company's stockholders do not approve the Merger Agreement or if the transactions contemplated by the Merger Agreement are not consummated, the Company would be subject to substantial uncertainties. The Company expects that, in the absence of additional financing, its cash resources will be exhausted by the end of April 1996. There can be no assurance as to the availability to the Company of any alternatives to proceeding with the Rights Offering and there can be no assurance that, if the Board of Directors elects to proceed with the Rights Offering, Goldman Sachs or PaineWebber, Incorporated will agree to underwrite the Rights Offering or that the Rights Offering can be successfully concluded or, if concluded, as to the timing of such conclusion. Approval of the Merger Agreement by the Company's stockholders is, in any event, a condition to the effectiveness of the proposed Chapter 11 Plan and, accordingly, in the event of a rejection of the Merger Agreement, a new reorganization plan will have to be negotiated; there can be no assurance as to the results that such negotiations would reach or even that such negotiations would be successful. While the Rights Offering is designed to produce proceeds to the Company of $200 million (before expenses), most of these proceeds would be used to retire the Floating Rate Notes. Thus, the Board of Directors believes that, even if the Rights Offering were successful, the Company would require additional funds in order to be able to demonstrate in the Chapter 11 Cases that the Company could successfully operate the Property. While Whitehall and Goldman Sachs agreed in the Rights Offering Agreement to make certain changes in the terms of the 14% Debentures to facilitate additional borrowings by the Company, there can be no assurance that the Company could obtain the required additional financing on terms satisfactory to it, if at all.
                                      F-36

Due to the factors described above, Management believes that there is substantial doubt about the Company's ability to continue as a going concern if the Company's stockholders do not approve the Merger Agreement or if the transactions contemplated by the Merger Agreement are not consummated. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of these uncertainties.

In connection with the Company's retirement of commercial paper borrowings in 1994 and 1993, the Company exchanged payments with certain counterparties to retire all of the asset swaps and certain of the liability swaps in 1994 and made payments to certain counterparties to reduce the duration of certain liability swaps in 1993, which thereby reduced the Company's net swap liability. The Company recorded, as a cost of swap terminations and modifications related to debt extinguishment, $9,855,000 and $3,451,000 for the years ended December 31, 1994 and 1993, respectively, as a result of these transactions. The 1993 payments were made pursuant to agreements between the Company and certain of its lenders, whereby the Company had agreed to apply a portion of the proceeds from the issuance of Common Stock (see Note 5 of the Notes to Financial Statements) for this purpose.

During the year ended December 31, 1994, the Company incurred $1,942,000 of expenses in connection with its evaluation of alternative financings.

During the years ended December 31, 1994 and 1993, the Company recognized non-recurring income of $31,000 and $8,593,000, respectively, consisting of gains on sales of portfolio securities.

Net (loss) income during the years ended December 31, 1995, 1994 and 1993 was ($195,129,000), $15,143,000 and $35,926,000 reflecting the matters discussed above.

THE PROPERTY

The financial information and analysis included in the following discussions of the "Financial Condition and Outlook - The Property", "Results of Operations - The Property", and "Cash Flow - The Property" have been furnished to the Company by the Debtors.

PROCEEDINGS UNDER CHAPTER 11, PLAN OF REORGANIZATION

On May 11, 1995 (the "Petition Date"), Rockefeller Center Properties ("RCP") and its affiliate, RCP Associates (collectively, the "Debtors", previously referred to as the Borrower), filed voluntary petitions for reorganization under Chapter 11 (the "Chapter 11 Cases"), title 11 of the United States Code, as amended (the "Bankruptcy Code"), in the United States Bankruptcy Court of the Southern District of New York (the "Bankruptcy Court"). The Chapter 11 Cases have been assigned case numbers 95 B 42089 and 95 B 42088 (PBA), respectively. The separate Chapter 11 Cases of the Debtors have been consolidated for procedural purposes and are being jointly administered pursuant to an order of the Bankruptcy Court. A statutory unsecured creditors' committee has been appointed for the Debtors.

Subsequent to the Petition Date, the Debtors have continued in possession of their properties and are operating and managing their businesses as debtors-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. The Debtors have sought and obtained orders from the Bankruptcy Court intended to stabilize new business and minimize the disruption caused by the Chapter 11 proceedings, including orders: (i) authorizing the Debtors to pay certain prepetition liabilities, wages, and other employee obligations and (ii) approving the use of cash collateral.

On September 12, 1995, the Debtors reported to the Bankruptcy Court that they intended to transfer the Property to the Company. On February 9, 1996, Rockefeller Group, Inc. ("RGI") and the Debtors filed a Second Amended Joint Plan of Reorganization, as Modified, dated February 8, 1996 (the "Plan") calling for the transfer of the Property to the Company or an entity designated by the Company at a date that is not yet certain. Following the transfer, the Debtors will be released from all liabilities under the mortgage payable to the Company. It also is expected that all prepetition claims of RGI and its affiliates against the Debtors will be waived, but that virtually all other creditors' prepetition claims against the Debtors will be paid in full, with interest.

The Plan provides for an account to be established with $20 million contributed by or on behalf of the Company. The balance of funds required to satisfy the obligations will be paid by RGI. This account will pay for unpaid prepetition obligations and a limited number of postpetition obligations of the Debtors. Substantially all other postpetition obligations of the Debtors have been or will be paid from the postpetition cash flow of the Property or other sources not affiliated with the Debtors or RGI. The Plan is subject to confirmation by the Bankruptcy Court. Confirmation of the Plan is conditioned, among other things, on approval of the Merger Agreement by the Company's stockholders.

Liabilities subject to compromise (all or a portion of which may be disputed by the Debtors) at December 31, 1995 consisted of the following:

      Mortgage loan payable to the Company                      $1,290,902,000
      Amounts payable to RGI and affiliates                        496,398,000
      Real estate tax refunds payable to tenants,
        other than RGI affiliates                                   13,237,000
      Other items, primarily trade payables                         40,577,000
                                                                --------------
                                                                $1,841,114,000
                                                                ==============

The mortgage loan payable to the Company (the "Loan") includes interest accrued through the Petition Date and has been recorded net of direct costs including the unamortized original issue discount and the unamortized mortgage recording tax related to the Loan. Payables to RGI affiliates consist primarily of interest-free overdrafts in the cash management system, a loan payable to RGI, brokerage commissions payable to Rockefeller Center Management Corporation, and other expenses paid by RGI affiliates on behalf of the Debtors.

Liabilities subject to compromise under reorganization proceedings include the Debtors' present estimates of substantially all liabilities as of the Petition Date. Payment of these liabilities has been stayed while the Debtors continue to operate their business as debtors-in-possession. Pursuant to a court order, priority prepetition claims for wages, salaries, and benefits were paid. Additional bankruptcy claims and prepetition liabilities may arise by termination of contractual obligations, Bankruptcy Court determination of allowed claims, and as certain contingent and/or potentially disputed prepetition claims are settled for amounts which may differ from those shown in the combined balance sheet. The Court set September 13, 1995 as the last day for filing proofs of claim for prepetition claims. With certain exceptions, creditors have been barred from filing prepetition claims subsequent to that date. The Debtors have received claims with aggregate amounts substantially in excess of those recorded at the Petition Date. The Debtors are reconciling these claims to their records and do not expect that the resolution of these matters will result in liabilities materially in excess of those recorded at the Petition Date.

On October 30, 1995, the Bankruptcy Court approved an $80 million Debtor-In-Possession Revolving Credit Agreement (the "Facility") which may be used to fund tenant improvements, leasing commissions, required capital expenditures, and other permitted working capital needs of the Debtors. A total of $40 million of the Facility may be used in the form of letters of credit. The Facility is secured by a first mortgage on the Property which is senior to the existing mortgage held by the Company. The Facility matures on the earlier of December 31, 1996 or upon the substantial consummation of a plan of reorganization. The Debtors have the option of choosing either a prime rate or a LIBOR-based interest rate. As of December 31, 1995, no drawdowns against the Facility had been taken; however, a total of $1 million in letters of credit had been issued against the Facility. As of March 8, 1996, a total of $10 million in letters of credit had been issued against the Facility.

The financial statements of the Debtors, from which this information is derived, have been prepared on a going concern basis and reflect the combined historical cost basis of the Debtors in their assets and liabilities. The transfer of the Property to the Company is subject to the approval of the Bankruptcy Court. This transfer of the Property and the related release of the Loan and cancellation of the indebtedness to the Company and RGI and its affiliates, if consummated, will result in substantial non-cash gains to the Debtors. Further, upon consummation of these transactions, the Debtors will either cease their business activities or control of the Debtors will vest with parties other than RGI. These conditions raise substantial doubt as to the ability of the Debtors to continue as going concerns. The financial statements of the Debtors do not include any adjustments which would be required to reflect the transfer of the Property to the Company, the wind-down of the affairs of the Debtors, or any change in control which may occur with respect to the Debtors. In the event the transfer of the Property is not approved and the Property is foreclosed upon, other adjustments would be required. These adjustments could be material.

RESULTS OF OPERATIONS - THE PROPERTY
The operating results of the Property during the years ended December 31, 1995, 1994, and 1993 are presented in summary form in the table below:

                                                                          Years Ended December 31,
(In thousands)                                                   1995              1994              1993
                                                            --------------    ---------------   ---------------
Gross revenue:
      Fixed and percentage rents                                $176,813           $156,314          $148,960
      Operating and real estate tax escalation                    17,865             42,201            55,643
      Consideration revenues                                       1,395              3,443             3,227
      Sales and service revenues                                  17,772             18,893            18,767
                                                            ------------      -------------     -------------
                                                                 213,845            220,851           226,597
                                                            ------------      -------------     -------------
Operating Expenses:
      Real estate taxes                                           33,867             40,884            44,336
      Real estate tax refund                                      (7,535)                 -                 -
      Utilities                                                   16,931             16,386            16,553
      Maintenance and engineering                                 31,708             32,062            33,657
      Other operating expenses                                    39,059             39,839            40,639
      Depreciation and amortization                               28,391             25,761            21,821
      Management fee                                               3,911              2,636             2,579
      General and administrative                                   4,886              4,322             5,871
                                                            ------------      -------------     -------------
                                                                 151,218            161,890           165,456
                                                            ------------      -------------     -------------

Earnings before interest and reorganization items                 62,627             58,961            61,141

Interest expense, net                                             45,038            117,328           114,599
                                                            ------------      -------------     -------------

Earnings (loss) before reorganization items                       17,589            (58,367)          (53,458)

Reorganization items:
       Professional fees and expenses                              2,288                  -                 -
       Debtors-in-possession financing fees                          826                  -                 -
       Interest income                                              (639)                 -                 -
                                                            ------------      -------------     -------------
Total reorganization items                                         2,475                  -                 -
                                                            ------------      -------------     -------------


Net income (oss)                                                 $15,114          ($58,367)         ($53,458)
                                                             ===========     ==============    ==============


The gross revenue of the Property for the year ended December 31, 1995 decreased by $7 million or 3% when compared to the prior year. This decrease in gross revenue was a result of lower operating and real estate tax escalation revenue, lower consideration revenue, and decreased sales and service revenue. This decrease was offset partially by increased fixed rent related to new leases and lease renewals. The decrease in operating and real estate tax escalation revenue reflected the establishment of new escalation base years in connection with new leases and lease renewals. This decrease in operating and real estate tax escalation revenue sharing also was attributable in part to lower real estate tax costs recorded in the operating expense category. Consideration revenue consists principally of one-time payments negotiated by tenants for the right to cancel their leases prior to scheduled termination dates. Sales and service revenue decreased primarily as a result of increased vacancy.

The following table shows the occupancy rates for the Property at specified dates:

     March 31, 1994               -  95.6%          March 31, 1995              -  90.1%
     June 30, 1994                -  96.1%          June 30, 1995               -  88.3%
     October 1, 1994              -  90.4%          September 30, 1995          -  89.1%
     December 31, 1994            -  90.2%          December 31, 1995           -  86.3%

The year-end 1995 occupancy rate reflected a total of 850,000 square feet of vacant space. This level of vacancy resulted in large measure from the significant turnover of leases which expired on September 30, 1994 coupled with continuing softness in the Manhattan office market. In 1995, leasing activity at the Property was also adversely affected by the Debtors' filing of the Chapter 11 Cases. In addition, a total of 257,000 square feet will become available during 1996. Releasing the space will represent a significant challenge which may involve ongoing high levels of expenditures for tenant work and concessions.

During the year ended December 31, 1995, 181 leases covering approximately 646,000 square feet of office, retail, and storage space were concluded and took effect at net effective annual fixed rents averaging $33.63 per square foot. The net effective annual rental rates for office space, which accounted for approximately 565,000 square feet of the total area leased, averaged $31.64 per square foot. This amount compared to a net effective rental rate of $30.78 per square foot for office space leases signed during 1994. Net effective annual rental rates reflect the present value of base rental payments less the current and future expenditures for tenant improvements, concessions, and brokerage commissions. The gross rental rates for the office space leases that were concluded and took effect during the year ended December 31, 1995 averaged $36.48 per square foot (compared with $39.80 per square foot for office space leases signed during 1994). The actual rate at which each lease was executed depended upon its location within the Property, type of space leased, length of lease term, and other factors. Of the approximately 565,000 square feet of office space leased during the year ended December 31, 1995, approximately 242,000 square feet represented renewals of existing tenants at an average gross rental rate of $36.07 per square foot. The combined fixed rent and escalation payments prior to lease renewal for these renewing tenants had averaged $35.38 per square foot.

The National Broadcasting Company, Inc. ("NBC") currently leases approximately
1.3 million square feet of space in four Rockefeller Center buildings (the GE Building, the Studio Building, the GE West Building, and 10 Rockefeller Plaza). NBC will pay annual rent of approximately $27.7 million through September 1997, and its 1998 annual rent is projected to be $53.2 million. The primary lease agreements, covering most of the space, call for NBC to pay rent on a "net" basis starting on October 1, 1997; that is, without including amounts normally payable with regard to real estate taxes and certain operating expenses, which NBC would pay directly. Some space is currently being leased on a net basis. NBC's main lease will expire in the year 2022. NBC has options for two renewal periods after 2022 through 2042.

The following table shows selected lease expiration information for the Property as of January 1, 1996 and has been furnished to the Company by the Debtors. Lease turnover during the remaining term of the Loan could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal rents and rental income will be affected significantly by market conditions at the time and by the terms at which the Debtors can then lease space.


                                             Number of                               Percentage of
Year                                      leases expiring         Area (sq.ft.)      total rentable area
----                                      ---------------         -------------      -------------------
1996                                            103                    257,052                4.16%
1997                                             53                    113,324                1.83%
1998                                             71                    223,128                3.61%
1999                                             59                    158,545                2.56%
2000                                             59                    392,862                6.35%
2001                                             13                     35,956                0.58%
2002                                             22                    136,725                2.21%
2003                                             24                     93,617                1.51%
2004                                             70                    393,135                6.36%
2005                                             29                    296,636                4.80%
2006                                             23                    150,194                2.43%
2007                                             10                    101,770                1.65%
2008                                             10                    165,608                2.68%
2009                                             46                    481,408                7.78%
2010                                              7                     95,852                1.55%
2012                                              3                    256,725                4.15%
2013                                              2                     51,598                0.83%
2014                                              6                    300,068                4.85%
2015                                              1                     14,015                0.23%
2017                                              1                     43,575                0.71%
2019                                              1                      2,266                0.04%
2020                                              2                     94,595                1.53%
2022                                              4                  1,295,608               20.95%
Space under temporary occupancy                 N/A                     93,325                1.50%
Vacant space                                    N/A                    849,543               13.74%
Space occupied by the Debtors                   N/A                     87,323                1.41%
                                                ---                  ---------             --------
                                                619                  6,184,453               100.0%
                                                ===                  =========             ========

During the year ended December 31, 1995, the operating expenses of the Property decreased by $10.7 million or 7% from the prior year. This decrease was primarily the result of a real estate tax refund ($7.5 million) related to prior calendar years. In addition, the current year's real estate taxes, other operating expenses, and maintenance and engineering expenses decreased by $7 million, $.8 million, and $.4 million, respectively. These decreases were offset partially by higher depreciation and amortization (increase of $2.6 million), increased management fees ($1.3 million), higher general and administrative expense ($.6 million), and increased utility costs ($.5 million). The increase in management fees was due to the amendment of the management agreement effective October 1, 1995 which increased the annual management fee from approximately $2.7 million to approximately $2.8 million and added the following service fees: (i) a fee of $102,500 per month for human resource services; (ii) a fee of $63,833 per month until the Plan Consummation Date (as defined) for certain lease preparation and related services; and (iii) until termination by either party on not less than 30 days' notice given on or subsequent to the Plan Consummation Date, a fee of $222,084 per month for certain marketing, rental and corporate communication services. In addition, no fees are being paid for leasing commissions for rental services.

The reduction in real estate taxes resulted from a decrease in both the assessed valuation of the Property and New York City property tax rates. On June 29, 1995, the Bankruptcy Court approved a settlement between the Debtors and New York City that incorporated a reduction in the assessed valuation of the Property. The agreement, for the period from July 1, 1989 through June 30, 1995, resulted in a total New York City real estate tax refund accruing to the Property in the amount of $25.6 million, net of certiorari attorneys fees. Of the total refund, $15.4 million was credited to existing and former tenants (including $2.2 million payable to RGI affiliates) and $10.2 million was credited to income, including $2.7 million related to the current year's expense. Other operating expenses decreased as a result of reduced costs related to sales of services to tenants. The reduction in maintenance and engineering costs was attributable to decreased heating, ventilation, and air-conditioning maintenance expenditures.

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

As a result of the foregoing, earnings before interest and reorganization items for 1995 increased $3.7 million or 6%.

Interest expense accruals ceased on May 11, 1995 as a result of the Chapter 11 Cases and therefore, interest expense, net during the year ended December 31, 1995, decreased $72.3 million, or 62%. Interest expense on the Loan exceeded interest paid by the Debtors on the Loan due to interest expense until May 11, 1995 being recognized based on the average yield of the Notes through the Equity Conversion Date. The average yield combines the differing coupon rates of Base Interest with the amortization (using the effective interest method) of the original issue discount.

The gross revenue of the Property for the year ended December 31, 1994 decreased by $5.7 million or 2.5% when compared to the prior year. This reduction in gross revenue was primarily a result of lower operating and real estate tax escalation revenue. This decrease was offset partially by increases in fixed rent related to new leases and lease renewals, higher consideration revenue, and increased sales and service revenues. The decrease in operating and real estate tax escalation revenue reflects the establishment of new escalation base years in connection with new leases and lease renewals.

The operating expenses of the Property decreased by $3.6 million or 2.2% during the year ended December 31, 1994 when compared to the prior year. This decrease was a result of lower real estate taxes (reduction of $3.5 million), decreased maintenance and engineering expenses ($1.6 million), reduced general and administrative expense ($1.5 million), and lower other operating expenses ($.8 million). These increases were offset partially by increased charges for depreciation and amortization ($3.9 million).

CASH FLOW-THE PROPERTY
Because of the cessation of interest payments to the Company after May 11, 1995 as a result of the Chapter 11 Cases for the year ended December 31, 1995, the Property experienced an operating cash surplus before reorganization items of $30.4 million, after interest payments of $20.3 million to the Company. During the year ended December 31, 1994, the property experienced an operating cash deficit amounting to $41.7 million after interest payments of $105.5 million to the Company. This increase of $72.1 million in the operating cash flow surplus primarily reflected a decrease in interest paid to the Company ($85.1 million), lower levels of net working capital ($7.1 million), and increased earnings before interest ($3.7 million). These factors were offset partially by a net increase in lease incentives associated with the more than
2.6 million square feet of space leased during 1994 and 1995 with new and renewal tenants ($23.8 million). Lease incentives represent primarily the value of free rental periods granted to tenants upon initiation or renewal of lease commitments.

Since May 11, 1995, the Property paid bankruptcy related expenses which were reported separately as "reorganization items" relating to professional fees and expenses ($1.7 million) and debtors-in-possession financing fees ($.7 million) which was offset by interest income ($.6 million) earned in the postpetition period.

On September 6, 1994, the Company perfected its lien by recording the previously unrecorded portion of the mortgage at the Debtors' expense. The mortgage recording tax totaled $34.5 million. The funds were loaned to the Debtors by an affiliate of the Debtors and are included as amounts payable to RGI and affiliates in liabilities subject to compromise at December 31, 1995.

For the year ended December 31, 1993, the Property experienced an operating cash deficit of $17.7 million after interest payments of $103.5 million to the Company. The higher operating cash deficit for 1994 compared with 1993 reflected increases in lease incentives associated with new and renewal tenants ($10.6 million), higher levels of net working capital ($9.2 million), lower operating income before interest ($2.2 million), and increased interest paid to the Company ($2 million).

The Debtors also expended funds for capital improvements to the Property, tenant improvements, and leasing commissions as follows:

                                                                                Years ended December 31,
                                                          ----------------------------------------------------------------
(In thousands)                                                   1995               1994                    1993
                                                          -----------------    -------------------     -------------------
Tenant improvements                                            $41,100              $23,900                $  7,900
Capital improvements                                            11,000               14,400                  27,300
Leasing commissions (including legal fees)                       6,400               24,900                   8,500
Cash held in escrow for lease obligations                        3,300                    -                       -
                                                               -------              -------                 -------
                                                               $61,800              $63,200                 $43,700
                                                               =======              =======                 =======


The increase in tenant improvements and decrease in leasing commissions from 1994 to 1995 resulted in large measure from the significant turnover of leases which expired on September 30, 1994.

The Loan Agreement provides for the establishment of loans for the cumulative portion of capital improvements made by the Debtors in excess of amounts specified in the Loan Agreement. The cumulative amounts of excess capital improvements totaled $126.7 million, $126.7 million, and $123 million at December 31, 1995, 1994, and 1993, respectively. This amount is included as amounts payable to RGI and affiliates in liabilities subject to compromise at December 31, 1995. These excess capital improvement loans are deemed to be made to the Debtors by its partners and bear interest at 80% of the prime rate (as defined), compounded quarterly. Interest charges on excess capital improvement loans are added to the loan principal at the end of each year. At December 31, 1995, 1994, and 1993 the amount of excess capital improvement loans (including accrued interest) totaled $164.6 million, $160.7 million, and $149.7 million, respectively. As a result of the bankruptcy proceedings, interest has not been accrued since the Petition Date.

The results of operations of the Property as of December 31, 1995, 1994, and 1993 reflect non-cash interest charges of $3.9 million, $7.3 million, and $6.3 million, respectively, relating to interest on these excess capital improvement loans.
                                      F-45

The Debtors are committed to expend significant funds for tenant improvements and leasing commissions in connection with certain leases. In order to renew and/or re-lease the available space during 1996, significant expenditures also could be required. Additionally, the Debtors have committed and may be required to commit to rent abatements in connection with the renewal and/or re-leasing of space.

                           QUARTERLY STOCK INFORMATION

Price Range (Composite)

--------------------------- ------------------------- ------------------------- -------------------------- -----------------------
1995                             1Q                        2Q                        3Q                         4Q
--------------------------- ------------------------- ------------------------- -------------------------- -----------------------
High                            $6 7/8                    $6 5/8                     $8 1/8                    $8 3/8
Low                             $5                        $4 1/8                     $4 5/8                    $7 1/8

--------------------------- ------------------------- ------------------------- -------------------------- -----------------------
1994                             1Q                        2Q                        3Q                         4Q
--------------------------- ------------------------- ------------------------- -------------------------- -----------------------
High                            $8 3/8                    $5 7/8                     $6                        $5 3/4
Low                             $5 1/2                    $5 1/8                     $5 1/8                    $3 3/4

Report of Independent Auditors

The Partners of
Rockefeller Center Properties and RCP Associates

We have audited the accompanying combined balance sheets of Rockefeller Center Properties and RCP Associates (Debtors-in-Possession) (collectively, the Partnerships) as of December 31, 1995 and 1994, and the related combined statements of operations and partners' capital deficiency and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Rockefeller Center Properties and RCP Associates at December 31, 1995 and 1994, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying combined financial statements have been prepared on a going concern basis and accordingly, reflect the Partnerships' combined historical costs basis in the assets and liabilities presented therein. As more fully described in Note 1 to the combined financial statements, on May 11, 1995 the Partnerships filed petitions for reorganization under Chapter 11 of the Bankruptcy Code. In early February, 1996, the Partnerships and Rockefeller Group, Inc. ("RGI" - currently the ultimate owner of the Partnerships) filed a Second Amended Joint Plan of Reorganization (the "Plan") before the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Among other things, the Plan calls for an orderly transfer of the Property (which constitutes substantially all of the combined assets of the Partnerships) to RCPI in exchange for the release of the Partnerships from any continuing obligation under the Loan to RCPI. The transfer of the Property to RCPI is subject to approval by the Bankruptcy Court. The transfer of the Property, and the release of the Partnerships from any continuing obligation under the Loan, combined with any cancellation of the Partnerships' indebtedness to RGI and its affiliates, if consummated, will result in substantial non-cash gains to the Partnerships. Further, upon consummation of these transactions, the Partnerships will either cease their business activities or control of the Partnerships will vest with parties other than RGI. These conditions raise substantial doubt as to the ability of the Partnerships to continue as going concerns. The accompanying financial statements do not reflect the adjustments which would be required to reflect the transfer of the Property to RCPI, the release or cancellation of indebtedness, the wind-down of the affairs of the Partnerships, or any changes in control which may occur with respect to the Partnerships. In the event that the transfer of the Property is not approved and, the Property is foreclosed upon, other adjustments would be required. All such adjustments could be material.

/s/ Ernst & Young LLP
New York, New York
February 7, 1996

                            ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES
                                          DEBTORS-IN-POSSESSION

                                         COMBINED BALANCE SHEET
                                      AT DECEMBER 31, 1995 AND 1994
                                             (In thousands)

ASSETS                                                                     1995               1994
------                                                                     ----               ----
Current assets:
    Cash and cash equivalents                                           $   26,171         $        3
    Cash held in escrow for lease obligations                                3,299                  -
    Accounts receivable, less allowance for
       doubtful accounts of $2,607 and $2,833                                9,307              4,027
    Due from RGI affiliates                                                  2,205              1,286
    Real estate tax refund receivable                                        9,735                  -
    Other current assets                                                     1,132                856
                                                                        ----------         ----------
                                                                            51,849              6,172
Fixed assets, at cost:
    Land                                                                   402,419            402,419
    Buildings                                                              510,716            499,226
    Furniture, fixtures and equipment                                       26,813             26,422
                                                                        ----------         ----------
                                                                           939,948            928,067
       Less accumulated depreciation                                      (229,021)          (214,035)
                                                                        ----------         ----------
                                                                           710,927            714,032
Deferred renting expenses, less accumulated
 amortization of $30,978 and $20,659                                       148,879             93,735
Lease incentives                                                            72,500             31,327
Deferred financing expenses, less accumulated
 amortization of $1,285 in 1994                                                  -             30,094
Other assets                                                                 2,892              2,960
                                                                        ----------         ----------

          Total assets                                                  $  987,047         $  878,320
                                                                        ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL
 DEFICIENCY

Current liabilities not subject to compromise:
   Accounts payable and accrued expenses                                   $11,822            $26,848
   Due to RGI affiliates                                                     2,238            273,778
Mortgage payable, net of unamortized
   issue discount of $36,101 in 1994                                             -          1,263,899
Loans payable to RGI                                                             -            160,715
Non-current mortgage interest payable                                            -             36,321
Liabilities subject to compromise                                        1,841,114                  -
Partners' capital deficiency                                              (868,127)          (883,241)
                                                                        ----------         ----------

     Total liabilities and partners' capital deficiency                 $  987,047         $  878,320
                                                                        ==========         ==========

                                         See accompanying notes.

                        ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES
                                      DEBTORS-IN-POSSESSION

                              COMBINED STATEMENTS OF OPERATIONS AND
                                   PARTNERS' CAPITAL DEFICIENCY
                          YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                          (In thousands)

                                                              1995                 1994                  1993
                                                              ----                 ----                  ----
Rental revenue:
  Fixed and percentage rents                                 $178,208             $159,757             $152,187
  Operating and real estate tax escalations                    17,865               42,201               55,643
                                                             --------             --------             --------
          Total rental revenue                                196,073              201,958              207,830
Sales of services                                              17,772               18,893               18,767
                                                             --------             --------             --------
          Gross revenues                                      213,845              220,851              226,597
                                                             --------             --------             --------

Real estate taxes                                              33,867               40,884               44,336
Real estate tax refund                                         (7,535)
Maintenance and engineering                                    31,708               32,062               33,657
Other operating expenses                                       26,260               26,025               26,026
Utilities                                                      16,931               16,386               16,553
Cost of service sales                                          12,033               13,060               13,919
Depreciation and amortization                                  28,391               25,761               21,821
General and administrative expenses                             4,886                4,322                5,871
Management fees                                                 3,911                2,636                2,579
Ground rent                                                       766                  754                  694
                                                             --------             --------             --------
          Cost of revenues                                    151,218              161,890              165,456
                                                             --------             --------             --------
Earnings before interest and reorganization items              62,627               58,961               61,141

Interest expense, net                                          45,038              117,328              114,599
                                                             --------             --------             --------

Earnings (loss) before reorganization items                    17,589              (58,367)             (53,458)

Reorganization items:
  Professional fees and expenses                                2,288                    -                    -
  Debtors-in-possession financing fees                            826                    -                    -
  Interest income                                                (639)                   -                    -
                                                             --------             --------             --------
          Total reorganization items                            2,475                    -                    -
                                                             --------             --------             --------

          Net income (loss)                                  $ 15,114            ($ 58,367)           ($ 53,458)

Partners' capital deficiency, beginning of period            (883,241)            (824,874)            (771,416)
                                                             --------             --------             --------

Partners' capital deficiency, end of period                 ($868,127)           ($883,241)           ($824,874)
                                                             ========             ========             ========

                                                See accompanying notes.

                        ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES
                                      DEBTORS-IN-POSSESSION

                                COMBINED STATEMENT OF CASH FLOWS
                           YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                          (In thousands)

                                                                                         1995           1994           1993
                                                                                         ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings (loss) before reorganization items                                           $17,589     ($ 58,367)     ($ 53,458)
  Adjustments to reconcile net income to
   net cash used in operating activities:
     Depreciation and amortization                                                       28,391        25,761         21,821
     Accrued interest expense                                                            21,475         6,016          6,893
     Real estate tax refund payable to tenants                                           13,237             -              -
     Amortization of original issue discount and
       deferred financing expenses                                                        3,247         5,827          4,176
     Real estate tax refund receivable                                                   (9,735)            -              -
     Increase in lease incentives, net                                                  (41,173)      (17,378)        (6,826)
     Changes in certain assets and liabilities                                           (2,608)       (3,531)         9,671
                                                                                        -------      --------       --------
         NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES BEFORE REORGANIZATION ITEMS                                       30,423       (41,672)       (17,723)

  OPERATING CASH FLOWS FROM REORGANIZATION ITEMS
     Professional fees and expenses paid                                                 (1,678)            -              -
     Debtors-in-possession financing fees                                                  (733)            -              -
     Interest income                                                                        639             -              -
                                                                                          -----             -              -
         NET CASH USED IN REORGANIZATION ITEMS                                           (1,772)            -              -
                                                                                        -------      --------       --------
         NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES                                                                   28,651       (41,672)       (17,723)
                                                                                        -------      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deferred renting expenses paid                                                        (47,491)      (48,737)       (16,358)
  Capital expenditures                                                                  (10,971)      (14,423)       (27,317)
  Increase in cash held in escrow for tenant lease obligations                           (3,299)            -              -
                                                                                        -------      --------       --------
        NET CASH USED IN INVESTING ACTIVITIES                                           (61,761)      (63,160)       (43,675)
                                                                                        -------      --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received from RGI affiliates                                                      59,278       135,601         45,938
  Loans from RGI                                                                              -         3,747         15,457
  Deferred financing expenses paid                                                            -       (34,517)             -
                                                                                        -------      --------       --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                        59,278       104,831         61,395
                                                                                         ------       -------         ------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                            26,168            (1)            (3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                3             4              7
                                                                                        -------      --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $26,171      $      3       $      4
                                                                                        =======      ========       ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                               $20,339      $105,495       $103,545
                                                                                        =======      ========       ========

                                                   See accompanying notes.

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                             DEBTORS-IN-POSSESSION

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

1.  PROCEEDINGS UNDER CHAPTER 11, PLAN OF REORGANIZATION

       The accompanying financial statements include the combined accounts of two partnerships, Rockefeller Center Properties ("RCP") and its affiliate, RCP Associates, (collectively, the "Partnerships"), in which Rockefeller Group, Inc. ("RGI") and one of its subsidiaries, Radio City Music Hall Productions, Inc. ("RCMHPI"), are the sole partners (the "Partners"). The Partnerships together own the real property interests constituting most of the land and buildings in the landmarked portion of Rockefeller Center (the "Property"). Transactions between the Partnerships have been eliminated in the accompanying combined financial statements.

       On May 11, 1995 (the "Petition Date"), the Partnerships filed voluntary petitions for reorganization under Chapter 11 (the "Chapter 11 Cases"), title 11 of the United States Code, as amended (the "Bankruptcy Code") in the United States Bankruptcy Court of the Southern District of New York (the "Bankruptcy Court"). The Chapter 11 Cases have been assigned case numbers 95 B 42089 and 95 B 42088 (PBA) respectively. The separate Chapter 11 Cases of the Partnerships have been consolidated for procedural purposes and are being jointly administered pursuant to an order of the Bankruptcy Court. A statutory unsecured creditors' committee has been appointed for RCP.

       Subsequent to the Petition Date, the Partnerships have continued in possession of their properties and are operating and managing their businesses as debtors-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. The Partnerships have sought and obtained orders from the Bankruptcy Court intended to stabilize new business and minimize the disruption caused by the Chapter 11 proceedings, including orders: (i) authorizing the Partnerships to pay certain prepetition liabilities, wages, and other employee obligations and (ii) approving the use of cash collateral.

       On September 12, 1995, the Partnerships reported to the Bankruptcy Court that they intended to transfer the Property to the mortgage holder, Rockefeller Center Properties, Inc. ("RCPI"). On February 9, 1996, RGI and the Partnerships filed a Second Amended Joint Plan of Reorganization, as Modified, dated February 8, 1996 (the "Plan") calling for the transfer of the Property to RCPI or an entity designated by RCPI at a date that is not yet certain. Following the transfer, the Partnerships will be released from all liabilities under the mortgage payable to RCPI. It also is expected that all prepetition claims of RGI and its affiliates against the Partnerships will be waived, but that virtually all other creditors' prepetition claims against the Partnerships will be paid in full, with interest.

       The Plan provides for an account to be established with $20 million contributed by or on behalf of RCPI. The balance of funds required to satisfy the obligations will be paid by RGI. This account will pay for prepetition obligations which are to be satisfied and a limited number of postpetition obligations of the Partnerships. Substantially all other postpetition obligations of the Partnerships have been or will be paid

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                             DEBTORS-IN-POSSESSION

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

       from the postpetition cash flow of the Property or other sources not affiliated with the Partnerships or RGI. The Plan is subject to confirmation by the Bankruptcy Court. Confirmation of the Plan is conditioned, among other things, on approval by RCPI's shareholders of RCPI's plan of recapitalization and merger.

       Liabilities subject to compromise (all or a portion of which may be disputed by the Partnerships) at December 31, 1995 consisted of the following:

         Mortgage payable to RCPI (Note 4)                 $1,290,902,000
         Amounts payable to RGI and affiliates (Note 6)       496,398,000
         Realestate tax refunds payable to tenants,
           other than RGI affiliates                           13,237,000
         Other items, primarily trade payables                 40,577,000
                                                           --------------
                                                           $1,841,114,000
                                                           ==============

       The mortgage payable to RCPI (the "Loan") includes interest accrued through the Petition Date and has been recorded net of direct costs including the unamortized original issue discount and the unamortized mortgage recording tax related to the Loan. Payables to RGI affiliates consist primarily of interest-free overdrafts in the cash management system, a loan payable to RGI, brokerage commissions payable to Rockefeller Center Management Corporation, and other expenses paid by RGI affiliates on behalf of the Partnerships.

       Liabilities subject to compromise under reorganization proceedings include the Partnerships' present estimates of substantially all liabilities as of the Petition Date. Payment of these liabilities has been stayed while the Partnerships continue to operate their business as debtors-in-possession. Pursuant to a court order, priority prepetition claims for wages, salaries, and benefits were paid. Additional bankruptcy claims and prepetition liabilities may arise by termination of contractual obligations, Bankruptcy Court determination of allowed claims, and as certain contingent and/or potentially disputed prepetition claims are settled for amounts which may differ from those shown in the combined balance sheet. The Court set September 13, 1995 as the last day for filing proofs of claim for prepetition claims. With certain exceptions, creditors have been barred from filing prepetition claims subsequent to that date. The Partnerships have received claims with aggregate amounts substantially in excess of those recorded at the Petition Date. The Partnerships are reconciling these claims to their records and do not expect that the resolution of these matters will result in liabilities materially in excess of those recorded at the Petition Date.

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                             DEBTORS-IN-POSSESSION

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


       The financial statements have been prepared on a going concern basis and reflect the combined historical cost basis of the Partnerships in their assets and liabilities. The transfer of the Property to RCPI is subject to the approval of the Bankruptcy Court. This transfer of the property and the related release of the Loan and cancellation of the indebtedness to RCPI and RGI and its affiliates, if consummated, will result in substantial non-cash gains to the Partnerships. Further, upon consummation of these transactions, the Partnerships will either cease their business activities or control of the Partnerships will vest with parties other than RGI. These conditions raise substantial doubt as to the ability of the Partnerships to continue as going concerns. The financial statements do not include any adjustments which would be required to reflect the transfer of the Property to RCPI, the wind-down of the affairs of the Partnerships, or any change in control which may occur with respect to the Partnerships. In the event the transfer of the Property is not approved and the Property is foreclosed upon, other adjustments would be required. These adjustments could be material.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Financial Reporting by Entities in Reorganization Under the Bankruptcy Code - For financial reporting purposes, the Partnerships have applied the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In accordance with SOP 90-7, those liabilities and obligations whose disposition is dependent upon the outcome of the Chapter 11 Cases have been segregated and classified as "Liabilities Subject to Compromise" in the combined balance sheet at December 31, 1995. In addition, as of the Petition Date, the accrual of interest expense ceased and bankruptcy related expenses were reported separately as "reorganization items" in the accompanying combined statements of operations and partners' capital deficiency. Bankruptcy related expenses include professional fees and debtor-in-possession financing fees, net of interest income earned in the postpetition period.

       Cash and Cash Equivalents - Cash and cash equivalents include cash in banks and highly liquid short-term investments that are readily convertible to cash.

       Fixed assets - Fixed assets are recorded at cost and include all major capital improvements. Ordinary maintenance, minor repairs, and items costing less than $1,000 each are expensed as incurred.

       Depreciation - Buildings and improvements are depreciated using the straight-line method over their useful lives, which range from 15 to 50 years. Other capital expenditures are depreciated using the straight-line method over their estimated useful lives, which range from 3 to 15 years.

       Deferred renting expenses - Expenditures associated with obtaining new tenants and preparing the premises for occupancy are categorized as deferred renting expenses. These costs are amortized on a straight-line basis over the related lease terms.

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                             DEBTORS-IN-POSSESSION

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


       Deferred financing expenses - Mortgage recording taxes paid, net of a mortgage recording tax credit, have been recorded as deferred financing expenses. Until the Petition Date these costs were being amortized over the initial term of the Loan using the interest method. As of the Petition Date, the unamortized amount was set off against the Loan in liabilities subject to compromise, and amortization ceased.

       Lease incentives - Lease incentives represent primarily the value of free rental periods granted to tenants upon initiation or renewal of lease commitments. Once rental payments begin, the lease incentives are amortized over the remainder of the lease term.

       Cash held in escrow for lease obligations - Cash held in escrow represents legally segregated funds to be used for specific lease obligations of the Partnerships.

       Sales of services - In addition to the rental of real property, RCP provides maintenance and utility services to tenants.

       Interest expense - Until the Petition Date, interest expense on the Loan had been recognized based on the average yield of the mortgage notes through December 31, 2000 (the Equity Conversion Date). The average yield combines the differing coupon rates of interest (Base Interest) with the amortization (using the interest method) of the original issue discount. Interest expense accruals ceased on the Petition Date as a result of the bankruptcy proceedings.

       Interest income - Interest income represents earnings from short-term time deposits.

       Income taxes - The net income or loss of the Partnerships is included in determining the net income of their partners which have the responsibility to pay any related income taxes.

       Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

3.      Debtor-In-Possession Revolving Credit Agreement

       On October 30, 1995, the Bankruptcy Court approved an $80 million Debtor-In-Possession Revolving Credit Agreement (the "Facility") which may be used to fund tenant improvements, leasing commissions, required capital expenditures, and other permitted working capital needs of the Partnerships. A total of $40 million of the Facility may be used in the form of letters of credit. The Facility is secured by a first mortgage on the Property which is senior to the existing mortgage held by RCPI. The Facility matures on

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                             DEBTORS-IN-POSSESSION

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

       the earlier of December 31, 1996 or upon the substantial consummation of a plan of reorganization. The Partnerships have the option of choosing either a prime rate or a LIBOR-based interest rate. As of December 31, 1995, no drawdowns against the Facility had been taken; however, a total of $1 million in letters of credit had been issued against the Facility.

4.      RCPI Mortgage Loan

       Rockefeller Center Properties, Inc., a real estate investment trust, used the net proceeds of its initial public offerings to make a $1.3 billion participating mortgage loan (the "Loan") to the Partnerships. The net proceeds of the offerings, which totaled $1,233,752,000, were loaned to the Partnerships on September 19, 1985, thus creating original issue discount of approximately $66,248,000 with respect to the Loan.

       As of the Petition Date, interest payments were discontinued. The Loan, net of the unamortized original issue discount, has been reclassified within liabilities subject to compromise on the balance sheet, and interest expense accruals have ceased. If interest accruals had continued, an additional $72.1 million of Loan interest would have been recorded.

       The Loan is secured by recorded fee and leasehold mortgages in the aggregate amount of $1.3 billion. A total of $1,255.2 million of the mortgages was not recorded until September 1994, at which time mortgage recording taxes totaling $34.5 million were paid at the Partnerships' expense. The Loan is further secured by a recorded Assignment of Rents pursuant to which the Partnerships have assigned to RCPI, as security for repayment of the Loan, the Partnerships' rights to collect certain rents with respect to the Property.

       The Loan Agreement required the Partnerships to maintain a standby, irrevocable letter of credit or to deposit with a trustee either cash or specified types of collateral with an equivalent fair market value. During June 1995, RCPI drew on the letters of credit and received full payment of $50 million. The $50 million, which was ultimately paid by RGI, has not been reflected in the accounts of the Partnerships.

       The Loan provides for specified quarterly Base Interest payments during its remaining term with annualized coupon rates increasing from 7.97% in 1993 to 8.43% in 2000. The combination of the varying rates of Base Interest with the amortization of the original issue discount resulted in an effective annual interest rate approximating 8.51% over the term of the Loan.

       Certain leases grant tenants the right to reduce or offset rent payable if the Partnerships breach certain obligations under the leases, including the funding of tenant improvements and other items. An amendment to the Loan agreement dated February 22, 1994 required the Partnerships to provide additional collateral security in connection with these leases. The minimum security amount, which at

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                             DEBTORS-IN-POSSESSION

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

       any time is equal to 50% of the excess of the tenants' right to offset rent over $37.5 million, is required to be placed in an escrow account. At December 31, 1995, these obligations totaled $14.8 million which did not require the Partnerships to provide additional collateral security. At December 31, 1994, tenant improvement obligations aggregated $39.3 million, which necessitated an escrow amount of $900,000.

       As a result of the significant uncertainties caused by the bankruptcy proceedings, it is not practicable at this time for the Partnerships to estimate the fair value of the Loan.

5.      NBC Transaction

       National Broadcasting Company, Inc. ("NBC") leases approximately 1.3 million square feet of space in four Rockefeller Center buildings (the GE Building, the Studio Building, the GE West Building, and 10 Rockefeller Plaza).

       Under agreements signed in 1988, the primary NBC lease, which is for premises leased in the three buildings known as 30 Rockefeller Plaza, has been extended to the year 2022. Through 1997, NBC will continue to pay rent on the basis of its prior lease. The agreements, however, provide that, prior to 1997, NBC will have the right to directly pay a portion of the operating expenses and real estate taxes on its leased space and reduce its lease payments accordingly.

       From 1997 to 2022, NBC will pay rent at fixed rates varying according to the types of space involved (such as office or studio) and location within the three buildings. This rent, which will increase by 15% in each of 2007 and 2017, has been determined on a "net" basis, that is, without including amounts normally payable with regard to real estate taxes and certain operating expenses. Further, NBC has options for one 10-year renewal period and one 9-year and five month renewal period, at net rents determined according to the then fair market rental value.

       The transaction was structured to accommodate arrangements between New York City and NBC for certain financial assistance in connection with the project. The three affected buildings were subjected to a condominium regime, and the NBC-occupied areas were conveyed to the City's Industrial Development Agency ("IDA") for nominal consideration. These areas were then leased back to the Partnerships at nominal rents, with NBC becoming a subtenant of the Partnerships. Upon the expiration of the period of City benefits, ownership will revert to the owner of the Property. IDA ownership is a technical structure required to effectuate the transaction and will have no economic effect upon the ownership of the Property.

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                             DEBTORS-IN-POSSESSION

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

6.      Related Party Transactions

       RGI and affiliates occupy approximately 2% of the total rentable space within the Property. The terms of the leases with RGI provide for an annual base rent of approximately $5,257,000.

       The Property includes Radio City Music Hall and the land on which it is situated. Radio City Music Hall is operated by an RGI affiliate which pays rent consisting primarily of responsibility for all costs (including real estate taxes) related to the operation of the facility.

       The Property includes a six-story parking garage. The garage is leased to Rockefeller Center Management Corporation ("RCMC") for an annual base rent of approximately $2,300,000.

       Rental revenue in the accompanying combined statements of operations and partners' capital deficiency included $9,100,000, $8,223,000, and $7,778,000 earned during 1995, 1994, and 1993, respectively, under the terms of these leases including their proportionate share of increases in certain costs and expenses of the Property.

       Under the terms of a management agreement, RCMC provides management and administrative services for the Property. During 1995, 1994, and 1993, RCMC charged the Partnerships $3,911,000, $2,636,000, and $2,579,000,
       respectively, in management fees under the terms of this agreement.

       For all leases executed before October 1, 1995, this management agreement also allowed RCMC to receive commissions with respect to leases negotiated within the Property, including overrides when another broker is the procuring broker. During 1995, 1994, and 1993, RCMC earned $4,924,000, $22,389,000, and $2,888,000, respectively, in leasing commissions from the Partnerships. Cushman & Wakefield, Inc., an RGI subsidiary, was paid $1,102,000, $1,673,000, and $571,000 in leasing commissions by the Partnerships during 1995, 1994, and 1993, respectively.

       Under the terms of a franchise agreement with RCMC (as agent for the Partnerships), Rockefeller Group Telecommunications Services, Inc., a subsidiary of RGI, is permitted to provide shared telecommunication services to tenants within the Property. No fees are paid to the Partnerships for the right to provide these services. The Partnerships have committed to pay for certain of the capital additions associated with telecommunication services up to an aggregate of $13,000,000. During 1995, 1994, and 1993, the cost of capital additions borne by the Partnerships approximated $947,000, $1,153,000, and $658,000, respectively. Total expenditures through December 31, 1995 approximated $10,535,000.

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                             DEBTORS-IN-POSSESSION

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

       As a result of the bankruptcy proceedings, any or all of these related party agreements described above may be subject to renegotiation or cancellation.

       Prior to the Petition Date, the Partnerships participated in a cash management system under which their funds, together with the funds of other related companies, were managed by a subsidiary of RGI. At December 31, 1994, and 1993, the balances due to RGI affiliates include $269,475,000, and $125,388,000, respectively, representing interest-free overdrafts in the cash management system. This system was suspended as of April 18, 1995; however, residual balances due to RGI at December 31, 1995 aggregated $313,695,000.

       Salaried employees of the Partnerships participate in the defined benefit pension plan maintained by RGI. Accordingly, the Partnerships were charged their proportionate share of RGI's pension cost which aggregated $667,000, $574,000 and $489,000 in 1995, 1994, and 1993,
       respectively. The hourly employees of the Partnerships are covered by defined contribution plans. The contribution to the multi-employer sponsored plans in 1995, 1994, and 1993 aggregated $1,416,000, $1,332,000, and $1,370,000, respectively.

       The Partnerships provide certain health care and life insurance benefits for current and retired salaried employees through plans maintained by RGI. Accordingly, the Partnerships were charged their proportionate share of RGI's health care and life insurance costs which aggregated $1,219,000, $1,150,000, and $1,725,000 in 1995, 1994, and 1993,
       respectively.

       The Loan with RCPI (see Note 4) provides that, if the cumulative cost of capital improvements made by the Partnerships is in excess of specified amounts contained in the agreement for any calendar year, the excess amount is deemed a renewable one-year loan from RGI to the Partnerships for the next calendar year. The cumulative amount of excess capital improvements totaled $126,681,000, $126,681,000, and $122,934,000 at
       December 31, 1995, 1994, and 1993, respectively. As of the December 31, 1995, the loans payable to RGI have been classified as liabilities subject to compromise on the balance sheet, and the accrual of interest ceased as of the Petition Date. If interest accruals had continued, $7.3 million of additional interest would have been recorded.

       These excess capital improvement loans had accrued interest at 80% of the prime rate, compounded quarterly. Loans for the cumulative excess capital improvements existing at the end of the preceding year did not begin to earn interest until the beginning of the following year. Unpaid interest was added to the principal balance and also earned interest at 80% of the prime rate, compounded quarterly. The cumulative amount of unpaid interest totaled $37,980,000, $34,034,000, and $26,720,000 at
       December 31, 1995, 1994, and 1993, respectively.

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                             DEBTORS-IN-POSSESSION

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

       As of December 31, 1995, the following related party payables and accrued expenses were classified as liabilities subject to compromise:

                  Cash management system                    $313,695,000
                  Loan payable to RGI, including
                    accrued interest                         164,661,000
                  Commissions payable                         11,436,000
                  Other                                        6,606,000
                                                           -------------
                                                            $496,398,000
                                                           =============

       If the Plan (Note 1) is approved, it is expected that RGI's claim to these amounts would be waived.

7.     Commitments and Contingencies

       As of December 31, 1995, the Partnerships had a total of $36.6 million of outstanding commitments to tenants for improvements to leased premises. Of this amount, a total of $19.7 million had been accrued as a prepetition liability and was classified on the balance sheet within liabilities subject to compromise. It is expected that the remaining improvements ($16.9 million) will be completed during 1996. Additional commitments are expected to arise as new leases are signed.

       As required by the Loan Agreement, the Partnerships are committed to make certain capital improvements totaling $197.6 million prior to December 31, 2000. Qualifying capital expenditures through December 31, 1995 approximated $223.2 million, of which $170.4 million satisfy the $197.6 million requirement.

8.     Tenant Leasing Arrangements

       The Partnerships lease to tenants office, retail, and storage space in the Property through non-cancelable operating leases expiring principally over the next 28 years. The leases require fixed minimum monthly payments over their terms and generally provide for adjustments to rent for the tenants' proportionate share of changes in certain costs and expenses of the Property. Certain leases also provide for additional rent which is based upon a percentage of sales of the lessee.

                ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES

                             DEBTORS-IN-POSSESSION

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

       The following is a schedule of minimum future rentals on non-cancelable operating leases as of December 31, 1995:

               Year ending December 31,
               ------------------------
                   1996                                   $  167,374,000
                   1997                                      165,585,000
                   1998                                      174,484,000
                   1999                                      168,975,000
                   2000                                      160,251,000
                   Later years                             1,722,891,000
                                                          --------------
                       Total minimum future rentals       $2,559,560,000
                                                          ==============


       As a result of lease incentives, the actual lease payments may vary significantly from the amounts presented above.

9.     Cash Flows From Changes in Certain Assets and Liabilities

       The cash flows from changes in certain assets and liabilities of the Partnerships as of December 31, 1995, 1994, and 1993 are as follows:

                                                              1995              1994               1993
                                                              ----              ----               ----
        (Increase) decrease in accounts
             receivable                                  ($5,280,000)       $  316,000         $  856,000
        (Increase) decrease in other current
            and non-current assets                          (208,000)         (509,000)           669,000
        Increase (decrease) in accounts
            payable and accrued expenses                   2,880,000        (3,338,000)         8,146,000
                                                          ----------        ----------         ----------
                                                         ($2,608,000)      ($3,531,000)        $9,671,000
                                                          ==========        ==========         ==========