Form 10-K405/A
period 1995-12-31
ROCKEFELLER CENTER PROPERTIES INC
filed 1996-04-29
CIK 773652

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                     ------------------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                     ------------------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995      COMMISSION FILE NUMBER 1-8971

                      ROCKEFELLER CENTER PROPERTIES, INC.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                                12-3280472
       (State of other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

         1270 AVENUE OF THE AMERICAS
               NEW YORK, N.Y.                                10020
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (212) 698-1440

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         Name of Each Exchange
Title of Each Class                                       on Which Registered
- -------------------                                      ---------------------
Common Stock, $.01 par value, all of one class          New York Stock Exchange
(38,260,704 shares outstanding as of March 14, 1996)*

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Capitalized terms used herein but not otherwise defined herein shall have the respective meanings ascribed thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

- ------------------------------------
* The aggregate market value of Registrant's voting stock held by non-affiliates as of March 14, 1996, based on the closing price on the New York Stock Exchange composite tape on that date, was approximately $301,303,000.

                      ROCKEFELLER CENTER PROPERTIES, INC.

Rockefeller Center Properties, Inc. (the "Company") hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as set forth below.

Item                                                                      Page
- ----                                                                      ----
Item 10.  Directors and Executive Officers                                  1
Item 11.  Executive Compensation                                            3
Item 12.  Security Ownership of Certain Beneficial Owners and Management    8
Item 13.  Certain Relationships and Related Transactions                   11
Item 14.  Exhibits                                                         12

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                             ROCKEFELLER CENTER PROPERTIES, INC.




Date:  April 29, 1996           By:  /s/ Richard M. Scarlata
                                     -----------------------
                                     Richard M. Scarlata
                                     President and Chief Executive Officer
                                     (Principal Financial Officer and Principal
                                       Accounting Officer)

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's directors and executive officers and their positions with the Company are set forth below. None of the executive officers or directors of the Company is related by blood, marriage or adoption to any other executive officer or director of the Company.

         Name                                     Title
         ----                                     -----
Richard M. Scarlata                   President and Chief Executive Officer
Stevan A. Sandberg                    Executive Vice President
Stephanie Leggett Young               Vice President and Secretary
Janet P. King                         Vice President and Treasurer
Peter D. Linneman                     Chairman of the Board and Director
Benjamin D. Holloway                  Director
William F. Murdoch, Jr.               Director
Peter G. Peterson                     Director


                  RICHARD M. SCARLATA, age 53, has been President and Chief Executive Officer of the Company since October 1, 1994. He was previously Senior Vice President-Finance and Administration of the Company from June 1992 through September 1994 and Treasurer from June 1993 to May 1994, and was a Vice President of the Company from March 1990 through June 1992 and Treasurer from March 1991 through June 1992. Mr. Scarlata was Director-Financial Services Group of Cushman & Wakefield, Inc. and Managing Director of Cushman & Wakefield Realty Advisors, Inc. ("C&W Realty") from 1985 to June 1993.

                  STEVAN A. SANDBERG, age 43 has been Executive Vice President of the Company since October 16, 1995. He was previously General Counsel and Secretary of Cushman & Wakefield, Inc. from September 1987 through October 1995.

                  STEPHANIE LEGGETT YOUNG, age 37, has been a Vice President of the Company since December 6, 1994 and Secretary of the Company since June 1993. She previously was Assistant Vice President of the Company from March 1990 through December 1994. Ms. Young was associated with C&W Realty from 1985 to June 1993, where she directed investor relations for the Company.

                  JANET P. KING, age 33, has been a Vice President of the Company since March 16, 1995 and Treasurer since May 24, 1994. She previously was Director of Finance from September 1993 through May 1994. From April 1993 to August 1993, she was Eastern Regional Controller of GFS/Northstar, which has residential and commercial real estate interests in various states. From January 1989 to March 1993, she was associated with Trammell Crow Residential Services as Assistant Controller and Accounting Manager.

                  PETER D. LINNEMAN, age 45, has been Chairman of the Board of Directors of the Company since December 29, 1994 and a Director of the Company since April 26, 1993. Dr. Linneman has been associated with The Wharton School of the University of Pennsylvania since 1979, where he is currently the Albert Sussman Professor of Real Estate, Finance and Public Policy. He also serves as the Director of The Wharton Real Estate Center and Chairman of the Real Estate Unit. Dr. Linneman is a Director of Gables Residential Property Trust, Kranzco Realty Trust and Universal Health Realty Income Trust. He is a member of the Audit Committee.

                  BENJAMIN D. HOLLOWAY, age 71, has been a Director of the Company since the incorporation of the Company on July 17, 1985. Mr. Holloway is currently a financial consultant with Carnival Hotels and Resorts, Miami, Florida. From September 1988 to March 1990, he was Vice Chairman of The Equitable Life Assurance Society of the United States ("The Equitable"). From June 1987 to 1988, he was President and Chief Executive Officer of Equitable Investment Corporation, the holding company for the investment subsidiaries of The Equitable. From 1984 to 1987, he served as Chairman and Chief Executive Officer of Equitable Real Estate Group, Inc. He is also a Director of Alliance Capital Management Corporation. Mr. Holloway is a member of the Compensation Committee and Chairman of the Audit Committee and Nominating Committee.

                  WILLIAM F. MURDOCH, JR., age 65, has been a Director of the Company since February 17, 1994. Mr. Murdoch has been Principal of Murdoch and Associates, a real estate development, investment and counseling company, since 1990. He was previously President and Chief Executive Officer of HRE Properties, a real estate investment trust, from 1974 to 1989, and Trustee from 1974 to 1994. Mr. Murdoch is currently a director of MGI Properties. He is a member of the Audit Committee.

                  PETER G. PETERSON, age 69, has been a Director of the Company since the incorporation of the Company on July 17, 1985. Mr. Peterson has been Chairman of The Blackstone Group, a private investment banking firm, since its founding in 1985. He is also a director of Sony Corporation and Transtar, Inc. Mr. Peterson is a member of the Nominating Committee and Chairman of the Compensation Committee.

ITEM 11. EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

          The following table sets forth certain information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal year ended December 31, 1995 for the chief executive officer and the two most highly compensated executive officers (other than the chief executive officer) of the Company (each, a "Named Executive Officer"). No other executive officers of the Company received salary and bonus of $100,000 or more in 1995.


                                                        Annual Compensation
                                        --------------------------------------------------
                                                                              Other Annual       All Other
Name and                                                                      Compensation     Compensation
Principal Position                      Year      Salary($)       Bonus($)       ($)(1)           ($)(2)
- ------------------                      ----      ---------       --------    ------------     -------------
Richard M. Scarlata                     1995       $241,298       $33,333        $13,722         $11,003
   President & Chief Executive          1994        188,750        45,000          7,407          10,564
   Officer (3)(4)                       1993            n/a           n/a            n/a             n/a

Stephanie Leggett Young                 1995         96,520        13,333              0           3,582
   Vice President &                     1994            n/a           n/a            n/a             n/a
   Secretary(5)                         1993            n/a           n/a            n/a             n/a

Janet P. King                           1995         93,395        13,333              0           3,332
   Vice President and Treasurer(5)      1994            n/a           n/a            n/a             n/a
                                        1993            n/a           n/a            n/a             n/a


- ----------------------
(1) "Other Annual Compensation" for 1995 consists of amounts reimbursed to Mr. Scarlata for the payment of certain taxes.

(2) "All Other Compensation" for 1995 consists of (i) contributions by the Company to the Rockefeller Group, Inc. Incentive Savings Plan (the "ISP"), which the Company has adopted as a participating employer, for the benefit of each Named Executive Officer in the following amounts: Mr. Scarlata, $5,301; Ms. Young, $2,896; and Ms. King, $2,802; and (ii) payments for life insurance premiums for each of the Named Executive Officers in the following amounts: Mr. Scarlata, $5,702; Ms. Young, $686; and Ms. King, $530.

(3) Prior to June 1993, Mr. Scarlata was an officer of C&W Realty and was compensated by C&W Realty.

(4) Effective October 1, 1994, Mr. Scarlata was elected President & Chief Executive Officer. Prior to that date, he served as Senior Vice President, Finance & Administration. In 1993, Mr. Scarlata's total annual salary and bonus was less than $100,000.

(5) In 1993 and 1994, the total annual salary and bonus for each of Mses. Young and King was less than $100,000.

                  The Pension Plan. The Company has adopted the Retirement Income Plan for Salaried Employees of Rockefeller Group, Inc. (the "RIP") as a participating employer. The RIP is a defined benefit pension plan intended to be tax-qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). In general, officers and employees of the Company become participants in the RIP six months after their employment commences.

                  The following table illustrates the annual pension benefits payable to certain participants, including the Chief Executive Officer, under the RIP assuming retirement in 1995 at age 65, based on the straight-life annuity form of benefit payment and not subject to deduction or offset for an employee's primary Social Security benefit.

                                          PENSION PLAN TABLE

                                           Years of Service
                       ---------------------------------------------------------
Remuneration              15         20          25          30           35
- ------------              --         --          --          --           --

   $100,000            $22,500    $30,000     $37,500     $45,000      $50,000
    125,000             28,125     37,500      46,875      56,250       62,500
    150,000             33,750     45,000      56,250      67,500       75,000
    175,000             33,750     45,000      56,250      67,500       75,000
    200,000             33,750     45,000      56,250      67,500       75,000
    225,000             33,750     45,000      56,250      67,500       75,000
    250,000             33,750     45,000      56,250      67,500       75,000
    300,000             33,750     45,000      56,250      67,500       75,000
    350,000             33,750     45,000      56,250      67,500       75,000
    400,000             33,750     45,000      56,250      67,500       75,000

                  The RIP provides for a monthly Retirement Insurance Benefit at age 65 equal to 1.5% of final salaried compensation multiplied by years of credited service up to a maximum of 30 years plus 1.0% of final salaried compensation multiplied by years of credited service over 30 years. Final salaried compensation is the average monthly total base salary, bonuses, overtime and commissions including all amounts contributed by the

Company to the ISP on behalf of the employee ("Salary," "Bonus," and the portion of "All Other Compensation" attributable to contributions to the ISP in the Summary Compensation Table) for the last three years of employment. Pursuant to recently enacted changes to the Code compensation in excess of $150,000 is not taken into account under the RIP.

                  All executive officers participate in the RIP. None of the Company's directors is eligible to participate in the RIP. The years of credited service under the RIP as of December 31, 1995 for Mr. Scarlata was 20 years (of which only 10.5 years relate to his service for the Company, which includes service for C&W Realty) and for Mses. Young and King were 10.5 (which includes service for C&W Realty) and 2.5, respectively.

                  Employment Contracts. Effective May 5, 1995, the Company entered into an employment agreement with Mr. Scarlata providing for a base annual salary of $250,000 during the term of the agreement, plus the right to participation in the Company's welfare and retirement plans, and selection of perquisites generally available to senior executives up to an amount equivalent to 5% of base annual salary. Compensation arrangements are to be reviewed and updated by the Company's Board of Directors annually on or about October 1 of each year. The agreement will terminate upon the occurrence of the earliest of four stated events: (i) Mr. Scarlata's death or disability;
(ii) Mr. Scarlata's voluntary termination (upon ten days prior notice); (iii) the third anniversary of the date on which Mr. Scarlata receives notice that the agreement will terminate on the third anniversary of receipt of such notice; or (iv) termination by the Company for cause. In the event of termination by the Company other than pursuant to the three-year notice provision or for cause, or if Mr. Scarlata terminates voluntarily within 90 days of a Change in Opportunity (as defined in Mr. Scarlata's employment agreement), Mr. Scarlata is entitled to continuation of his base salary and participation in the Company's welfare and retirement plans for three years (the "Severance Period"), as well as professional outplacement assistance and continued office and secretarial support and other perquisites for the duration of the Severance Period. In the event that Mr. Scarlata's employment with the Company is terminated following stockholder approval of the Merger Agreement (as defined below under Item 13), he will be entitled to receive from the Company a lump sum payment equal to the present value of three years' annual salary in lieu of payments during the Severance Period, and if, in the reasonable judgment of the Board, Mr. Scarlata assisted in consummating the Merger (as defined in the Merger Agreement), a cash bonus of $75,000. If, however, any amounts due to Mr. Scarlata under the employment agreement or any other Company program constitute a parachute payment under Section 280G of the Code, then such amounts will be reduced so as not to constitute such a payment.

                  Effective May 5, 1995, the Company also entered into employment agreements with Stephanie Leggett Young and Janet P. King with substantially similar terms as those contained in Mr. Scarlata's employment agreement, with the exceptions described below.

                  Ms. Young's agreement provides for a base annual salary of $100,000. The agreement provides for termination by the Company pursuant to a two-year notice provision and the Severance Period during which Ms. Young may receive benefits is limited to two years. Ms. Young will receive a lump sum payment equal to the present value of two years' annual salary in lieu of payments during the Severance Period in the event that her employment with the Company is terminated following stockholder approval of the Merger, and if, in the reasonable judgment of the Board, Ms. Young assisted the Company in consummating the Merger, a cash bonus of $20,000. If, however, any amounts due to Ms. Young under the employment agreement or any other Company program constitute a parachute payment under Section 280G of the Code, then such amounts will be reduced so as not to constitute such a payment.

                  Ms. King's agreement also provides for a base annual salary of $100,000. The agreement provides for termination by the Company pursuant to a one year notice provision, and the Severance Period during which Ms. King may receive benefits is limited to one year. Ms. King will receive a lump sum payment equal to the present value of one year's annual salary in lieu of payments during the Severance Period in the event that her employment with the Company is terminated following shareholder approval of the Merger, and if, in the reasonable judgment of the Board, Ms. King assisted the Company in consummating the Merger, a cash bonus of $20,000. If, however, any amounts due to Ms. King under the employment agreement or any other Company program constitute a parachute payment under Section 280G of the Code, then such amounts will be reduced so as not to constitute such a payment.

                  It is anticipated that, upon consummation of the Merger, the employment of Mr. Scarlata, Ms. Young and Ms. King will be terminated.

                  Compensation Committee Interlocks and Insider Participation. The Compensation Committee in 1995 consisted of Messrs. Holloway and Peterson. No officers or former officers of the Company act as directors.

                  Compensation of Directors. All directors who are not affiliated directly or indirectly with RGI ("Independent Director") are entitled to receive annual retainers of $25,000 for service on the Board. Each of the Company's current directors earned $25,000 pursuant to the retainer arrangement in 1995. Board members also receive $1,000 for attendance at each meeting in excess of four meetings per annum. Messrs. Holloway, Linneman, Murdoch and Peterson each attended 35 meetings in 1995 and earned additional attendance fees of $31,000 in 1995. In addition, the Chairman of the Board, so long as that person is an Independent Director, is paid a fee of $25,000 per year for services as Chairman in addition to regular fees for service as a director. Dr. Linneman received $25,000 for his services as Chairman in 1995. On November 28, 1995, the Board agreed to pay Dr. Linneman a bonus of $200,000 upon consummation of the Merger or a similar transaction resulting in receipt by the Company stockholders of consideration at least equal in value to the Company stockholders, in recognition of the substantial services he performed for the Company in connection with transactions considered by the Board in 1995. Directors receive no other compensation from the Company except as set forth below under "Indemnification" and "Reimbursement."

                  Indemnification. The By-laws of the Company provide that the Company will indemnify, to the extent authorized by applicable law, its directors, officers, employees and agents against liabilities (including expenses, judgments, fines and settlements) incurred by them in connection with any actual or threatened action, suit or proceeding to which they are or may become parties and which arise out of their status as directors, officers, employees or agents. The Company maintains insurance which insures, within stated limits, the directors and executive officers against these liabilities.

                  The Merger Agreement provides that subsequent to the Effective Time (as defined in the Merger Agreement) the Surviving Company (as defined below under Item 13) will indemnify and hold harmless each present and former director, officer, employee, fiduciary and agent of the Company against all losses in connection with any claim, action, suit, proceeding or investigation, whether civil, criminal, administration or investigative, arising out of or pertaining to any action or omission in their capacity as director, officer, employee, fiduciary or agent occurring before the Effective Time, whether asserted or claimed prior to, at or after the Effective Time, for a period of six years after the Effective Time, in each case to the fullest extent permitted under applicable law (and shall pay any expenses in advance of the final disposition of such action or proceeding to the fullest extent permitted under Delaware law).

                  For a period of six years after the Effective Time, the Surviving Company shall maintain in effect policies of directors' and officers' liability insurance in substantially the same terms and conditions as contained in the Company's current policies of directors' and officers' liability insurance in an amount not less than the amount currently maintained by the Company with respect to claims arising from facts or events that occurred prior to the Effective Time; provided that such insurance is available on commercially reasonable terms.

                  Reimbursement. All directors and executive officers are entitled to receive reimbursement from the Company for travel and other expenses incurred in connection with their duties as directors and executive officers of the Company. During 1995, such reimbursements totalled $49,045.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                  The following table sets forth certain information concerning the beneficial ownership of the outstanding shares of common stock of the Company (the "Common Stock") by each person known by the Company to own more than 5% of the outstanding shares as of March 31, 1996.

NAME AND ADDRESS                    AMOUNT AND NATURE OF     PERCENT OF SHARES
OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP       OUTSTANDING
- -------------------                 --------------------     -----------------

The Goldman Sachs Group, L.P.             4,155,927(1)                9.80%
   85 Broad Street
   New York, New York  10004

Whitehall Street Real                     4,045,102(1)(2)             9.54
   Estate Limited Partnership V
   85 Broad Street
   New York, New York  10004

Leucadia National Corporation             2,714,000(3)                7.10
   315 Park Avenue South
   New York, New York  10010

Gotham Partners L.P.                      2,124,900(4)                5.55
   237 Park Avenue
   Ninth Floor
   New York, New York  10017

Goodman & Company Ltd.                    1,917,300(5)                5.00
   40 King St. West
   55th Floor
   Toronto, Ontario  M5H 4A9
   Canada

Elliott Associates, L.P.                  1,507,700(6)                3.94
   712 Fifth Avenue
   36th Floor
   New York, New York  10019

Westgate International, L.P.                531,500(6)                1.39
   Martley International, Inc.
   222 Cedar Lane
   Suite 111
   Teaneck, New Jersey  07666

(1) The Goldman Sachs Group, L.P. (the "G.S. Group"), as the direct beneficial owner of all of the capital stock of the general partners of Whitehall and certain other investment funds under the indirect control of G.S. Group, may be deemed to beneficially own the 4,155,927 currently exercisable warrants (the "Warrants") owned by such funds (4,045,102 of which are owned by Whitehall). Whitehall and such other funds also own an aggregate of 5,349,541 stock appreciation rights ("SARs") (5,206,887 of which are owned by Whitehall) exchangeable for 14% Debentures or Warrants on a one-for-one basis, unless such exchange for Warrants would cause the holder of such Warrants to beneficially own more than 9.8% of the outstanding shares of Common Stock (the "Limit"). When effect is given to all of the Warrants and SARs beneficially owned by G.S. Group, G.S. Group has a 19.9% fully diluted equity interest in the Company. Because the SARs are not currently convertible within 60 days into shares of Common Stock, G.S. Group is not deemed to have beneficial ownership of the shares of Common Stock into which such SARs might be converted. The amount shown in the table does not include 3,000 shares owned by David M. Silfen and 100 shares owned by Thomas J. Healey, both of whom are partners of G.S. Group.

(2) Upon the satisfaction or waiver of certain conditions, the Merger will be consummated, in which case the Investor Group would be the beneficial owners of 100% of the Common Stock (other than certain Excluded Shares). See Item 13 - "Certain Relationships and Related Transactions".

(3) In a statement of Beneficial Ownership on Schedule 13D dated October 5, 1995 filed by Leucadia National Corporation, Leucadia Inc. and LNC Investments Inc., such persons reported that funds controlled by Leucadia National Corporation beneficially owned 2,714,000 shares of Common Stock.

(4) In a statement of Beneficial Ownership on Schedule 13D dated March 21, 1996 filed by Gotham Partners L.P., such person reported that it beneficially owned 2,124,900 shares of Common Stock.

(5) In a statement of Beneficial Ownership on Schedule 13D dated September 14, 1995 filed by Goodman & Company Ltd., such person reported that it beneficially owned 1,917,300 shares of Common Stock.

(6) In a statement of Beneficial Ownership on Schedule 13D dated December 8, 1995 filed by Elliot Associates, L.P., Westgate International, L.P. ("Westgate") and Martley International, Inc. ("Martley"), such persons reported that they constitute a "group" as defined in Rule 13d-5(b)(1) of the Exchange Act with respect to their beneficial ownership of the shares of Common Stock and that they beneficially owned an aggregate of 2,039,200 shares of Common Stock or 5.33% of the Common Stock outstanding. Martley expressly disclaims equitable ownership of and pecuniary interest in any shares. Westgate and Martley have shared voting and dispositive power with respect to the shares owned by Westgate.

SECURITY OWNERSHIP OF MANAGEMENT

                  The following table shows the number of shares of the Company's Common Stock beneficially owned by each Named Executive Officer and Director of the Company and all executive officers and directors of the Company as a group as of March 31, 1996.



                                      Number of Shares       Percent of Shares
                Name                Beneficially Owned(1)        Outstanding
                ----                ---------------------    -----------------

Richard M. Scarlata..............           1,071(2)                *
Stephanie Leggett Young..........               2                   *
Janet P. King....................               0                   *
Benjamin D. Holloway.............           3,799(3)                *
Peter D. Linneman................           1,000(4)                *
William F. Murdoch, Jr...........           3,000                   *
Daniel M. Neidich................       4,155,927(5)(6)            9.8%
Peter G. Peterson................           1,000                   *
All executive officers and
directors as a group (8 persons).          10,932(7)                *

- ------------------------

(1) The table lists beneficial ownership in accordance with the definitions contained in Rule 13d-3 adopted by the Securities and Exchange Commission under the Exchange Act. All shares listed are subject to the sole investment and voting power of the named beneficial owner, except as set forth in footnotes (3) and (4) below.

(2) Does not includes 106 shares held by Mr. Scarlata's daughter. Mr. Scarlata has no voting or investment powers and disclaims beneficial ownership of such shares.

(3) These shares are held by Mr. Holloway as a joint tenant with his spouse with whom he shares voting and investment powers.

(4) These shares are held by Dr. Linneman as a joint tenant with his spouse with whom he shares voting and investment powers.

(5)      On August 8, 1995, Mr. Neidich resigned as director of the Company.

(6) Mr. Neidich is a general partner of G.S. Group and Goldman, Sachs & Co. G.S. Group, as the direct beneficial owner of all of the capital stock of the general partners of Whitehall and certain other investment funds under the indirect control of G.S.

         Group, may be deemed to beneficially own the 4,155,927 currently exercisable Warrants owned by such funds (4,045,102 of which are owned by Whitehall). Whitehall and such other funds also own an aggregate of 5,349,341 SARs (5,206,887 of which are owned by Whitehall) exchangeable for 14% Debentures or Warrants on a one-for-one basis, unless such exchange for Warrants would cause the holder of such Warrants to exceed the Limit. When effect is given to all of the Warrants and SARs beneficially owned by G.S. Group, G.S. Group has a 19.9% fully diluted equity interest in the Company. Because the SARs are not currently convertible within 60 days into shares of Common Stock, G.S. Group is not deemed to have beneficial ownership of the shares of Common Stock into which such SARs might be converted. As a general partner of G.S. Group, Mr. Neidich could be deemed to beneficially own the Warrants and SARs beneficially owned by Whitehall and such other investment funds; however, Mr. Neidich disclaims beneficial ownership of such Warrants and SARs. The shares attributed to Mr. Neidich in the table do not include 3,000 shares owned by David M. Silfen and 100 shares owned by Thomas J. Healey, both of whom are partners of G.S. Group.

(7) See footnotes (2), (3) and (4). All executive officers and directors as a group excludes Mr. Neidich.

* Shares beneficially owned represent less than 1% of the shares outstanding.

CHANGE IN CONTROL

          The only arrangements known to the Company that may result in a change in control of the Company are set forth below under Item 13 - "Certain Relationships and Related Transactions".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company, the Investor Group, the members of which are Whitehall, Exor Group S.A., David Rockefeller, Rockprop, L.L.C., and Troutlet Investments Corporation, have entered into an Agreement and Plan of Merger dated as of November 7, 1995, as amended by Amendment No. 1 thereto dated as of February 12, 1996, and Amendment No. 2 thereto dated as of April 25, 1996 (as so amended, the "Merger Agreement") pursuant to which, subject to satisfaction of the conditions specified in the Merger Agreement, a corporation formed by members of the Investor Group or their designated affiliates will merge into the Company (the "Surviving Company"). The Surviving Company will be wholly owned by the Investor Group or their designated affiliates, and the stockholders of the Company will receive $8.00 in cash for each of their shares of the Company's Common Stock other than Excluded Shares. The Merger Agreement was approved at a special meeting of the Company's stockholders on March 25, 1996. If the Merger is consummated, the Investor Group (together with their designated affiliates) will own 100% of the Company's Common Stock (other than Excluded Shares), in the following approximate percentages:

         Whitehall                          50.0%
         Exor Group S.A.                    20.5
         David Rockefeller                   4.5
         Rockprop L.L.C.                     4.5
         Troutlet Investments Corporation   20.5


         In addition, under the Merger Agreement, Goldman Sachs Mortgage Company ("GSMC"), which is a party to the Merger Agreement for this purpose, agreed to make available to the Company up to $49.2 million of credit during the period between November 7, 1995 and the earlier of (1) the consummation of the Merger contemplated by the Merger Agreement or (2) any termination of the Merger Agreement. Such credit would be secured on the same basis as the Floating Rate Notes and the 14% Debentures, but would accrue interest at the rate of 10% per annum (compounded quarterly) and be prepayable at any time without penalty. If borrowings under this facility have not been repaid by the earlier of May 31, 1996, the consummation of the Merger contemplated by the Merger Agreement or any termination of the Merger Agreement in specified circumstances, including any exercise by the Company of its "fiduciary out", such borrowings would be subject to the same terms and conditions as those applicable to the Floating Rate Notes. The Company had borrowed $10.2 million from GSMC under this facility as of December 31, 1995 and $47.5 million as of April 1, 1996. The Company plans to borrow the remaining $1.7 million from GSMC under this facility prior to the consummation of the Merger.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

3.       EXHIBITS

DOCUMENTS INCORPORATED BY REFERENCE:

(10.31)           Employment Contract between the Registrant and Richard M.
                  Scarlata dated as of May 5, 1995 is incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the period ended March 31, 1995.

(10.32) Employment Contract between the Registrant and Stephanie Leggett Young dated as of May 5, 1995 is incorporated by reference to Exhibit 10.2 to the Registrants Quarterly Report on Form 10-Q for the period ended March 31, 1995.

(10.33) Employment Contract between the Registrant and Janet P. King dated as of May 5, 1995 is incorporated by reference to
                  Exhibit 10.3 to the Registrants Quarterly Report on Form 10-Q for the period ended March 31, 1995.