Form 10-Q
period 1996-03-31
ROCKEFELLER CENTER PROPERTIES INC
filed 1996-05-15
CIK 773652

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

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

          Class                               Outstanding at May 13, 1996
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

           Balance Sheets as of March 31, 1996 (unaudited) and
           December 31, 1995                                             3

           Statements of Operations for the quarters ended
           March 31, 1996 and 1995 (unaudited)                           4

           Statements of Cash Flows for the quarters ended
           March 31, 1996 and 1995 (unaudited)                           5

           Notes to Financial Statements (unaudited)                     6

   ITEM 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       14

              Supplemental information provided by the Debtors          27

   PART II--OTHER INFORMATION                                           29

   SIGNATURES                                                           33

PART I--FINANCIAL INFORMATION
          ITEM 1.  Financial Statements

                      ROCKEFELLER CENTER PROPERTIES, INC.
                                BALANCE SHEETS
                               ($ in thousands)


                                                                           MARCH 31, 1996                    DECEMBER 31, 1995
                                                                           --------------                    -----------------
                                                                            (UNAUDITED)
Loan receivable and interest receivable,
  net of valuation reserve of $74,000 and
  unamortized discount of $34,906                                                $1,176,221                         $1,176,220
Deferred debt issuance costs, net                                                    11,485                             12,421
Cash and cash equivalents                                                             1,423                              1,298
Other assets                                                                          1,039                                837
                                                                        ---------------------              ---------------------
                                                                                 $1,190,168                         $1,190,776
                                                                        =====================              =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
          Current coupon convertible debentures due 2000                           $213,170                           $213,170
          Zero coupon convertible debentures due 2000, net of
            unamortized discount of $216,916 and $225,902                           369,269                            360,283
          Floating rate notes due 2000                                              116,296                            116,296
          14% debentures due 2007, net of
            unamortized discount of $4,193 and $4,282                                70,807                             70,718
          GSMC facility                                                              45,000                             10,200
          Accrued interest payable                                                   43,341                             61,914
          Stock appreciation rights                                                  15,313                             13,406
          Accounts payable and accrued expenses                                       3,798                              3,027
          Accrued transaction costs and expenses                                     25,163                             25,163
                                                                         ---------------------              ---------------------
                                                                                    902,157                            874,177
                                                                         ---------------------              ---------------------

Contingencies

Stockholders' equity:
          Common stock, $.01 par value:
            150,000,000 shares authorized,
            38,260,704 shares issued and outstanding                                    383                                383
          Additional paid-in capital                                                707,545                            707,545
          Distributions to stockholders in excess
            of net income                                                          (419,917)                          (391,329)
                                                                         ---------------------              ---------------------

                               Total stockholders' equity                            288,011                            316,599
                                                                         ---------------------              ---------------------
                                                                                  $1,190,168                         $1,190,776
                                                                         =====================              =====================









                       SEE NOTES TO FINANCIAL STATEMENTS

                      ROCKEFELLER CENTER PROPERTIES, INC.
                           STATEMENTS OF OPERATIONS
                    ($ in thousands, except per share data)
                                  (UNAUDITED)



                                                                               QUARTERS ENDED MARCH 31,
                                                                             1996                   1995
                                                                      -------------------    -------------------
Revenues:
         Other income                                                           $14                    $107
         Loan interest income (1)                                                                    20,339
                                                                         --------------        ---------------
                                                                                 14                  20,446
                                                                         --------------        ---------------
Expenses:
    Interest expense:
         Current coupon convertible debentures                                5,511                   5,618
         Zero coupon convertible debentures                                   8,986                   8,152
         14% debentures                                                       2,750                   2,750
         Floating rate notes                                                  3,834                   4,845
         GSMC facility                                                        1,056
                                                                         -------------         ---------------
                                                                             22,137                  21,365

    General and administrative                                                3,172                   1,276
    Amortization of deferred debt issuance costs                                936                     849
    Increase in liability for stock appreciation rights                       1,907                   4,434
    Expenses related to the March 25, 1996
         special meeting of stockholders                                        450
                                                                         -------------         ---------------
                                                                             28,602                  27,924
                                                                         -------------         ---------------

Net loss                                                                   ($28,588)                ($7,478)
                                                                         =============         ===============

         Net loss per share                                                  ($0.75)                ($0.20)
                                                                         =============         ===============




(1) Loan interest income is presented on the cash basis of accounting, see
Note 1.














                       SEE NOTES TO FINANCIAL STATEMENTS

                      ROCKEFELLER CENTER PROPERTIES, INC.
                           STATEMENTS OF CASH FLOWS
                               ($ in thousands)
                                  (UNAUDITED)

                                                                                                         QUARTERS
                                                                                                     ENDED MARCH 31,
                                                                                                1996                 1995
                                                                                          ------------------   ------------------
Cash flow from operating activities:
          Other interest income received                                                            $13                 $102
          Loan interest received                                                                                      20,339
          Interest paid on floating rate notes                                                   (3,924)              (3,881)
          Interest paid on current coupon convertible debentures                                (27,712)
          Payments for accounts payable, accrued expenses and other assets                       (3,052)              (1,939)
                                                                                          ------------------   ------------------
              Net cash (used in) provided by operating activities                               (34,675)              14,621
                                                                                          ------------------   ------------------
Cash flows from financing activities:
          Net proceeds from GSMC facility                                                        34,800
                                                                                          ------------------   ------------------
              Net cash provided by financing activities                                          34,800                    0
                                                                                          ------------------   ------------------
Net increase in cash                                                                                 125               14,621
Cash and cash equivalents at the beginning of the period                                           1,298                2,897
                                                                                           -----------------    -----------------
Cash and cash equivalents at the end of the period                                                $1,423              $17,518
                                                                                           =================    =================

Reconciliation of Net Loss to Net Cash (Used in) Provided by Operating Activities:

Net loss                                                                                        ($28,588)             ($7,478)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
          Amortization of discount:
              Zero coupon convertible debentures                                                  8,986                8,152
              14% Debentures                                                                         89                   89
          Increase in interest receivable and amortization of loan receivable
              discount, net                                                                          (1)                  (6)
          Decrease in deferred debt issuance costs and other assets, net                            734                  664
          (Decrease) increase in accrued interest payable                                       (18,573)               9,244
          Increase in stock appreciation rights liability                                         1,907                4,434
          Increase (decrease) in accounts payable and accrued expenses                              771                 (478)
                                                                                          ------------------   ------------------

          Net cash (used in) provided by operating activities                                  ($34,675)             $14,621
                                                                                          ==================   ==================










                       SEE NOTES TO FINANCIAL STATEMENTS

                      ROCKEFELLER CENTER PROPERTIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
1.      ORGANIZATION AND PURPOSE
Rockefeller Center Properties, Inc. (the "Company") was formed to permit public investment in two convertible, participating mortgages on the 12 original landmarked buildings in Rockefeller Center (the "Property"). From the proceeds of its offering of Common Stock (the "Common Stock") and the offerings of its Current Coupon Convertible Debentures due 2000 and Zero Coupon Convertible Debentures due 2000 (collectively, the "Convertible Debentures"), the Company made a $1.3 billion convertible, participating mortgage loan to two partnerships, Rockefeller Center Properties and RCP Associates (collectively, the "Borrower"). The partners of the Borrower are Rockefeller Group, Inc. ("RGI") and Radio City Music Hall Productions, Inc. ("RCMHP"), a wholly owned subsidiary of RGI. Mitsubishi Estate Company, Ltd. controls an 80% equity interest in RGI, and Rockefeller Family interests hold the remaining 20%. The Borrower owns the Property. In December 1994 the Company issued floating rate notes ("Floating Rate Notes") due December 31, 2000 and 14% debentures ("14% Debentures") due December 31, 2007 and warrants ("Warrants") and stock appreciation rights ("SARs") expiring December 31, 2007, the proceeds from which were used to retire all of its commercial paper borrowings and certain of its interest rate swap agreements.

        Status of the Borrower
On May 11, 1995, the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company's only significant source of income is interest received on the mortgage loan from the Borrower. As a result of these filings and until such time as these Chapter 11 cases (the "Chapter 11 Cases") have been brought to a conclusion, the Company does not expect to receive interest payments from the Borrower and the Company's ability to enforce its rights under the mortgage loan has been and will be stayed unless and until the Court issues an order permitting the Company to take steps to enforce such rights. The Borrower and RGI filed a Chapter 11 reorganization plan (the "Chapter 11 Plan") for the Borrower that contemplates that ownership of the Property will be turned over to the Company or its designee upon consummation of the Chapter 11 Plan. Pursuant to the order of the Bankruptcy Court having jurisdiction over the Borrower's Chapter 11 Cases, a disclosure statement in respect of the Chapter 11 Plan has been approved and May 20, 1996 has been set as the date for the hearing to consider confirmation of the Chapter 11 Plan. The Company currently anticipates that, if the Chapter 11 Plan is confirmed on or shortly after May 20, 1996 the transactions contemplated by the Merger Agreement (as defined below) could be consummated prior to May 31, 1996 as required by the Merger Agreement. There is no assurance that the conditions to confirmation and/or consummation of the Chapter 11 Plan will be met, that the conditions to the Merger Agreement will be met, or that the transactions contemplated by the Chapter 11 Plan and the Merger Agreement will occur or will take place within the periods described above.

Due to the significant uncertainties created by the Borrower's Chapter 11 filings, (i) the Company has limited recognition of income on the mortgage loan for the year ended December 31, 1995 and the quarter ended March 31, 1996 to the cash actually received from the Borrower during this period and (ii) the Company intends, solely for accounting purposes, to apply future cash receipts, if any, from the Borrower to reduce the carrying value of the mortgage loan. When the Company drew down the $50 million of additional collateral under letters of credit posted by the Borrower's parent in the second quarter of 1995, these cash receipts were applied to reduce the carrying value of the mortgage loan to $1.25 billion.

The Company and a group of investors (the "Investor Group") the members of which are Exor Group S.A., David Rockefeller, Rockprop, L.L.C., Troutlet Investments Corporation and Whitehall Street Real Estate Limited Partnership V ("Whitehall") have entered into an Agreement and Plan of Merger dated as of November 7, 1995, as amended by Amendment No. 1 thereto dated as of February 12, 1996, and Amendment No. 2 thereto dated as of April 25, 1996, (as so amended, the "Merger Agreement") pursuant to which, subject to satisfaction

                      ROCKEFELLER CENTER PROPERTIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (cont'd)
                                  (UNAUDITED)

of the conditions specified in the Merger Agreement, a corporation formed by members of the Investor Group or their designated affiliates will merge into the Company (the Surviving Company being hereinafter the "Surviving Company"). The Surviving Company will be wholly owned by members of the Investor Group or their designated affiliates, and the stockholders of the Company will receive $8.00 in cash for each of their shares of the Company's Common Stock other than Excluded Shares (as defined in the Merger Agreement). The Merger Agreement was approved at a special meeting of the Company's stockholders on March 25, 1996. If the merger contemplated by the Merger Agreement is consummated, members of the Investor Group or their designated affiliates will own 100% of the Surviving Company's Common Stock.

In addition, under the Merger Agreement, Goldman Sachs Mortgage Company ("GSMC"), which is a party to the Merger Agreement for this purpose, agreed to make available to the Company up to $49.2 million of credit (the "GSMC Facility") during the period between November 7, 1995 and the earlier of (1) the consummation of the merger contemplated by the Merger Agreement or (2) any termination of the Merger Agreement. Such credit would be secured on the same basis as the Floating Rate Notes and the 14% Debentures, but would accrue interest at the rate of 10% per annum (compounded quarterly) and be prepayable at any time without penalty. If borrowings under the GSMC Facility have not been repaid by the earlier of May 31, 1996, or any termination of the Merger Agreement in specified circumstances, such borrowings will become subject to the same terms and conditions as those applicable to the Floating Rate Notes. The Company had borrowed a total of $45 million under the GSMC Facility as of March 31, 1996 and a total of $47.5 million as of April 1, 1996. The Company borrowed the remaining $1.7 million available under the GSMC Facility on May 1, 1996. The GSMC Facility is expected to provide sufficient liquidity for the Company until the earlier of the consummation of the merger contemplated by the Merger Agreement or May 31, 1996.

Consummation of the transactions contemplated by the Merger Agreement would resolve many of the significant uncertainties created by the Borrower's Chapter 11 filings. Subsequent to December 31, 1994 and prior to the execution and delivery of the Merger Agreement, the Company had based the value assigned to the Property and hence to the mortgage loan on an independent appraisal as of December 31, 1994, which was supported by a concurring review. The appraisal, at that time, gave the clearest indication as to the value of the Property. However, the terms of the Merger Agreement could be considered to indicate that the market value of the Property now may be less than the carrying value of the mortgage loan as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Accordingly, as reported in the Company's quarterly report for the quarter ended September 30, 1995, the Company reflected a valuation reserve, totaling $74 million, to reduce the carrying value of the mortgage loan to reflect the economics of the transactions contemplated by the Merger Agreement. In addition, the Company at that time recorded certain transaction costs and expenses aggregating $25.2 million, which reflected the breakup fee related to the termination of a combination agreement, professional fees, and certain liquidation expenses and other liabilities specifically provided for in the Merger Agreement.

Management and the Board of Directors believe that, if the transactions contemplated by the Merger Agreement are not consummated, the Company would be subject to substantial uncertainties. In particular, if the transactions contemplated by the Merger Agreement have not been consummated by May 31, 1996, unless GSMC agrees to finance the Company's cash requirements in June of 1996, including interest payments aggregating $8.1 million on the Floating Rate Notes and the 14% Debentures which will be due on June 3, 1996, the Company, in light of the fact that its cash will be substantially exhausted by May 31, 1996, will be unable to meet its obligations in June of 1996. In addition, unless the Company and the Investor Group agree otherwise, either the Company or the

                      ROCKEFELLER CENTER PROPERTIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (cont'd)
                                  (UNAUDITED)

Investor Group will have the right to terminate the Merger Agreement if the merger has not been consummated by May 31, 1996, and, in the event of such a termination, the Company will be obligated to reimburse the Investor Group, promptly after any such termination, for up to $2.5 million of its expenses in connection with the Merger Agreement.

Due to the factors described above, Management believes that there is substantial doubt about the Company's ability to continue as a going concern if the transactions contemplated by the Merger Agreement are not consummated. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of these uncertainties.

2.      LOAN RECEIVABLE AND INTEREST INCOME
The mortgage loan, which is in the face amount of $1.3 billion, was made pursuant to a Loan Agreement between the Company and the Borrower on September 19, 1985 (as amended, the "Loan Agreement"), and is evidenced by two notes (collectively, as amended, the "Note"). Following the Borrower's failure to make the interest payment due on May 31, 1995, the Company drew down the full amount available under the $50 million of letters of credit which supported, among other things, payment of Base Interest, (as defined) on the mortgage loan. Due to the significant uncertainties caused by the borrower's Chapter 11 filings and solely for accounting purposes, this $50 million has been applied to reduce the carrying value of the mortgage loan to $1.25 billion. The Company has further reduced the carrying value of the mortgage loan by $74 million to reflect the economics of the transactions contemplated by the Merger Agreement.

The mortgage loan is secured by leasehold mortgages on the entire Property in the aggregate amount of $1.3 billion. The mortgage loan is further secured by a recorded assignment of rents pursuant to which the Borrower has assigned to the Company, as security for repayment of the mortgage loan, the Borrower's rights to collect certain rents with respect to the Property.

See Note 1 for discussion of the status of the Borrower.

Loan interest income of the Company for the three months ended March 31, 1996 and 1995 is presented on the cash basis of accounting.

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

        FLOATING RATE NOTES
The interest rate on the Floating Rate Notes is based on the 90-day London Interbank Offered Rate ("LIBOR") plus 4%. At March 31, 1996 the interest rate in effect is 9.27%. The average interest rate for the three months ended March 31, 1996 was 9.78%. In addition to this interest based upon LIBOR, interest expense on the Floating Rate Notes includes the financial effect associated with interest rate swap agreements used for hedging purposes (see below).

                      ROCKEFELLER CENTER PROPERTIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (cont'd)
                                  (UNAUDITED)

        14% DEBENTURES
Interest expense on the 14% Debentures also includes the straight line amortization of the original issue discount related to the Warrants and SARs through the expiration date of December 31, 2007. Under the terms of the 14% Debentures, to the extent that Net Cash Flow (as defined) is insufficient to pay interest on an interest payment date (each June and December 2), the Company will not be obligated to pay interest on the 14% Debentures on such date and such interest will accrue.

In connection with the issuance of the 14% Debentures in December 1994, the Company separately issued to Whitehall 5,349,541 SARs which remain outstanding as of March 31, 1996. The SARs are exchangeable for 14% Debentures or under certain circumstances for Warrants on a one-for-one basis. Each SAR is exchangeable for a principal amount of 14% Debentures equal to the product of the average daily market prices of the Common Stock for the 30 consecutive trading days immediately preceding the date of exchange ($7.86 at March 31, 1996) minus the exercise price per share of the Warrants into which the SARs are exchangeable ($5 per Warrant) times the number of Warrants into which the SARs are exchangeable (5,349,541).

Due to the increase in the market price of the Company's Common Stock during the quarter ended March 31, 1996, the Company was required to increase its SARs liability and record a current noncash charge to earnings of $1,907,000 in the first quarter of 1996. The Company is required to make adjustments to earnings for the difference between the aggregate principal amount of 14% Debentures issuable upon exchange of the SARs (SARs liability) and the value at which the SARs liability is carried by the Company. The SARs would be automatically exchanged for Warrants on a one-for-one basis following adoption and filing of an amendment to the Company's Certificate of Incorporation which would permit the holders of the SARs to own in excess of 9.8% of the outstanding shares of the Company's Common Stock and adoption of any necessary Board resolutions. Upon any such exchange, the SARs liability would be reclassified to paid-in capital, and no further adjustments to future earnings would be required for any SARs liability.

       GSMC Facility
The Merger Agreement provides that GSMC will make available to the Company up to $49.2 million of credit during the period between November 7, 1995 and the earlier of (1) the consummation of the merger contemplated by the Merger Agreement or (2) any termination of the Merger Agreement. Such credit would be secured on the same basis as the Floating Rate Notes and the 14% Debentures, but would accrue interest at the rate of 10% per annum (compounded quarterly) and be prepayable at any time without penalty. If borrowings under the GSMC Facility have not been repaid by the earlier of May 31, 1996 or any termination of the Merger Agreement in specified circumstances, such borrowings will become subject to the same terms and conditions as those applicable to the Floating Rate Notes. The Company had borrowed a total of $45 million under the GSMC Facility as of March 31, 1996 and a total of $47.5 million as of April 1, 1996. The Company borrowed the remaining $1.7 million available under the GSMC Facility on May 1, 1996. The GSMC Facility is expected to provide sufficient liquidity for the Company until the earlier of the consummation of the merger contemplated by the Merger Agreement or May 31, 1996.

        INTEREST RATE SWAP AGREEMENTS
In connection with its short term floating rate debt, the Company entered into interest rate swap agreements with financial institutions that were intended to fix a portion of the Company's interest rate risk on floating rate debt. The Company pays a fixed rate of interest semi-annually and receives a variable rate of interest semi-annually based on 180-day LIBOR. In connection with the issuance of the Floating Rate Notes and 14% Debentures in

                      ROCKEFELLER CENTER PROPERTIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (cont'd)
                                  (UNAUDITED)

December 1994, the Company retired certain of its interest rate swap agreements. The amount to be paid or received from interest rate swap agreements is accrued as floating interest rates are reset semi-annually. The Company presents the financial effect of interest rate swap agreements as a component of interest expense on Floating Rate Notes. Approximately 90% of the Company's exposure to interest rate fluctuations on its Floating Rate Notes was hedged by interest rate swap agreements at March 31, 1996. The $105,000,000 notional amount of interest rate swap agreements outstanding at March 31, 1995 represents three contracts, each expiring during 1998.

The net notional principal, weighted average interest rate of net interest rate swap agreements outstanding and annualized net payment relating to interest rate swap contracts, as of March 31, 1996 and 1995 are as follows:

                                             1996                  1995
                                      ------------------    ------------------

    Net notional principal                $105,000,000          $105,000,000
                                      ==================    ==================

    Weighted average interest rate
       of net swaps outstanding              3.97%                 3.40%
                                      ==================    ==================

    Annualized net payment                  $4,168,000            $3,570,000
                                      ==================    ==================

The current settlement value of all swap agreements outstanding at March 31, 1996, based on information supplied by the counterparties to the swap contracts, was a liability for the Company of approximately $8.2 million as compared to $7.7 million at March 31, 1995.

4.      NET LOSS PER SHARE AND DISTRIBUTIONS
Net loss per share is based upon 38,260,704 average shares of Common Stock outstanding during the quarters ended March 31, 1996 and 1995, respectively. For the quarters ended March 31, 1996 and 1995, fully diluted net loss per share is not presented since the effect of the assumed conversion of the Convertible Debentures, Warrants and SARs would be anti-dilutive.

Under the terms of the Merger Agreement, the Company is prohibited from paying dividends unless required to do so to maintain real estate investment trust ("REIT") status.

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

                      ROCKEFELLER CENTER PROPERTIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (cont'd)
                                  (UNAUDITED)

On May 24, 1995, Jerry Krim commenced an action encaptioned Krim v. Rockefeller Center Properties, Inc. and Peter D. Linneman. On June 7, 1995, Kathy Knight and Moishe Malamud commenced an action encaptioned Knight, et al.
v. Rockefeller Center Properties, Inc. and Peter D. Linneman. Both actions were filed in the United States District Court for the Southern District of New York and purport to be brought on behalf of a class of plaintiffs comprised of all persons who purchased the Company's Common Stock between March 20, 1995 and May 10, 1995. The complaints allege that the Company and Dr. Linneman violated the federal securities laws by their purported failure to disclose, prior to May 11, 1995, that the Borrower would file for bankruptcy protection. The cases have been consolidated. On July 28, 1995, the Company and Dr. Linneman filed answers to the complaints denying plaintiffs' substantive allegations and asserting numerous affirmative defenses. On September 22, 1995, plaintiffs served an Amended Class Action Complaint adding the Company's remaining directors and its president as defendants. In addition to the foregoing claims, the Amended Complaint also asserts a cause of action for breach by the Company's directors and its president of their fiduciary duties by approving the Agreement and Plan of Combination dated as of September 11, 1995, between the Company and Equity Office Holdings, L.L.C. ("EOH") (the "Combination Agreement"). The plaintiffs are seeking damages in such amount as may be proved at trial. Plaintiffs are also seeking injunctive relief, plus costs, attorneys' fees and interest. The Company intends to vigorously contest these actions.

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

On February 29, 1996, Charal Investment Company, Inc. filed a new action in the Delaware Court of Chancery purporting to assert both derivative and class counts. The derivative count alleges claims substantially identical to

                      ROCKEFELLER CENTER PROPERTIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (cont'd)
                                  (UNAUDITED)

those set forth in Charal's July 6, 1995 complaint, which claims were the subject of the Board's rejection of plaintiff's pre-suit demand. The class count alleges that the directors failed to consider the value of the derivative claims in connection with the Board's evaluation of the fairness of the proposed Merger. The Company is named only as a nominal defendant in this action. To the extent that any relief is sought against the Company, the Company intends to vigorously contest the action.

On July 31, 1995, L.L. Capital Partners, L.P. commenced an action against the Company in the United States District Court in the Southern District of New York. The plaintiff alleges that, in a Company prospectus dated November 3, 1993, the Company failed to disclose its purported belief that the Rockefeller Interests and Mitsubishi Estate would cease to fund the Borrower's cash flow shortfalls. The plaintiff seeks recovery under Section 12(2) of the Securities Act of 1933, Section 10(b) of, and Rule 10b-5 under the Exchange Act and the common law. In September 1995, counsel for the Company filed a motion to dismiss this action for failure to state a claim. On April 16, 1996, the Court granted the Company's motion and dismissed the complaint. On May 3, 1996, plaintiff moved to vacate the Court's dismissal and for leave to file an Amended Complaint.

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

On February 28, 1996, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III ("ZML") filed a complaint and a motion for a preliminary injunction against the Company. The action is captioned Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III v. Rockefeller Center Properties, Inc., 96 Civ. 1445, and is pending in the United States Federal District Court for the Southern District of New York. The complaint alleges that the Company breached the investment agreement dated as of August 18, 1995, between the Company and ZML (the "ZML Investment Agreement") by failing to sell to ZML 1,788,908 shares of Common Stock and by failing to appoint a person designated by ZML to the Company's Board of Directors. ZML seeks specific performance of the ZML Investment Agreement. On March 21, 1996, the Court denied ZML's motion for injunctive relief. The Company intends to vigorously contest the action and the Company does not believe that ZML is entitled to the relief requested. On April 3, 1996, ZML informed the Company that ZML would move to dismiss the action on the basis of a purported lack of federal subject matter jurisdiction. On April 3, 1996, ZML also filed an action in the Circuit Court of Cook County, Illinois, captioned Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III v. Rockefeller Center Properties, Inc., et al., Case No. 96 CH 03341, alleging claims that are virtually identical to those alleged in ZML's February 28, 1996, complaint. In addition,

                      ROCKEFELLER CENTER PROPERTIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (cont'd)
                                  (UNAUDITED)

on April 3, 1996, EOH filed a separate action in the Circuit Court of Cook County, Illinois, captioned Equity Office Holdings, L.L.C. v. Rockefeller Center Properties, Inc., Case No. 96 CH 03342, for declaratory judgment that the Company is obligated to pay EOH a break-up fee and reimburse certain expenses in accordance with the terms of the Combination Agreement. The Company intends to vigorously defend those actions and does not believe that ZML or EOH is entitled to the relief requested. On April 4, 1996, the Company filed an action in the Supreme Court in the State of New York, New York County, captioned Rockefeller Center Properties, Inc., v. Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III and Equity Office Holdings L.L.C., Index No. 106176/96, seeking a declaratory judgment that the Company has not breached the ZML Investment Agreement and that the Company is not obligated to pay EOH or any of its affiliates a break-up fee or reimburse certain expenses under the terms of the Combination Agreement. The Company also seeks monetary damages in an amount to be determined at trial.

The Company does not expect the outcome of the above litigation to have a material effect on the financial condition of the Company.

6.      SUMMARIZED FINANCIAL INFORMATION
Summarized financial information concerning the results of operations of the Property provided by the Borrower is presented below:

                                                     ($ in thousands)
                                                       (unaudited)
                                                Quarters ended March 31,
                                                 1996               1995
                                                 ----               ----
  Gross Revenue                                  $51,806            $52,647
                                            ----------------    --------------
  Less:
       Operating expenses                        (41,562)           (40,305)
       Interest expense, net                                        (31,007)
       Reorganization items                          242
                                            ----------------    --------------

  Net income (loss)                              $10,486           ($18,665)
                                            ================    ==============

                      ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources--The Company
The discussion below relates primarily to the Company's financial condition and results of operations for the first three months of 1996. Investors are encouraged to review the financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for a more complete understanding of the Company's financial condition and results of operations.

The primary source of liquidity for the Company prior to the Chapter 11 filings referred to below was interest income received on its mortgage loan to two partnerships (collectively, the "Borrower"). The mortgage loan is secured by leasehold mortgages on the entire Property ("Property") in the aggregate amount of $1.3 billion. The mortgage loan is further secured by a recorded assignment of rents pursuant to which the Borrower has assigned to the Company, as security for repayment of the mortgage loan, the Borrower's rights to collect certain rents with respect to the Property.

        Status of the Borrower
On May 11, 1995, the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company's only significant source of income is interest received on the mortgage loan from the Borrower. As a result of these filings and until such time as these Chapter 11 cases (the "Chapter 11 Cases") have been brought to a conclusion, the Company does not expect to receive interest payments from the Borrower and the Company's ability to enforce its rights under the mortgage loan has been and will be stayed unless and until the Court issues an order permitting the Company to take steps to enforce such rights. The Borrower and its managing general partner, Rockefeller Group, Inc., filed a Chapter 11 reorganization plan (the "Chapter 11 Plan") for the Borrower that contemplates that ownership of the Property will be turned over to the Company or its designee upon consummation of the Chapter 11 Plan. Pursuant to the order of the Bankruptcy Court having jurisdiction over the Borrower's Chapter 11 Cases, a disclosure statement in respect of the Chapter 11 Plan has been approved and May 20, 1996 has been set as the date (the "Plan Confirmation Date") for the hearing to consider confirmation of the Chapter 11 Plan. The Company currently anticipates that, if the Chapter 11 Plan is confirmed on or shortly after May 20, 1996, the transactions contemplated by the Merger Agreement (as defined below) could be consummated prior to May 31, 1996, as required by the Merger Agreement. There is no assurance that the conditions to confirmation and/or consummation of the Chapter 11 Plan will be met, that the conditions to the Merger Agreement will be met, or that the transactions contemplated by the Chapter 11 Plan and the Merger Agreement will occur or will take place within the periods described above.

The Company and a group of investors (the "Investor Group") the members of which are Exor Group S.A., David Rockefeller, Rockprop, L.L.C., Troutlet Investments Corporation and Whitehall Street Real Estate Limited Partnership V ("Whitehall") have entered into an Agreement and Plan of Merger dated as of November 7, 1995, as amended by Amendment No. 1 thereto dated as of February 12, 1996, and Amendment No. 2 thereto dated as of April 25, 1996 (as so amended, the "Merger Agreement") pursuant to which, subject to satisfaction of the conditions specified in the Merger Agreement, a corporation formed by members of the Investor Group or their designated affiliates will merge into the Company (the Surviving Company being hereinafter the "Surviving Company"). The Surviving Company will be wholly owned by members of the Investor Group or their designated affiliates, and the stockholders of the Company will receive $8.00 in cash for each of their shares of the Company's Common Stock other than Excluded Shares (as defined in the Merger Agreement). The Merger

                      ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

Agreement was approved at a special meeting of the Company's stockholders on March 25, 1996. If the merger contemplated by the Merger Agreement is consummated, members of the Investor Group or their designated affiliates will own 100% of the Surviving Company's Common Stock.

In addition, under the Merger Agreement, Goldman Sachs Mortgage Company ("GSMC"), which is a party to the Merger Agreement for this purpose, agreed to make available to the Company up to $49.2 million of credit (the "GSMC Facility") during the period between November 7, 1995 and the earlier of (1) the consummation of the merger contemplated by the Merger Agreement or (2) any termination of the Merger Agreement. Such credit would be secured on the same basis as the Floating Rate Notes and the 14% Debentures, but would accrue interest at the rate of 10% per annum (compounded quarterly) and be prepayable at any time without penalty. If borrowings under the GSMC Facility have not been repaid by the earlier of May 31, 1996 or any termination of the Merger Agreement in specified circumstances, such borrowings will become subject to the same terms and conditions as those applicable to the Floating Rate Notes. The Company had borrowed a total of $45 million under the GSMC Facility as of March 31, 1996 and a total of $47.5 million as of April 1, 1996. The Company borrowed the remaining $1.7 million available under the GSMC Facility on May 1, 1996. The GSMC Facility is expected to provide sufficient liquidity for the Company until the earlier of the consummation of the merger contemplated by the Merger Agreement or May 31, 1996.

Management and the Board of Directors believe that, if the transactions contemplated by the Merger Agreement are not consummated, the Company would be subject to substantial uncertainties. In particular, if the transactions contemplated by the Merger Agreement have not been consummated by May 31, 1996, unless GSMC agrees to finance the Company's cash requirements in June of 1996, including interest payments aggregating $8.1 million on the Floating Rate Notes and the 14% Debentures which will be due on June 3, 1996, the Company, in light of the fact that its cash will be substantially exhausted by May 31, 1996, will be unable to meet its obligations in June of 1996. In addition, unless the Company and the Investor Group agree otherwise, either the Company or the Investor Group will have the right to terminate the Merger Agreement if the merger has not been consummated by May 31, 1996, and, in the event of such a termination, the Company will be obligated to reimburse the Investor Group, promptly after any such termination, for up to $2.5 million of its expenses in connection with the Merger Agreement.

Due to the factors described above, Management believes that there is substantial doubt about the Company's ability to continue as a going concern if the transactions contemplated by the Merger Agreement are not consummated. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of these uncertainties.

        Mortgage Loan Interest Income
Due to the significant uncertainties created by the Borrower's Chapter 11 filings, (i) the Company has limited recognition of income on the mortgage loan for the three months ended March 31, 1996 and 1995, to the cash actually received from the Borrower during these periods and (ii) the Company intends, solely for accounting purposes, to apply future cash receipts, if any, from the Borrower to reduce the carrying value of the mortgage loan. When the Company drew down the $50 million under letters of credit posted by the Borrower's parents in the second quarter of 1995, these cash receipts were applied to reduce the carrying value of the mortgage loan to $1.25 billion.

                      ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

During the three months ended March 31, 1996 and 1995, cash generated from interest income on the mortgage loan was $0 and $20,339,000 respectively. The mortgage loan agreement, enforcement of which is stayed, unless and until the Court orders otherwise, during the pendency of the Borrower's Chapter 11 cases, provides for base interest to be paid by the Borrower in accordance with a schedule requiring the Borrower to pay on November 30 of each year that portion of the base interest payment due for the whole year equal to the interest that is payable during such year with respect to the Current Coupon Convertible Debentures of the Company due 2000 and the remainder quarterly on February 28, May 31, August 31 and November 30 of each such year.

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

        Other Interest Income
Other interest income received during the three months ended March 31, 1996 and 1995 was $13,000 and $102,000, respectively. The decrease in other interest income received of $89,000 was due to lower interest earnings on invested funds due to decreased cash available for investment. The Company's short term investments are highly liquid and have the highest credit rating with a maturity of less than three months.

        Debt
Interest payments on the Floating Rate Notes are made quarterly on March 1, June 1, September 1 and December 1 of each year. For the three months ended March 31, 1996 and 1995 the Company paid $2,903,000, and $2,723,000, respectively, of interest on the Floating Rate Notes and $1,021,000 and $1,158,000, respectively of interest on its swap agreements for a total of $3,924,000 and $3,881,000, respectively, paid in floating rate interest. Interest on the 14% Debentures is payable semi-annually on June 2 and December 2, of each year.

Coupon payments on outstanding Current Coupon Convertible Debentures are made annually on December 31. However, under the terms of the Indenture, if December 31 is not a business day, interest will be paid on the next business day which was the case for the December 31, 1995 payment. Cash interest of $27,712,000 on the Current Coupon Convertible Debentures was paid on January 2, 1996. The interest rate payable on the $213,170,000 Current Coupon Convertible Debentures outstanding as of March 31, 1996 is 13% per annum. Prior to January 1, 1995 this interest rate was 8% per annum. The Company has not repurchased any of its Convertible Debentures since 1992 and, under the terms of the 14% Debentures and Floating Rate Notes, the Company is not permitted to repurchase any of its Convertible Debentures.

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

                      ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

As of March 31, 1996, the Company had executed seven rent offset agreements with tenants. The total Rent Offset Amount at such date was $14.6 million which is below the $37.5 million threshold and, accordingly, the Borrower is not required to maintain credit support facilities for this Rent Offset Amount.

Results of Operations--The Company
The Company's principal source of revenue during the three-month period ended March 31, 1995 was loan interest income recognized on the mortgage loan. As discussed in Note 1 of the Notes to Financial Statements, loan interest income was recognized only to the extent of loan interest actually received during the three-month periods ended March 31, 1996 ($0) and 1995.

Other income for the three months ended March 31, 1996, decreased by $93,000 or 86.9%, from that of the comparable prior year period as a result of decreased cash available for investment.

Interest expense on Current Coupon Convertible Debentures for the three months ended March 31, 1996 decreased by $107,000 or 1.9%, over that of the comparable prior year period, principally as a result of the recognition of interest expense according to the effective interest method by which interest is calculated on the basis of the average interest expense on the Current Coupon Convertible Debentures through the maturity date, December 31, 2000.

Interest expense on Zero Coupon Convertible Debentures for the three months ended March 31, 1996 increased by $834,000 or 10.2%, over that of the comparable prior year period, principally as a result of accruals of interest on the increasing accretion of the principal amount of the Zero Coupon Convertible Debentures. Such accruals of interest grow at the annual rate of 10.2%.

Interest expense on the Floating Rate Notes decreased by $1,011,000 or 20.9%, from that of the comparable prior year period principally due to the decrease in interest rates and a lower principal balance outstanding between the first quarters of 1996 and 1995.

GSMC Facility interest expense during the three months ended March 31, 1996 was $1,056,000 which represents interest accrued on amounts outstanding under the GSMC Facility. (See Note 3 of the Notes to Financial Statements.)

Combined interest expense on all debt totaled $22,137,000 and $21,365,000 for each of the three-month periods ended March 31, 1996 and 1995, respectively. These amounts accounted for 77.4% and 76.5% of total expenses in each of the respective periods.

General and administrative expenses for the three months ended March 31, 1996 increased by $1,896,000 over that of the comparable prior year period, principally due to increased legal fees, investor relations related expenses and financial advisory fees, in turn principally due to actions taken as a result of the Borrower's Chapter 11 filings.

Amortization of deferred debt issuance costs for the three months ended March 31, 1996 increased by $87,000 or 10.2% due to the deferred debt issuance costs relating to the Floating Rate Notes being amortized using the effective interest method.

                      ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

Increase in liability for stock appreciation rights decreased $2,527,000 or 57% from that of the comparable prior year period, principally due to a smaller increase in the market price of the Company's Common Stock in the first quarter of 1996 when compared to the first quarter of 1995. The Company is required to adjust the SARs liability to reflect the aggregate principal amount of 14% Debentures that would have been issuable upon exchange of the SARs on March 31, 1996 and 1995. The Company will be required to make future adjustments to earnings to reflect the aggregate principal amount of 14% Debentures issuable upon exchange of the SARs based upon the current market price of the Company's Common Stock unless an amendment to the Company's Certificate of Incorporation is adopted and filed and any necessary Board resolutions are adopted which would result in an automatic exchange of SARs for Warrants (see Note 3 to the Financial Statements). Under the terms of the Merger Agreement, Whitehall has agreed not to exercise its SARs prior to the termination of the Merger Agreement unless the Company has taken action and as a result of such action the failure to exercise the SARs would adversely affect the rights of the holders of the SARs, the value of the SARs or the position of the holders of the SARs in the Company.

During the three months ended March 31, 1996 the Company incurred $450,000 of expenses related to the March 25, 1996 special meeting of stockholders.

Net loss during the three months ended March 31, 1996 and 1995 was $28,588,000 and $7,478,000, respectively, reflecting the matters discussed above.

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

PROCEEDINGS UNDER CHAPTER 11, PLAN OF REORGANIZATION

On May 11, 1995 (the "Petition Date"), Rockefeller Center Properties ("RCP") and its affiliate, RCP Associates (collectively, the "Debtors", previously referred to as the Borrower) filed voluntary petitions for reorganization under Chapter 11 (the "Chapter 11 Cases"), title 11 of the United States Code, as amended (the "Bankruptcy Code") in the United States Bankruptcy Court of the Southern District of New York (the "Bankruptcy Court"). The Chapter 11 Cases have been assigned case numbers 95 B 42089 and 95 B 42088 (PBA), respectively. The separate Chapter 11 Cases of the Debtors have been consolidated for procedural purposes and are being jointly administered pursuant to an order of the Bankruptcy Court. A statutory unsecured creditors' committee has been appointed for the Debtors.

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

On September 12, 1995, the Debtors reported to the Bankruptcy Court that they intended to transfer the Property to the Company. On February 9, 1996, Rockefeller Group, Inc. ("RGI") and the Debtors filed a Second Amended Joint Plan of Reorganization, as Modified, dated February 8, 1996 (the "Plan") calling for the transfer of the Property to the Company or an entity designated by the Company at a date that is not yet certain. Following the transfer, the Debtors will be released from all liabilities under the mortgage payable to the Company. It also is expected that all prepetition claims of RGI and its affiliates against the Debtors will be contributed to the capital of the Debtors or paid by RGI and, in each case, will no longer be obligations of the Debtors. Virtually all other creditors' prepetition claims against the Debtors will be paid in full, with interest.

The Plan provides for an account to be established with $20 million contributed by or on behalf of the Company. The balance of funds required to satisfy the obligations will be paid by RGI. This account will pay for unpaid prepetition obligations and a limited number of postpetition obligations of the Debtors. Substantially all other postpetition obligations of the Debtors have been or will be paid from the postpetition cash flow of the Property or other sources not affiliated with the Debtors or RGI. The Plan is subject to confirmation by the Bankruptcy Court. The hearing to consider confirmation of the Plan is scheduled to be held on May 20, 1996.

                      ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

Liabilities subject to compromise (all or a portion of which may be disputed by the Debtors) at March 31, 1996 consisted of the following:

    Mortgage loan payable to the Company                      $1,290,902,000
    Amounts payable to RGI and affiliates                        496,398,000
    Real estate tax refunds payable to
    tenants,
      other than RGI affiliates                                   13,237,000
    Other items, primarily trade payables                         40,577,000
                                                               -------------
                                                              $1,841,114,000
                                                               =============

The mortgage loan payable to the Company includes interest accrued through the Petition Date and has been recorded net of direct costs including the unamortized original issue discount and the unamortized mortgage recording tax related to the mortgage loan. Payables to RGI affiliates consist primarily of interest-free overdrafts in the cash management system, a loan payable to RGI, brokerage commissions payable to Rockefeller Center Management Corporation, and other expenses paid by RGI affiliates on behalf of the Debtors.

Liabilities subject to compromise under reorganization proceedings include the Debtors' present estimates of substantially all liabilities as of the Petition Date. Payment of all liabilities has been stayed while the Debtors continue to operate their business as debtors-in-possession. Pursuant to a court order, priority prepetition claims for wages, salaries, and benefits were paid. Additional bankruptcy claims and prepetition liabilities may arise by termination of contractual obligations, Bankruptcy Court determination of allowed claims, and as certain contingent and/or potentially disputed prepetition claims are settled for amounts which may differ from those shown in the combined balance sheet. The Court set September 13, 1995 as the last day for filing proofs of claim for prepetition claims. With certain exceptions, creditors have been barred from filing prepetition claims subsequent to that date. The Debtors have received claims with aggregate amounts substantially in excess of those recorded at the Petition Date. The Debtors are reconciling these claims to their records and do not expect that the resolution of these matters will result in liabilities materially in excess of those recorded at the Petition Date.

On October 30, 1995, the Bankruptcy Court approved an $80 million Debtor-In-Possession Revolving Credit Agreement (the "Facility") which may be used to fund tenant improvements, leasing commissions, required capital expenditures, and other permitted working capital needs of the Debtors. A total of $40 million of the Facility may be used in the form of letters of credit. The Facility is secured by a first mortgage on the Property which is senior to the existing mortgage held by the Company. The Facility matures on the earlier of December 31, 1996 or upon the substantial consummation of a plan of reorganization. The Debtors have the option of choosing either a prime rate or a LIBOR-based interest rate. As of March 31, 1996, no drawdowns against the Facility had been taken; however, a total of $10 million in letters of credit had been issued against the Facility.

The financial statements of the Debtors, from which this information is derived, have been prepared on a going concern basis and reflect the combined historical cost basis of the Debtors in their assets and liabilities. The transfer of the Property to the Company is subject to the approval of the Bankruptcy Court. This transfer of the Property and the related release of the mortgage loan and cancellation of the indebtedness to the Company and RGI and its affiliates, if consummated, will result in substantial non-cash gains to the Debtors. Further, upon consummation of these transactions, the Debtors will either cease their business activities or control of the Debtors will vest with parties other than RGI. These conditions raise substantial doubt as to the ability of the Debtors to continue as going concerns. The financial statements of the Debtors do not include any adjustments which would

                      ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

be required to reflect the transfer of the Property to the Company, the wind-down of the affairs of the Debtors, or any change in control which may occur with respect to the Debtors. In the event the transfer of the Property is not approved and the Property is foreclosed upon, other adjustments would be required. These adjustments could be material.

                      ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

RESULTS OF OPERATIONS - THE PROPERTY

The operating results of the Property during the quarter ended March 31, 1996 and 1995 are presented in summary form in the table below:


                                                                              ($ In Thousands)
                                                                                (Unaudited)
                                                                             Three months ended
                                                                                 March 31,
 (In thousands)                                                        1996                 1995
                                                                   ---------------      --------------
Gross revenue:
      Fixed and percentage rents                                         $43,086             $44,102
      Operating and real estate tax escalation                             4,382               4,301
      Consideration revenues                                                  73                 540
      Sales and service revenues                                           4,265               3,704
                                                                   -------------        ------------
                                                                          51,806              52,647
                                                                   -------------        ------------
Operating expenses:
      Real estate taxes                                                    8,392               9,822
      Utilities                                                            5,842               4,769
      Maintenance and engineering                                          7,137               7,829
      Other operating expenses                                             9,454               9,332
      Depreciation and amortization                                        7,837               6,710
      Management fee                                                       1,875                 678
      General and administrative                                           1,025               1,165
                                                                   -------------        ------------
                                                                          41,562              40,305
                                                                   -------------        ------------

Earnings before interest and reorganization items                         10,244              12,342

Interest expense, net                                                          -              31,007

Earnings (loss) before reorganization items                               10,244             (18,665)

Reorganization items:
      Professional fees and expenses                                          99                   -
       Debtors-in-possession financing fees                                   57                   -
       Interest income                                                      (398)                  -
                                                                   -------------        ------------
Total reorganization items                                                  (242)                  -
                                                                   -------------        ------------


Net income (loss)                                                        $10,486            ($18,665)
                                                                     ===========        =============


                      ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)


The gross revenue of the Property for the quarter ended March 31, 1996 decreased by $.8 million or 2% from the comparable prior-year period. This decrease in gross revenue was a result of lower fixed rent and decreased consideration revenue. This decrease was offset partially by increased sales and service revenue. The decrease in fixed rent reflects the increase in the vacancy rate from 9.9% to 12.8%. Consideration revenue consists principally of one-time payments negotiated by tenants for the right to cancel their leases prior to scheduled termination dates. Sales and service revenue increased primarily as a result of greater overtime air-conditioning sales.

The following table shows the occupancy rates for the Property at specified dates:

    June 30, 1994         -  96.1%       June 30, 1995          -  88.3%
    October 1, 1994       -  90.4%       September 30, 1995     -  89.1%
    December 31, 1994     -  90.2%       December 31, 1995      -  86.3%
    March 31, 1995        -  90.1%       March 31, 1996         -  87.2%

The March 31, 1996 occupancy rate reflected a total of 793,000 square feet of vacant space resulting in large measure from the significant turnover of leases which expired on September 30, 1994. Leasing activity at the Property was also adversely affected by the Debtors' filing of the Chapter 11 Cases. In addition, a total of 183,000 square feet will become available during the remainder of 1996. Releasing the space will represent a significant challenge which may involve ongoing high levels of expenditures for tenant work and concessions.

During the three months ended March 31, 1996, 39 leases covering approximately 153,000 square feet of office, retail, and storage space were concluded and took effect at net effective annual fixed rents averaging $35.85 per square foot. The net effective annual rental rates for office space, which accounted for approximately 106,000 square feet of the total area leased, averaged $31.11 per square foot. This amount compared to a net effective rental rate of $31.64 per square foot for office space leases signed during all of 1995. Net effective annual rental rates reflect the present value of base rental payments less the current and future expenditures for tenant improvements, concessions, and brokerage commissions. The gross rental rates for the office space leases that were concluded and took effect during the three months ended March 31, 1996 averaged $42.95 per square foot (compared with $36.48 per square foot for office space leases signed during all of 1995). The actual rate at which each lease was executed depended upon its location within the Property, type of space leased, length of lease term, and other factors. Of the approximately 106,000 square feet of office space leased during the three months ended March 31, 1996, approximately 19,000 square feet represented renewals of existing tenants at an average gross rental rate of $39.53 per square foot. The combined fixed rent and escalation payments prior to lease renewal for these renewing tenants had averaged $39.06 per square foot.

                      ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

The following table shows selected lease expiration information for the Property as of March 31, 1996 and has been furnished to the Company by the Debtors. Lease turnover during the remaining term of the mortgage loan could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal rents and rental income will be affected significantly by market conditions at the time and by the terms at which the Debtors can then lease space.



                                         Number of                              Percentage of
Year                                  leases expiring      Area (sq.ft.)     total rentable area
- ----                                  ---------------      -------------     -------------------
1996 (April 1 to December 31)               71               182,744                2.95%
1997                                        59               127,839                2.07%
1998                                        69               223,264                3.61%
1999                                        62               167,690                2.71%
2000                                        61               398,938                6.45%
2001                                        20                43,305                0.70%
2002                                        22               136,725                2.21%
2003                                        24                94,431                1.53%
2004                                        70               393,135                6.36%
2005                                        29               301,606                4.88%
2006                                        24               203,985                3.30%
2007                                        10               101,770                1.65%
2008                                        10               165,608                2.68%
2009                                        46               481,408                7.78%
2010                                         7                95,852                1.55%
2012                                         3               256,725                4.15%
2013                                         2                51,598                0.83%
2014                                         3               292,583                4.72%
2015                                         1                14,015                0.23%
2016                                         3                 7,485                0.12%
2017                                         1                43,575                0.70%
2019                                         1                 2,266                0.04%
2020                                         2                94,595                1.53%
2022                                         4             1,295,608               20.95%
Space under temporary occupancy            N/A               128,386                2.08%
Vacant space                               N/A               792,602               12.80%
Space occupied by the Debtors              N/A                87,760                1.42%
                                           ---             ---------              -------
                                           604             6,185,498               100.0%
                                           ===             =========              =======

During the quarter ended March 31, 1996, the operating expenses of the Property increased by $1.3 million or 3% from the comparable prior-year period. This increase was primarily the result of increased management fees ($1.2 million), higher depreciation and amortization (increase of $1.1 million), and increased utility costs ($1.1 million). These increases were offset partially by lower real estate taxes ($1.4 million) and decreased maintenance and engineering expenses ($.7 million).

                      ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

Management fees increased as a result of a renegotiated fee schedule. Depreciation and amortization charges increased as a result of a higher fixed asset base which included expenditures required by the Loan Agreement, other capital expenditures, and improvements to tenant spaces necessitated by lease commitments. The higher utility costs reflected an increase in steam consumption as a result of the cold winter.

The reduction in real estate taxes resulted primarily from a decrease in the assessed valuation of the Property. On June 29, 1995 the Bankruptcy Court approved a settlement between the Debtors and New York City that incorporated a reduction in the assessed valuation of the Property. The agreement covered the period from July 1, 1989 through June 30, 1995. The statement of operations as of March 31, 1996 reflects this reduction in assessed valuation. The reduction in maintenance and engineering costs was attributable to decreased building maintenance expenditures and lower labor costs as a result of a strike by certain union employees.

As a result of the foregoing, earnings before interest and reorganization items for the quarter ended March 31, 1996 decreased $2.1 million or 17%.

Interest expense, net during the quarter ended March 31, 1996, decreased $31 million. Interest expense accruals ceased on May 11, 1995 as a result of the bankruptcy proceedings.


CASH FLOW-THE PROPERTY

Because of the cessation of interest payments to the Company after May 11, 1995 as a result of the bankruptcy proceedings, for the quarter ended March 31, 1996, the Property experienced an operating cash surplus before reorganization items of $4.7 million. During the quarter ended March 31, 1995, the property experienced an operating cash deficit amounting to $18.9 million after interest payments of $20.3 million to the Company. This increase of $23.6 million in the operating cash flow surplus primarily reflected a decrease in interest paid to the Company ($20.3 million) and a net decrease in lease incentives associated with new and renewal tenants ($5.9 million). These factors were offset partially by decreased earnings before interest ($2.1 million) and lower levels of net working capital ($.5 million).

The Debtors also expended funds for capital improvements to the Property, tenant improvements, and leasing commissions as follows:

 (In thousands)                                  Quarters ended March 31,
                                              ------------------------------
                                                  1996              1995
                                              -----------       ------------
Tenant improvements                              $5,093            $26,804
Capital improvements                              4,625              2,792
Leasing commissions (including legal fees)        1,392              2,147
Cash held in escrow for lease obligations        (2,981)                 -
                                              ---------          ---------
                                                 $8,129            $31,743
                                              =========          =========


The funds expended for tenant improvements for the quarter ended March 31, 1995 resulted in large measure from the significant turnover of leases which expired on September 30, 1995.

                      ROCKEFELLER CENTER PROPERTIES, INC.
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

The mortgage loan agreement provides for the establishment of loans for the cumulative portion of capital improvements made by the Debtors in excess of amounts specified in the Loan Agreement. The cumulative amounts of excess capital improvements totaled $126.7 million at March 31, 1996 and 1995, respectively. These excess capital improvement loans are deemed to be made to the Debtors by its partners and bear interest at 80% of the prime rate (as defined), compounded quarterly. Interest charges on excess capital improvement loans are added to the loan principal at the end of each year. At March 31, 1996 and 1995 the amount of excess capital improvement loans (including accrued interest) totaled $164.6 million and $160.7 million, respectively. As a result of the bankruptcy proceedings, interest has not been accrued since the Petition Date.

The results of operations of the Property as of March 31, 1995 reflects non-cash interest charges of $2.7 million, relating to interest on these excess capital improvement loans.

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

               ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES
                             DEBTORS-IN-POSSESSION

                            COMBINED BALANCE SHEET
                                (In thousands)

ASSETS                                                         March 31,1996      December 31, 1995
                                                               -------------      -----------------
                                                                (UNAUDITED)
Current assets:
    Cash and cash equivalents                                     $23,101               $26,171
    Cash held in escrow for lease obligations                         318                 3,299
    Accounts receivable, less allowance for
       doubtful accounts of $2,538 and $2,607                      14,529                 9,307
    Due from RGI affiliates                                         3,776                 2,205
    Prepaid real estate taxes                                       9,040                     -
    Real estate tax refund receivable                                   -                 9,735
    Other current assets                                              875                 1,132
                                                                  -------               -------
                                                                   51,639                51,849
Fixed assets, at cost:
    Land                                                          402,419               402,419
    Buildings                                                     513,329               510,716
    Furniture, fixtures and equipment                              26,960                26,813
                                                                   ------                ------
                                                                  942,708               939,948
       Less accumulated depreciation                             (233,212)             (229,021)
                                                                  -------               -------
                                                                  709,496               710,927
Deferred renting expenses, less accumulated
 amortization of $28,971 and $30,978                              150,741               148,879
Lease incentives                                                   78,354                72,500
Other assets                                                        2,801                 2,892
                                                                 --------              --------

          Total assets                                           $993,031              $987,047
                                                                 ========              ========

LIABILITIES AND PARTNERS' CAPITAL
 DEFICIENCY

Current liabilities not subject to compromise:
   Accounts payable and accrued expenses                           $7,348               $11,822
   Due to RGI affiliates                                            2,210                 2,238
Liabilities subject to compromise                               1,841,114             1,841,114
Partners' capital deficiency                                     (857,641)             (868,127)
                                                                ---------             ---------

     Total liabilities and partners' capital deficiency          $993,031              $987,047
                                                                =========             =========


               Supplemental information provided by the Debtors.

               ROCKEFELLER CENTER PROPERTIES AND RCP ASSOCIATES
                             DEBTORS-IN-POSSESSION

                       COMBINED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (UNAUDITED)


                                                                                 Quarters ended March 31,
                                                                                 ------------------------
                                                                                 1996                1995
                                                                                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings (loss) before reorganization items                                   $10,244           ($18,665)
  Adjustments to reconcile net income to
   net cash used in operating activities:
     Depreciation and amortization                                                7,837              6,710
     Real estate tax refund receivable                                            9,735                  -
     Decrease in other assets                                                       348                127
     Decrease (increase) in accounts payable and accrued expenses                (1,782)             3,423
     Increase in interest payable                                                    -              10,661
     Increase in lease incentives, net                                           (5,854)           (11,714)
     Increase (decrease) in accounts receivable                                  (6,793)             1,205
     Increase in prepaid real estate taxes                                       (9,040)           (10,694)
                                                                                  -----             ------
         NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES BEFORE REORGANIZATION ITEMS                                4,695            (18,947)

  OPERATING CASH FLOWS FROM REORGANIZATION ITEMS
     Professional fees and expenses paid                                            (34)                 -
     Interest income                                                                398                  -
                                                                                    ---         ----------
         NET CASH PROVIDED BY REORGANIZATION ITEMS                                  364                  -
                                                                                    ---         ----------
         NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES                                                            5,059            (18,947)
                                                                                  -----             ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (4,625)            (2,792)
  Deferred renting expenses paid                                                 (6,485)           (28,951)
  Decrease in cash held in escrow for tenant lease obligations                    2,981                  -
                                                                                  -----             ------
        NET CASH USED IN INVESTING ACTIVITIES                                    (8,129)           (31,743)
                                                                                  -----             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received from RGI affiliates                                                   -             50,690
                                                                                  -----             ------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                     -             50,690
                                                                                  -----             ------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                    (3,070)                 -
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   26,171                  3
                                                                                 ------                  -
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $23,101                 $3
                                                                                 ======                  =

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                      $      -            $20,339
                                                                                 ======             ======


                      ROCKEFELLER CENTER PROPERTIES, INC.
                          PART II.--OTHER INFORMATION

ITEM 1. Legal Proceedings
        On January 23, 1995, Bear, Stearns & Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation commenced an action against the Company in the Supreme Court of New York, County of New York. The plaintiffs allege that the Company breached a contract relating to the plaintiff's provision of investment banking services to the Company in connection with a proposed 1994 transaction. The plaintiffs seek $5,062,500, plus costs, attorneys' fees and interest. The Supreme Court of New York denied the Company's motion to dismiss the complaint on September 21, 1995. On October 10, 1995, the Company filed an answer to the complaint which denied the plaintiffs' allegations and asserted numerous affirmative defenses. The Company intends to vigorously contest the plaintiffs' claims.

        On May 11, 1995 the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York as described in Note 1.

        On May 24, 1995, Jerry Krim commenced an action encaptioned Krim v. Rockefeller Center Properties, Inc. and Peter D. Linneman. On June 7, 1995, Kathy Knight and Moishe Malamud commenced an action encaptioned Knight, et al. v. Rockefeller Center Properties, Inc. and Peter D. Linneman. Both actions were filed in the United States District Court for the Southern District of New York and purport to be brought on behalf of a class of plaintiffs comprised of all persons who purchased the Company's common stock between March 20, 1995 and May 10, 1995. The complaints allege that the Company and Dr. Linneman violated the federal securities laws by their purported failure to disclose, prior to May 11, 1995, that the Borrower would file for bankruptcy protection. The cases have been consolidated. On July 28, 1995, the Company and Dr. Linneman filed answers to the complaints denying plaintiffs' substantive allegations and asserting numerous affirmative defenses. On September 22, 1995, plaintiffs served an Amended Class Action Complaint adding the Company's remaining directors and its president as defendants. In addition to the foregoing claims, the Amended Complaint also asserts a cause of action for breach by the Company's directors and its president of their fiduciary duties by approving the Agreement and Plan of Combination dated as of September 11, 1995, between the Company and Equity Office Holdings, L.L.C. ("EOH") (the "Combination Agreement"). The plaintiffs are seeking damages in such amount as may be proved at trial. Plaintiffs are also seeking injunctive relief, plus costs, attorneys' fees and interest. The Company intends to vigorously contest these actions.

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

                      ROCKEFELLER CENTER PROPERTIES, INC.
                     PART II - OTHER INFORMATION (cont'd)

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

        On February 29, 1996, Charal Investment Company, Inc. filed a new action in the Delaware Court of Chancery purporting to assert both derivative and class counts. The derivative count alleges claims substantially identical to those set forth in Charal's July 6, 1995 complaint, which claims were the subject of the Board's rejection of plaintiff's pre-suit demand. The class count alleges that the directors failed to consider the value of the derivative claims in connection with the Board's evaluation of the fairness of the proposed Merger. The Company is named only as a nominal defendant in this action. To the extent that any relief is sought against the Company, the Company intends to vigorously contest the action.

        On July 31, 1995, L.L. Capital Partners, L.P. commenced an action against the Company in the United States District Court in the Southern District of New York. The plaintiff alleges that, in a Company prospectus dated November 3, 1993, the Company failed to disclose its purported belief that the Rockefeller Interests and Mitsubishi Estate would cease to fund the Borrower's cash flow shortfalls. The plaintiff seeks recovery under Section 12(2) of the Securities Act of 1933, Section 10(b) of, and Rule 10b-5 under the Exchange Act and the common law. In September 1995, counsel for the Company filed a motion to dismiss this action for failure to state a claim. On April 16, 1996, the Court granted the Company's motion and dismissed the complaint. On May 3, 1996, plaintiff moved to vacate the Court's dismissal and for leave to file an Amended Complaint.

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

                      ROCKEFELLER CENTER PROPERTIES, INC.
                     PART II - OTHER INFORMATION (cont'd)

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

        On February 28, 1996, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III ("ZML") filed a complaint and a motion for a preliminary injunction against the Company. The action is captioned Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III v. Rockefeller Center Properties, Inc., 96 Civ. 1445, and is pending in the United States Federal District Court for the Southern District of New York. The complaint alleges that the Company breached the investment agreement dated as of August 18, 1995, between the Company and ZML (the "ZML Investment Agreement") by failing to sell to ZML 1,788,908 shares of Common Stock and by failing to appoint a person designated by ZML to the Company's Board of Directors. ZML seeks specific performance of the ZML Investment Agreement. On March 21, 1996, the Court denied ZML's motion for injunctive relief. The Company intends to vigorously contest the action and the Company does not believe that ZML is entitled to the relief requested. On April 3, 1996, ZML informed the Company that ZML would move to dismiss the action on the basis of a purported lack of federal subject matter jurisdiction. On April 3, 1996, ZML also filed an action in the Circuit Court of Cook County, Illinois, captioned Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III v. Rockefeller Center Properties, Inc., et al., Case No. 96 CH 03341, alleging claims that are virtually identical to those alleged in ZML's February 28, 1996, complaint. In addition, on April 3, 1996, EOH filed a separate action in the Circuit Court of Cook County, Illinois, captioned Equity Office Holdings, L.L.C. v. Rockefeller Center Properties, Inc., Case No. 96 CH 03342, for declaratory judgment that the Company is obligated to pay EOH a break-up fee and reimburse certain expenses in accordance with the terms of the Combination Agreement. The Company intends to vigorously defend those actions and does not believe that ZML or EOH is entitled to the relief requested. On April 4, 1996, the Company filed an action in the Supreme Court in the State of New York, New York County, captioned Rockefeller Center Properties, Inc., v. Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III and Equity Office Holdings L.L.C., Index No. 106176/96, seeking a declaratory judgment that the Company has not breached the ZML Investment Agreement and that the Company is not obligated to pay EOH or any of its affiliates a break-up fee or reimburse certain expenses under the terms of the Combination Agreement. The Company also seeks monetary damages in an amount to be determined at trial.

        The Company does not expect the outcome of the above litigation to have a material effect on the financial condition of the Company.


ITEM 4. Submission of Matters to a Vote of Security Holders

    (a) The Company held a special meeting of stockholders on March 25, 1996 (the "Special Meeting").

                      ROCKEFELLER CENTER PROPERTIES, INC.
                      PART II - OTHER INFORMATION (cont'd)

    (c) At the Special Meeting, stockholders were asked to approve and adopt a Merger Agreement between the Company and the Investor Group. Under the terms of the Merger Agreement, the Company's stockholders will receive $8.00 in cash for each of their shares of the Company's Common Stock other than Excluded Shares (as defined in the Merger Agreement) following the consummation of the transactions contemplated by the Merger Agreement. This proposal was approved. The following table sets forth the number of votes cast for and against, as well as the number of abstentions and broker non-votes on this item:

                For         Against     Abstentions     Broker Non-Votes
             22,772,770    1,825,358      573,788               0


ITEM 6. Exhibits and Reports on Form 8-K

    (b) Reports on Form 8-K
        A report on Form 8-K was filed on February 22, 1996, reporting events under Item 5 and Item 7 of Form 8-K.

        A report on Form 8-K was filed on March 5, 1996, reporting events under
        Item 5 and Item 7 of Form 8-K.

                      ROCKEFELLER CENTER PROPERTIES, INC.


                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ROCKEFELLER CENTER PROPERTIES, INC.



Date:   May 15, 1996                 By:  /s/ Richard M. Scarlata
                                          ----------------------------
                                          Richard M. Scarlata
                                          President and Chief Executive Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)