Form 10-Q
period 1996-06-30
ROCKEFELLER CENTER PROPERTIES INC
filed 1996-08-14
CIK 773652

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                                 OR

[   ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number 1-8971*
                       -------

                                      RCPI Trust*
                      --------------------------------------
                (Exact name of registrant as specified in its charter)

                 Delaware                                    13-7087445
      -------------------------------            ------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

                         c/o Tishman Speyer Properties, L.P.
                  1230 Avenue of the Americas, New York, N.Y. 10020
               ---------------------------------------------------
                 (Address of principal executive offices) (Zip Code)


                                    (212) 332-6535
           ----------------------------------------------------------
                 (Registrant's telephone number, including area code)



          ------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X*    No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at August 14, 1996
- -------------------------                    ------------------------------
Trust Ownership Interests                                   2


* As successor in interest to Rockefeller Center Properties, Inc.
  (Commission File No. 1-8971)

                         ROCKEFELLER CENTER PROPERTIES, INC.


INDEX

PART I--FINANCIAL INFORMATION                                              PAGE
                                                                           ----
ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring items except as described in Note 1) necessary for a fair presentation have been included.

               Balance Sheets as of June 30, 1996 (unaudited) and
               December 31, 1995                                             3

               Statements of Operations for the quarters and six months
               ended June 30, 1996 and 1995 (unaudited)                      4

               Statements of Cash Flows for the quarters and six months
               ended June 30, 1996 and 1995 (unaudited)                      5

               Notes to Financial Statements (unaudited)                     6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS                                        14

               Supplemental information provided by the Debtors             23


PART II--OTHER INFORMATION                                                  26


SIGNATURES                                                                  30

PART I--FINANCIAL INFORMATION
        ITEM 1.  Financial Statements

                         ROCKEFELLER CENTER PROPERTIES, INC.
                                    BALANCE SHEETS
                                   ($ in thousands)

                                              JUNE 30, 1996  DECEMBER 31, 1995
                                              -------------  -----------------
                                               (Unaudited)

ASSETS
- ------
Loan receivable and interest
   receivable, net of valuation
   reserve of $74,000 and unamortized
   discount of $34,906                            $1,176,220      $1,176,220
Deferred debt issuance costs, net                     10,656          12,421
Cash and cash equivalents                                996           1,298
Other assets                                           1,179             837
                                                  ----------      ----------
             Total Assets                         $1,189,051      $1,190,776
                                                  ----------      ----------
                                                  ----------      ----------
LIABILITIES AND STOCKHOLDER'S EQUITY
- ------------------------------------
Liabilities:
   Current coupon convertible
     debentures due 2000                          $  213,170      $  213,170
   Zero coupon convertible
     debentures due 2000, net of
     unamortized discount of $207,931
     and $225,902                                    378,254         360,283
   Floating rate notes due 2000                      116,296         116,296
   14% debentures due 2007, net of
     unamortized discount of $4,103
     and $4,282                                       70,897          70,718
   GSMC facility                                      57,900          10,200
   Accrued interest payable                           47,621          61,914
   Stock appreciation rights                          15,335          13,406
   Accounts payable and accrued
     expenses                                          1,027           3,027
   Accrued transaction costs and
     expenses                                         18,540          25,163
                                                  ----------      ----------
        Total Liabilities                         $  919,040     $   874,177
                                                  ----------      ----------
Contingencies

Stockholders' Equity:
   Common stock, $.01 par value:
      150,000,000 shares authorized,
      38,260,704 shares issued and
      outstanding                                 $      383     $       383
   Additional paid-in capital                        707,545         707,545
   Distributions to stockholders in
      excess of net income                          (437,917)       (391,329)
                                                  ----------      ----------
        Total Stockholders' Equity                   270,011         316,599
                                                  ----------      ----------
        Total Liabilities and Stockholders'
    Equity                                        $1,189,051      $1,190,776
                                                  ----------      ----------
                                                  ----------      ----------
SEE NOTES TO FINANCIAL STATEMENTS.

                         ROCKEFELLER CENTER PROPERTIES, INC.
                               STATEMENTS OF OPERATIONS
                       ($ in thousands, except for share data)
                                     (UNAUDITED)




                                                    QUARTERS ENDED               SIX MONTHS ENDED
                                                       JUNE 30                        JUNE 30
                                                 1996           1995           1996           1995
                                              --------       --------       --------       --------
Revenues:
   Loan interest income (1)                          -              -              -        $20,339
   Short term investment and portfolio
     income                                         22            339             36            446
                                              --------       --------       --------       --------
                                                    22            339             36         20,785
                                              --------       --------       --------       --------
Expenses:
  Interest Expense:
   Current coupon convertible debentures         5,511          5,618         11,022         11,236
   Zero coupon convertible debentures            8,985          8,152         17,971         16,304
   14% Debentures                                2,739          2,751          5,489          5,501
   Floating rate notes                           3,808          4,682          7,642          9,527
   GSMC facility                                 1,323              -          2,379              -
                                              --------       --------       --------       --------
                                                22,366         21,203         44,503         42,568

   General and administrative                    1,479          1,933          4,652          3,209
   Amortization of deferred debt
     issuance costs                                829            883          1,765          1,732
   Increase (reduction) in stock appreciation
     rights liability                               22         (5,862)         1,929         (1,428)
   Effects of execution and delivery of merger
     agreement                                  (6,623)             -         (6,623)             -
   Expenses related to the March 25, 1996
     special meeting of stockholders               (51)             -            398              -
                                              --------       --------       --------       --------
                                                18,022         18,157         46,624         46,081
                                              --------       --------       --------       --------
Net (loss)                                    ($18,000)      ($17,818)      ($46,588)      ($25,296)
                                              --------       --------       --------       --------
                                              --------       --------       --------       --------
Net (loss) per share                            ($0.47)        ($0.46)        ($1.22)        ($0.66)
                                              --------       --------       --------       --------
                                              --------       --------       --------       --------




(1) Loan interest income for the quarter and six months ended June 30, 1996 and 1995 is presented on a cash basis, see Note 1.


                          SEE NOTES TO FINANCIAL STATEMENTS.

                         ROCKEFELLER CENTER PROPERTIES, INC.
                               STATEMENTS OF CASH FLOWS
                                   ($ in thousands)
                                     (UNAUDITED)

                                                   SIX MONTHS ENDED JUNE 30,
                                                     1996              1995
                                                 -----------      ------------
Cash flows from operating activities:
   Loan interest received                        $      -            $ 20,339
   Short term investment, portfolio and
     other interest income received                    36                 249
   Interest paid on current coupon
     convertible debentures                       (27,712)                  -
   Interest paid on floating rate notes            (7,626)             (8,762)
   Interest paid on 14% debentures                 (5,308)             (4,521)
   Payments for accounts payable, accrued
     expenses and other assets                     (7,392)             (3,890)
                                                 --------            --------
 Net cash (used in) provided by operating
   activities                                     (48,002)              3,415
                                                 --------            --------
Cash flows from investing activities:
   Draw downs on letter of credit support               -              50,000
                                                 --------            --------
 Net cash provided by investing activities              -              50,000
                                                 --------            --------

Cash flows from financing activities:
   Dividends paid                                       -              (5,739)
   Net proceeds from GSMC facility                 47,700                   -
                                                 --------            --------
 Net cash provided by (used in) financing
   activities                                      47,700              (5,739)
                                                 --------            --------
Net (decrease) increase in cash                      (302)             47,676
Cash and cash equivalents at the beginning
  of the period                                     1,298               2,897
                                                 --------            --------
Cash and cash equivalents at the end
  of the period                                  $    996            $ 50,573
                                                 --------            --------
                                                 --------            --------
Reconciliation of Net Loss to Net Cash
  Provided by Operating Activities:

Net loss                                         ($46,588)           ($25,296)
Adjustments to reconcile net loss to
  net cash (used in) provided by operating
  activities:
   Amortization of discount:
     Zero coupon convertible debentures            17,971              16,304
     14% Debentures                                   179                 179
   Increase in interest receivable and
     amortization of loan receivable
     discount, net                                      -                (199)
   Decrease in deferred debt issuance costs
     and other assets, net                          1,423               1,442
   (Decrease) Increase in accrued interest
     payable and amortized unpaid discount
     on commercial paper                          (14,293)             12,803
   Increase (decrease) in stock appreciation
     rights liability                               1,929              (1,428)
  (Decrease) in accounts payable, accrued
    expenses and accrued transaction costs
    and expenses                                   (8,623)               (390)
                                                 --------            --------
 Net cash (used in) provided by operating
   activities                                    ($48,002)            $ 3,415
                                                 --------            --------
                                                 --------            --------


                          SEE NOTES TO FINANCIAL STATEMENTS.

                         ROCKEFELLER CENTER PROPERTIES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.   ORGANIZATION AND PURPOSE

     RCPI Trust, a Delaware business trust ("RCPI Trust"), is the successor in interest to Rockefeller Center Properties, Inc. (the "Company"), which was formed to permit public investment in two convertible, participating mortgages on the 12 original landmarked buildings in Rockefeller Center (the "Property"). From the proceeds of its offering of Common Stock (the "Common Stock") and the offerings of its Current Coupon Convertible Debentures due 2000 and Zero Coupon Convertible Debentures due 2000 (collectively, the "Convertible Debentures"), the Company made a $1.3 billion convertible, participating mortgage loan to two partnerships, Rockefeller Center Properties and RCP Associates (collectively, the "Borrower"). The partners of the Borrower are Rockefeller Group, Inc. ("RGI") and Radio City Music Hall Productions, Inc. ("RCMHP"), a wholly owned subsidiary of RGI. Mitsubishi Estate Company, Ltd. controls an 80% equity interest in RGI, and Rockefeller Family interests hold the remaining 20%. As of June 30, 1996 the Borrower owned the Property. In December 1994 the Company issued floating rate notes ("Floating Rate Notes") due December 31, 2000 and 14% debentures ("14% Debentures") due December 31, 2007 and warrants ("Warrants") and stock appreciation rights ("SARs") expiring December 31, 2007. On July 10, 1996, pursuant to the Merger Agreement (defined below) RCPI Merger Inc. was merged with and into the Company and RCPI Trust acquired all of the assets and liabilities of the Company. On July 17, 1996, RCPI Trust acquired the Property from the Borrower pursuant to the Second Amended Joint Plan of Reorganization of the Borrower. See Note 7.

     STATUS OF THE BORROWER

     On May 11, 1995, the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company's only significant source of income prior to its acquisition of the Property on July 17, 1996 was interest received on the mortgage loan from the Borrower. As a result of these filings, the Company did not receive any interest payments from the Borrower during the quarter ended June 30, 1996. The Borrower and RGI filed a Chapter 11 reorganization plan (the "Chapter 11 Plan") for the Borrower that contemplated that ownership of the Property would be turned over to the Company or its designee upon consummation of the Chapter 11 Plan. Pursuant to the order of the Bankruptcy Court the Chapter 11 Plan was confirmed on May 29, 1996 and became effective on July 17, 1996 upon the transfer of the Property by the Borrower to RCPI Trust.

     MERGER AGREEMENT

     Pursuant to an Agreement and Plan of Merger, dated as of November 7, 1995, entered into between the Company and a group of investors (the "Investor Group") the members of which are Exor Group S.A., David Rockefeller, Rockprop, L.L.C., Troutlet Investments Corporation, Gribble Investments (Tortola) BVI, Inc., Weevil Investments (Tortola) BVI, Inc. and Whitehall Street Real Estate Limited Partnership V ("Whitehall"), as amended by Amendment No. 1 thereto dated as of February 12, 1996, Amendment No. 2 thereto dated as of April 25, 1996, Amendment No. 3 thereto dated as of May 29, 1996 and Amendment No. 4 thereto dated as of June 30, 1996, (as so amended, the "Merger Agreement"), RCPI Merger Inc. was merged (the "Merger") with and into the Company and the Company became a subsidiary of RCPI Holdings Inc., a Delaware corporation controlled by the Investor Group. See Note 7.

     In addition, under the Merger Agreement, Goldman Sachs Mortgage Company ("GSMC"), which is a party to the Merger Agreement for this purpose, agreed to make a line of credit available to the Company (the "GSMC Facility") during the period between November 7, 1995 and the earlier of (1) the consummation of the merger contemplated by the Merger Agreement or (2) any termination of the Merger Agreement. Such credit was secured on the same basis as the Floating Rate Notes and the 14% Debentures, but would accrue interest at the rate of 10% per annum (compounded quarterly) and be prepayable at any time without penalty. If borrowings under the GSMC Facility had not been repaid by the earlier of July 19, 1996, or any termination of the Merger Agreement in specified circumstances, such borrowings would have become subject to the same terms and conditions as those applicable to the Floating

     Rate Notes.
     The Company had borrowed a total of $57.9 million under the GSMC Facility as of June 30, 1996 and a total of $63.7 million as of July 15, 1996. The total amount borrowed including accrued interest was repaid on July 17, 1996.

     Subsequent to December 31, 1994 and prior to the execution and delivery of the Merger Agreement, the Company had based the value assigned to the Property and hence to the mortgage loan on an independent appraisal as of December 31, 1994, which was supported by a concurring review. The appraisal, at that time, gave the clearest indication as to the value of the Property. However, the terms of the Merger Agreement could be considered to indicate that the market value of the Property now may be less than the carrying value of the mortgage loan as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Accordingly, as reported in the Company's quarterly report for the quarter ended September 30, 1995, the Company reflected a valuation reserve, totaling $74 million, to reduce the carrying value of the mortgage loan to reflect the economics of the transactions contemplated by the Merger Agreement. During the quarter ended September 30, 1995, the Company recorded certain transaction costs and expenses aggregating $25.3 million, which reflected the breakup fee related to the termination of a Combination Agreement, professional fees, and certain liquidation expenses and other liabilities specifically provided for in the Merger Agreement. During the quarter ended June 30, 1996, this liability was adjusted to more accurately reflect the amounts actually paid upon consummation of the Merger and amounts remaining unpaid. As a result, a credit of $6.6 million is reflected in total expenses for the quarter ended June 30, 1996.

2.   LOAN RECEIVABLE AND INTEREST INCOME

     The mortgage loan, which was in the face amount of $1.3 billion, was made pursuant to a Loan Agreement between the Company and the Borrower on September 19, 1985 (as amended, the "Loan Agreement"), and was evidenced by two notes (collectively, as amended, the "Note"). Following the Borrower's failure to make the interest payment due on May 31, 1995, the Company drew down the full amount available under the $50 million of letters of credit which supported, among other things, payment of Base Interest, (as defined) on the mortgage loan. Due to the significant uncertainties caused by the borrower's Chapter 11 filings and solely for accounting purposes, this $50 million was applied to reduce the carrying value of the mortgage loan to $1.25 billion. The Company further reduced the carrying value of the mortgage loan by $74 million to reflect the economics of the transactions contemplated by the Merger Agreement. Due to the significant uncertainties created by the Borrower's Chapter 11 filings, the Company limited recognition of income on the mortgage loan for the year ended December 31, 1995 and the six months ended June 30, 1996 to the cash actually received from the Borrower during this period.

     The mortgage loan was secured by leasehold mortgages on the entire Property in the aggregate amount of $1.3 billion. The mortgage loan was further secured by a recorded assignment of rents pursuant to which the Borrower has assigned to the Company, as security for repayment of the mortgage loan, the Borrower's rights to collect certain rents with respect to the Property.

     See Note 1 for discussion of the status of the Borrower.

     Loan interest income of the Company for the six months ended June 30, 1996 and 1995 is presented on the cash basis of accounting.

3.   DEBT

     CONVERTIBLE DEBENTURES
     Interest expense recognized on the Convertible Debentures is based on the average yields to the maturity date, December 31, 2000. The average yields are computed (using the interest method with semiannual compounding) by (1) combining the differing coupon rates on the Current Coupon Convertible Debentures and (2) amortizing the original issue discount related to the Zero Coupon Convertible Debentures. The resulting effective annual interest rates are 9.23% and 10.23% for the Current Coupon and Zero Coupon Convertible Debentures, respectively. The Current Coupon Convertible Debentures have been called for redemption on August 28, 1996. See Note 7.

     FLOATING RATE NOTES
     The interest rate on the Floating Rate Notes is based on the 90-day London Interbank Offered Rate ("LIBOR") plus 4%. At June 30, 1996 the interest rate in effect was 9.50%. The average interest rate for

                         ROCKEFELLER CENTER PROPERTIES, INC.
                        NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                     (UNAUDITED)

     the six months ended June 30, 1996 was 9.61%. In addition to this interest based upon LIBOR, interest expense on the Floating Rate Notes includes the financial effect associated with interest rate swap agreements used for hedging purposes (see below). A total of $106,296,312 of outstanding principal and accrued interest at June 30, 1996 was prepaid on July 17, 1996. The remaining outstanding principal on July 17, 1996 was $10 million.

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

     In connection with the issuance of the 14% Debentures in December 1994, the Company separately issued to Whitehall 5,349,541 SARs which remain outstanding as of June 30, 1996. The SARs were exchangeable for 14% Debentures or under certain circumstances for Warrants on a one-for-one basis. The SARs were exchangeable for a principal amount of 14% Debentures equal to the product of the average daily market prices of the Common Stock for the 30 consecutive trading days immediately preceding the date of exchange ($7.87 at June 30, 1996) minus the exercise price per share of the Warrants into which the SARs were exchangeable ($5 per Warrant) times the number of Warrants into which the SARs are exchangeable (5,349,541). All outstanding Warrants and SARS were cancelled in connection with the Merger. See Note 7.

     Due to the increase in the market price of the Company's Common Stock during the quarter ended March 31, 1996, the Company was required to increase its SARs liability and record a current noncash charge to earnings of $1,907,000 in the first quarter of 1996. An additional $22,000 was recorded during the quarter ended June 30, 1996. The Company was required to make adjustments to earnings for the difference between the aggregate principal amount of 14% Debentures issuable upon exchange of the SARs (SARs liability) and the value at which the SARs liability was carried by the Company.

     GSMC FACILITY
     The Merger Agreement provided that GSMC would make a line of credit available to the Company during the period between November 7, 1995 and the earlier of (1) the consummation of the merger contemplated by the Merger Agreement or (2) any termination of the Merger Agreement. Such credit was secured on the same basis as the Floating Rate Notes and the 14% Debentures, but would accrue interest at the rate of 10% per annum (compounded quarterly) and be prepayable at any time without penalty. If borrowings under the GSMC Facility had not been repaid by the earlier of July 19, 1996 or any termination of the Merger Agreement in specified circumstances, such borrowings would have become subject to the same terms and conditions as those applicable to the Floating Rate Notes. The Company had borrowed a total of $57.9 million under the GSMC Facility as of June 30, 1996 and a total of $63.7 million as of July 15, 1996. The total amount borrowed including accrued interest was repaid on July 17, 1996.

     INTEREST RATE SWAP AGREEMENTS
     In connection with its short term floating rate debt, the Company entered into interest rate swap agreements with financial institutions that were intended to fix a portion of the Company's interest rate risk on floating rate debt. The Company pays a fixed rate of interest semi-annually and receives a variable rate of interest semi-annually based on 180-day LIBOR. In connection with the issuance of the Floating Rate Notes and 14% Debentures in December 1994, the Company retired certain of its interest rate swap agreements. The amount to be paid or received from interest rate swap

                         ROCKEFELLER CENTER PROPERTIES, INC.
                        NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                     (UNAUDITED)

     agreements is accrued as floating interest rates are reset semi-annually. The Company presents the financial effect of interest rate swap agreements as a component of interest expense on Floating Rate Notes. Approximately 90% of the Company's exposure to interest rate fluctuations on its Floating Rate Notes was hedged by interest rate swap agreements at June 30, 1996. The $105,000,000 notional amount of interest rate swap agreements outstanding at June 30, 1996 represents three contracts, each expiring during 1998.

     The net notional principal, weighted average interest rate of net interest rate swap agreements outstanding and annualized net payment relating to interest rate swap contracts, as of June 30, 1996 and 1995 are as follows:

                                                1996               1995
                                            -----------        ------------
      Net notional principal                $105,000,00        $105,000,000
                                            -----------        ------------
                                            -----------        ------------
      Weighted average interest rate
        of net swaps outstanding                 4.151%              3.133%
                                            -----------        ------------
                                            -----------        ------------
      Annualized net payment                $ 4,358,000        $  3,290,000
                                            -----------        ------------
                                            -----------        ------------

     The settlement value of all swap agreements outstanding at June 30, 1996, based on information supplied by the counter parties to the swap contracts, was a liability for the Company of approximately $6.7 million as compared to $10.4 million at June 30, 1995.

4.   NET LOSS PER SHARE AND DISTRIBUTIONS

     Net loss per share is based upon 38,260,704 average shares of Common Stock outstanding during the quarters and six months ended June 30, 1996 and 1995, respectively. For the quarters and six months ended June 30, 1996 and 1995, fully diluted net loss per share is not presented since the effect of the assumed conversion of the Convertible Debentures, Warrants and SARs would be anti-dilutive. Under the terms of the Merger Agreement, the Company was prohibited from paying dividends unless required to do so to maintain real estate investment trust ("REIT") status.

5.   LEGAL MATTERS

     On January 23, 1995, Bear, Stearns & Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation commenced an action against the Company in the Supreme Court of New York, County of New York. The plaintiffs allege that the Company breached a contract relating to the plaintiffs' provision of investment banking services to the Company in connection with a proposed 1994 transaction. The plaintiffs seek $5,062,500, plus costs, attorneys' fees and interest. The Supreme Court of New York denied the Company's motion to dismiss the complaint on September 21, 1995. On October 10, 1995, the Company filed an answer to the complaint which denied the plaintiffs' allegations and asserted numerous affirmative defenses. The Company has vigorously contested the plaintiffs' claims. On June 11, 1996, RCPI moved for partial summary judgment on plaintiffs' claim that they are entitled to a "success fee" of over $4 million even though the transaction they proposed for RCPI was never consummated, and on plaintiffs' claim for indemnification of legal fees and expenses in connection with this lawsuit. On the same day, the plaintiffs moved for partial summary judgment on their claim for $950,000 in advisory fees and reimbursement of expenses incurred in connection with the underlying proposed transaction. These motions are currently pending.

     On May 11, 1995 the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Chapter 11 Plan was confirmed on May 29, 1996 and became effective on July 17, 1996. See Note 1.

                         ROCKEFELLER CENTER PROPERTIES, INC.
                        NOTES TO FINANCIAL STATEMENTS (Cont's)
                                     (UNAUDITED)

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

     On February 29, 1996, Charal Investment Company, Inc. filed a new action in the Delaware Court of Chancery purporting to assert both derivative and class counts. The derivative count alleges claims substantially identical to those set forth in Charal's July 6, 1995 complaint, which claims were the subject of the Board's rejection of plaintiff's pre-suit demand. The class count alleges that the directors failed to consider the value of the derivative claims in connection with the Board's evaluation of the fairness of the proposed Merger. The Company is named only as a nominal defendant in this action. On June 5, 1996, Charal filed an amended and supplemental complaint which repeated the allegations contained in the February 29, 1996 complaint and added a new class claim against the individual defendants alleging that they had breached their fiduciary duties by not including certain information in the proxy statement

                         ROCKEFELLER CENTER PROPERTIES, INC.
                        NOTES TO FINANCIAL STATEMENTS (Cont's)
                                     (UNAUDITED)

     disseminated in connection with the Merger. To the extent that any relief is sought against the Company, the Company intends to vigorously contest the action.

     On July 31, 1995, L.L. Capital Partners, L.P. commenced an action against the Company in the United States District Court in the Southern District of New York. The plaintiff alleges that, in a Company prospectus dated November 3, 1993, the Company failed to disclose its purported belief that the Rockefeller Interests and Mitsubishi Estate would cease to fund the Borrower's cash flow shortfalls. The plaintiff seeks recovery under
     Section 12(2) of the Securities Act of 1933, Section 10(b) of, and Rule 10b-5 under the Exchange Act and the common law. In September 1995, counsel for the Company filed a motion to dismiss this action for failure to state a claim. On April 16, 1996, the Court granted the Company's motion and dismissed the complaint. On May 3, 1996, plaintiff moved to vacate the Court's dismissal and for leave to file an Amended Complaint.
     On June 19, 1996, the Company moved to dismiss the Amended Complaint for failure to state a claim.

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

     On February 28, 1996, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III ("ZML") filed a complaint and a motion for a preliminary injunction against the Company. The action is captioned ZELL/MERRILL LYNCH REAL ESTATE OPPORTUNITY PARTNERS LIMITED PARTNERSHIP III
     V. ROCKEFELLER CENTER PROPERTIES, INC., 96 Civ. 1445, and is pending in the United States Federal District Court for the Southern District of New York (the "SDNY action"). The complaint alleges that the Company breached the investment agreement dated as of August 18, 1995, between the Company and ZML (the "ZML Investment Agreement") by failing to sell to ZML 1,788,908 shares of Common Stock and by failing to appoint a person designated by ZML to the Company's Board of Directors. ZML seeks specific performance of the ZML Investment Agreement. On March 21, 1996, the Court denied ZML's motion for injunctive relief. The Company intends to vigorously contest the action and the Company does not believe that ZML is entitled to the relief requested. On April 3, 1996, ZML informed the Company that ZML would move to dismiss the action on the basis of a purported lack of federal subject matter jurisdiction. On April 3, 1996, ZML also filed an action in the Circuit Court of Cook County, Illinois, captioned ZELL/MERRILL LYNCH REAL ESTATE OPPORTUNITY PARTNERS LIMITED PARTNERSHIP III V. ROCKEFELLER CENTER PROPERTIES, INC., ET AL. Case No. 96 CH 03341, alleging claims that are virtually identical to those alleged in ZML's February 28, 1996, complaint (the "ZML Illinois action"). In addition, on April 3, 1996, EOH filed a separate action in the Circuit Court of Cook County, Illinois, captioned EQUITY OFFICE HOLDINGS, L.L.C. V. ROCKEFELLER CENTER PROPERTIES, INC., Case No. 96 CH 03342, for declaratory judgment that the Company is obligated to pay EOH a break-up fee and reimburse certain expenses in accordance with the terms of the Combination Agreement (the "EOH Illinois action"). On April 4, 1996, the Company filed an action in the Supreme Court in the State of New York, New York County, captioned ROCKEFELLER CENTER PROPERTIES, INC., V. ZELL/MERRILL LYNCH REAL ESTATE OPPORTUNITY PARTNERS LIMITED PARTNERSHIP III AND EQUITY OFFICE HOLDINGS L.L.C., Index No. 106176/96, seeking a declaratory judgment

                         ROCKEFELLER CENTER PROPERTIES, INC.
                        NOTES TO FINANCIAL STATEMENTS (Cont's)
                                     (UNAUDITED)


     that the Company has not breached the ZML Investment Agreement and that the Company is not obligated to pay EOH or any of its affiliates a break-up fee or reimburse certain expenses under the terms of the Combination Agreement (the "New York State action"). The Company also seeks monetary damages in an amount to be determined at trial.

     On May 3, 1996, the Company removed the ZML Illinois action to the United States District Court for the Northern District of Illinois. On June 17, 1996, the Circuit Court of Cook County entered an order dismissing the EOH Illinois action for lack of personal jurisdiction over the Company. On July 18, 1996, the parties entered a stipulation of dismissal without prejudice of the ZML Illinois action. ZML's motion to dismiss the SDNY action for lack of federal subject matter jurisdiction, which was filed on April 3, 1996, is still pending. In the New York State action, the parties entered a stipulation extending the time for ZML and EOH to answer or otherwise respond to the Complaint to 14 days after the earlier of (1) enter of an order dismissing the SDNY action, or (2) August 30, 1996.

     The Company does not expect the outcome of the above litigation to have a material effect on the financial condition of the Company.

6.   SUMMARIZED FINANCIAL INFORMATION

     Summarized financial information concerning the results of operations of the Property provided by the Borrower is presented below:

                                        ($ In Thousands)
                                           Unaudited)

                               Quarters Ended          Six Months Ended
                                  June 30,                 June 30,
                              1996        1995        1996         1995
                            -------     --------    ---------    ---------
Gross Revenue:              $51,496      $51,453     $103,302     $104,100
 Less:
   Operating expenses       (39,573)     (37,175)     (81,135)     (77,480)
   Interest expense, net          -      (14,031)           -      (45,038)
   Reorganization items      (1,507)        (263)      (1,265)        (263)
                            -------     --------    ---------    ---------
 Net Income (Loss)          $10,416         ($16)     $20,902     ($18,681)
                            -------     --------    ---------    ---------
                            -------     --------    ---------    ---------


7.   SUBSEQUENT EVENTS

     Pursuant to the Merger Agreement, which was approved by the stockholders of the Company on March 25, 1996, on July 10, 1996 (the "Effective Date"), RCPI Merger Inc., a Delaware corporation formed by members of the Investor Group ("RCPI Merger"), was merged with and into the Company pursuant to the Merger Agreement (the "Merger"), and the Company was the surviving corporation in such Merger. As a result of the consummation of the Merger on the Effective Date, each share of the Company's common stock, par value $.01 per share ("Common Stock"), outstanding as of the Effective Date (other than (i) shares of Common Stock held by the Company or any of its subsidiaries, (ii) shares of Common Stock held by RCPI Holdings, a Delaware corporation and holder of 100% of the outstanding capital stock of RCPI Merger, or any of its subsidiaries (including RCPI Merger) and (iii) any shares of Common Stock held by a stockholder who was entitled to demand, and who properly demanded and has not withdrawn such demand, appraisal for such shares in accordance with Section 262 of the Delaware General Corporation Law) was converted into the right to receive $8.00 net in cash, without interest thereon. As a result of the consummation of the Merger, all of the Common Stock of the Company is now held of record by RCPI Holdings and all of the Warrants and SARs have been cancelled. Also on July 10, 1996 the Company

                         ROCKEFELLER CENTER PROPERTIES, INC.
                        NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                     (UNAUDITED)

     transferred all of its assets and liabilities to RCPI Trust and RCPI Trust became the successor to the Company under the Indenture governing the Convertible Debentures.

     On July 17, 1996, the effective date of the Chapter 11 Plan, RCPI Trust, as the Company's designee, acquired the Property from the Borrower pursuant to the Second Amended Joint Plan of Reorganization confirmed on May 29, 1996 in the Bankruptcy cases of the Borrower. Concurrent therewith, RCPI Trust sold to General Electric Company, a New York corporation ("GE"), National Broadcasting Company, Inc., a Delaware corporation ("NBC"), and NBC Trust No. 1996A, a Delaware business trust, for $440 million, interests in certain buildings in Rockefeller Center previously leased by GE or its affiliates, including NBC, pursuant to the Agreement, dated as of April 23, 1996, among Whitehall, Rockprop L.L.C., Prometheus Investors, L.L.C., Troutlet Investments Corporation, Gribble Investments (Tortola) BVI, Inc., Weevil Investments (Tortola) BVI, Inc., Exor Group S.A., GE and NBC.

     Also on July 17, 1996, RCPI Trust repaid in full the outstanding balance of $63,668,036 under the GSMC Facility, and RCPI Trust prepaid $106,296,312 of principal and interest to reduce the amount of Floating Rate Notes outstanding.

     On July 29, 1996, RCPI Trust called the Current Coupon Convertible Debentures due 2000 for redemption on August 28, 1996. As of August 28, 1996, the $213,170,000 principal amount outstanding of Current Coupon Convertible Debentures will become due and payable and interest thereon shall cease to accrue. A total of $18,320,777 of interest will be paid to holders of the Current Coupon Convertible Debentures due 2000 who properly surrender their Debentures for redemption.

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES--THE COMPANY

The discussion below relates primarily to the Company's financial condition and results of operations for the first six months of 1996. Investors are encouraged to review the financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for a more complete understanding of the Company's financial condition and results of operations.

The primary source of liquidity for the Company prior to the Chapter 11 filings referred to below was interest income received on its mortgage loan to two partnerships (collectively, the "Borrower"). The mortgage loan was secured by leasehold mortgages on the entire Property ("Property") in the aggregate amount of $1.3 billion. The mortgage loan was further secured by a recorded assignment of rents pursuant to which the Borrower has assigned to the Company, as security for repayment of the mortgage loan, the Borrower's rights to collect certain rents with respect to the Property.

STATUS OF THE BORROWER
On May 11, 1995, the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company's only significant source of income prior to its acquisition of the Property on July 17, 1996 was interest received on the mortgage loan from the Borrower. As a result of these filings the Company did not receive interest payments from the Borrower for the quarter ended June 30, 1996. The Borrower and RGI filed a Chapter 11 reorganization plan (the "Chapter 11 Plan") for the Borrower that contemplated that ownership of the Property would be turned over to the Company or its designee upon consummation of the Chapter 11 Plan. Pursuant to the order of the Bankruptcy Court the Chapter 11 Plan was confirmed on May 29, 1996 and became effective on July 17, 1996, upon the transfer of the Property by the Borrower to RCPI Trust.

Pursuant to an Agreement and Plan of Merger, dated as of November 7, 1995, entered into between the Company and a group of investors (the "Investor Group") the members of which are Exor Group S.A., David Rockefeller, Rockprop, L.L.C., Troutlet Investments Corporation, Gribble Investments (Tortola) BVI, Inc., Weevil Investments (Tortola) BVI, Inc. and Whitehall Street Real Estate Limited Partnership V ("Whitehall"), as amended by Amendment No. 1 thereto dated as of February 12, 1996, Amendment No. 2 thereto dated as of April 25, 1996, Amendment No. 3 thereto dated as of May 29, 1996 and Amendment No. 4 thereto dated as of June 30, 1996, (as so amended, the "Merger Agreement"), RCPI Merger Inc. was merged (the "Merger") with and into the Company and the Company became a subsidiary of RCPI Holdings Inc., a Delaware corporation controlled by the Investor Group.

In addition, under the Merger Agreement, Goldman Sachs Mortgage Company ("GSMC"), which is a party to the Merger Agreement for this purpose, agreed to make a line of credit available to the Company (the "GSMC Facility") during the period between November 7, 1995 and the earlier of (1) the consummation of the merger contemplated by the Merger Agreement or (2) any termination of the Merger Agreement. Such credit was secured on the same basis as the Floating Rate Notes and the 14% Debentures, but would accrue interest at the rate of 10% per annum (compounded quarterly) and be prepayable at any time without penalty. If borrowings under the GSMC Facility had not been repaid by the earlier of May 31, 1996, or any termination of the Merger Agreement in specified circumstances, such borrowings would have become subject to the same terms and conditions as those applicable to the Floating Rate Notes. The Company had borrowed a total of $57.9 million under the GSMC Facility as of June 30, 1996 and a total of $63.7 million as of July 15, 1996. The total amount borrowed including accrued interest was repaid on July 17, 1996.


MORTGAGE LOAN INTEREST INCOME
Due to the significant uncertainties created by the Borrower's Chapter 11 filings, the Company limited recognition of income on the mortgage loan for the six months ended June 30, 1996 and 1995, to the cash actually received from the Borrower during these periods. When the Company drew down the $50 million

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


under letters of credit posted by the Borrower's parents in the second quarter of 1995, these cash receipts were applied to reduce the carrying value of the mortgage loan to $1.25 billion.

During the six months ended June 30, 1996 and 1995, cash generated from interest income on the mortgage loan was $0 and $20,339,000 respectively. The mortgage loan agreement, enforcement of which was stayed during the pendency of the Borrower's Chapter 11 cases, provided for base interest to be paid by the Borrower in accordance with a schedule requiring the Borrower to pay on November 30 of each year that portion of the base interest payment due for the whole year equal to the interest that was payable during such year with respect to the Current Coupon Convertible Debentures of the Company due 2000 and the remainder quarterly on February 28, May 31, August 31 and November 30 of each such year.

The mortgage loan also provided for Additional Interest (as defined therein) to be earned by the Company under certain circumstances. No Additional Interest has been earned by the Company to date.

OTHER INTEREST INCOME
Other interest income received during the six months ended June 30, 1996 and 1995 was $36,000 and $249,000, respectively. The decrease in other interest income received of $213,000 was due to lower interest earnings on invested funds due to decreased cash available for investment. The Company's short term investments are highly liquid and have the highest credit rating with a maturity of less than six months.

DEBT
Interest payments on the Floating Rate Notes are made quarterly on March 1, June 1, September 1 and December 1 of each year. For the six months ended June 30, 1996 and 1995 the Company paid $5,718,000 and $6,653,000, respectively, of interest on the Floating Rate Notes and $1,908,000 and $2,109,000, respectively, of interest on its swap agreements for a total of $7,626,000 and $8,762,000, respectively, paid in floating rate interest. Interest on the 14% Debentures is payable semi-annually on June 2 and December 2, of each year. The Company paid $5,308,000 and $4,521,000 of interest on the 14% Debentures during the six months ended June 30, 1996 and 1995, respectively. On July 15, 1996, the Company paid $639,394.67 to reduce its outstanding swap obligations and on July 17, RCPI Trust prepaid $106,296,312 of principal and accrued interest to reduce the outstanding amount of Floating Rate Notes. See Note 7 to Financial Statements

Coupon payments on outstanding Current Coupon Convertible Debentures are made annually on December 31. However, under the terms of the Indenture, if December 31 is not a business day, interest will be paid on the next business day which was the case for the December 31, 1995 payment. Cash interest of $27,712,000 on the Current Coupon Convertible Debentures was paid on January 2, 1996. The interest rate payable on the $213,170,000 Current Coupon Convertible Debentures outstanding as of June 30, 1996 is 13% per annum. Prior to January 1, 1995 this interest rate was 8% per annum. The Company has not repurchased any of its Convertible Debentures since 1992 and, under the terms of the 14% Debentures and Floating Rate Notes, the Company was not permitted to repurchase any of its Convertible Debentures. On July 29, 1996, RCPI Trust called the Current Coupon Convertible Debentures due 2000 for redemption on August 28, 1996. As of August 28, 1996, the $213,170,000 principal amount outstanding of Current Coupon Convertible Debentures will become due and payable and interest thereon shall cease to accrue. A total of $18,320,777 of interest will be paid to holders of the Current Coupon Convertible Debentures due 2000 who properly surrender their Debentures for redemption. See Note 7 to Financial Statements.

NON-DISTURBANCE AGREEMENTS
The Company executed non-disturbance agreements with tenants that occupy at least a full floor in any of the buildings comprising a part of the Property and certain other tenants upon request. Such agreements provided that in the event of a foreclosure of the mortgage loan, such tenant's possession of space within the Property will not be disturbed so long as such tenant is in compliance with the terms of its lease. In addition, certain tenants, under their leases, may offset fixed rent otherwise payable to the Borrower (up to specified maximum amounts) in the event that the Borrower fails to pay for alterations provided for in their leases. In the event the aggregate amount that such tenants may offset (the "Rent Offset Amount") exceeded $37.5 million, an agreement with the Borrower (enforcement of which was stayed by the pendency of the Borrower's Chapter

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

11 Cases) required the Borrower to maintain credit support facilities to provide additional security in an amount equal to at least 50% of the excess. As of June 30, 1996, the total Rent Offset Amount was below the $37.5 million threshold and, accordingly, the Borrower is not required to maintain credit support facilities for this Rent Offset Amount.

RESULTS OF OPERATIONS--THE COMPANY

The Company's principal source of revenue during the six-month period ended June 30, 1996 was loan interest income recognized on the mortgage loan. As discussed in Note 1 of the Notes to Financial Statements, loan interest income was recognized only to the extent of loan interest actually received during the six-month periods ended June 30, 1996 ($0) and 1995 ($29,339,000).

Other income for the six months ended March 31, 1996, decreased by $210,000 or 91.9%, from that of the comparable prior year period as a result of decreased cash available for investment.

Interest expense on Current Coupon Convertible Debentures for the six months ended June 30, 1996 decreased by $214,000 or 1.9%, over that of the comparable prior year period, principally as a result of the recognition of interest expense according to the effective interest method by which interest is calculated on the basis of the average interest expense on the Current Coupon Convertible Debentures through the maturity date, December 31, 2000.

Interest expense on Zero Coupon Convertible Debentures for the six months ended June 30, 1996 increased by $1,667,000 or 10.2%, over that of the comparable prior year period, principally as a result of accruals of interest on the increasing accretion of the principal amount of the Zero Coupon Convertible Debentures. Such accruals of interest grow at the annual rate of 10.2%.

Interest expense on the Floating Rate Notes decreased by $1,885,000 or 19.8%, from that of the comparable prior year period principally due to the decrease in interest rates and a lower principal balance outstanding between the first six months of 1996 and 1995.

GSMC Facility interest expense during the six months ended June 30, 1996 was $2,379,000 which represents interest accrued on amounts outstanding under the GSMC Facility. (See Note 3 of the Notes to Financial Statements.)

Combined interest expense on all debt totaled $44,503,000 and $42,568,000 for each of the six-month periods ended June 30, 1996 and 1995, respectively. These amounts accounted for 95.5% and 92.4% of total expenses in each of the respective periods.

General and administrative expenses for the six months ended June 30, 1996 increased by $1,443,000 over that of the comparable prior year period, principally due to increased legal fees, investor relations related expenses and financial advisory fees, in turn principally due to actions taken as a result of the Borrower's Chapter 11 filings.

Amortization of deferred debt issuance costs for the six months ended June 30, 1996 increased by $33,000 or 1.9% due to the deferred debt issuance costs relating to the Floating Rate Notes being amortized using the effective interest method.

The stock appreciation rights liability increased by $1,929,000 during the six months ended June 30, 1996, as compared to a decrease of $1,428,000 during the same period in 1995. The Company is required to adjust the SARs liability to reflect the aggregate principal amount of 14% Debentures that would have been issuable upon exchange of the SARs on June 30, 1996 and 1995. The large variance is the result of the varying stock prices at June 30, 1996 and 1995, which were $7.87 and $5.22, respectively. All outstanding SARs and Warrants were cancelled on July 10, 1996, in connection with the Merger. See Note 7 to Financial Statements.

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


During the six months ended June 30, 1996 the Company incurred $398,000 of expenses related to the March 25, 1996 special meeting of stockholders.

During the quarter ended September 30, 1995, the Company recorded certain transaction costs and expenses aggregating $25.3 million, which reflected the breakup fee related to the termination of a Combination Agreement, professional fees, and certain liquidation expenses and other liabilities specifically provided for in the Merger Agreement. During the quarter ended June 30, 1996, this liability was adjusted to more accurately reflect the amounts actually paid upon consummation of the Merger and amounts remaining unpaid. As a result, a credit of $6.6 million is reflected in total expenses for the quarter ended June 30, 1996.

Net loss during the six months ended June 30, 1996 and 1995 was $46,588,000 and $25,296,000, respectively, reflecting the matters discussed above.

On July 10, 1996 (the "Effective Date"), RCPI Merger, a Delaware corporation formed by members of the Investor Group, was merged with and into the Company pursuant to the Merger Agreement (the "Merger"), and the Company was the surviving corporation in such Merger. As a result of the consummation of the Merger on the Effective Date, each share of the Company common stock, par value $.01 per share ("Common Stock"), outstanding as of the Effective Date (other than (i) shares of Common Stock held by the Company or any of its subsidiaries,
(ii) shares of Common Stock held by RCPI Holdings, a Delaware corporation and holder of 100% of the outstanding capital stock of RCPI Merger, or any of its subsidiaries (including RCPI Merger) and (iii) any shares of Common Stock held by a stockholder who was entitled to demand, and who properly demanded and has not withdrawn such demand, appraisal for such shares in accordance with Section 262 of the Delaware General Corporation Law) was converted into the right to receive $8.00 net in cash, without interest thereon. As a result of the consummation of the Merger, all of the Common Stock of the Company is now held of record by RCPI Holdings and all of the Warrants and SARs have been cancelled. Also on July 10, 1996 the Company transferred all of its assets and liabilities to RCPI Trust and RCPI Trust became the successor to the Company under the Indenture governing the Convertible Debentures.

On July 17, 1996, the effective date of the Chapter 11 Plan, RCPI Trust, as the Company's designee, acquired the Property from the Borrower pursuant to the Second Amended Joint Plan of Reorganization confirmed on May 29, 1996 in the Bankruptcy cases of the Borrower. Concurrent therewith, RCPI Trust sold to General Electric Company, a New York corporation ("GE"), National Broadcasting Company, Inc., a Delaware corporation ("NBC"), and NBC Trust No. 1996A, a Delaware business trust, for $440 million, interests in certain buildings in Rockefeller Center previously leased by GE or its affiliates, including NBC, pursuant to the Agreement, dated as of April 23, 1996, among Whitehall, Rockprop L.L.C., Prometheus Investors, L.L.C., Troutlet Investments Corporation, Gribble Investments (Tortola) BVI, Inc., Weevil Investments (Tortola) BVI, Inc., Exor Group S.A., GE and NBC.


THE PROPERTY
The financial information and analysis included in the following discussions of the "Financial Condition and Outlook - The Property", "Results of Operations - The Property", and "Cash Flow - The Property" have been furnished to the Company by the Debtors.

PROCEEDINGS UNDER CHAPTER 11, PLAN OF REORGANIZATION

On May 11, 1995 (the "Petition Date"), Rockefeller Center Properties ("RCP") and its affiliate, RCP Associates (collectively, the "Debtors", previously referred to as the Borrower) filed voluntary petitions for reorganization under Chapter 11 (the "Chapter 11 Cases"), title 11 of the United States Code, as amended (the "Bankruptcy Code") in the United States Bankruptcy Court of the Southern District of New York (the "Bankruptcy Court"). The Chapter 11 Cases were assigned case numbers 95 B 42089 and 95 B 42088 (PBA), respectively. The separate Chapter 11 Cases of the Debtors were consolidated for procedural purposes and were jointly administered pursuant to an order of the Bankruptcy Court. A statutory unsecured creditors' committee was appointed for the Debtors.

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

Subsequent to the Petition Date, the Debtors continued in possession of their properties and operated and managed their businesses as debtors-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. The Debtors have sought and obtained orders from the Bankruptcy Court intended to stabilize new business and minimize the disruption caused by the Chapter 11 proceedings, including orders: (i) authorizing the Debtors to pay certain prepetition liabilities, wages, and other employee obligations and (ii) approving the use of cash collateral.

On September 12, 1995, the Debtors reported to the Bankruptcy Court that they intended to transfer the Property to the Company. On February 9, 1996, Rockefeller Group, Inc. ("RGI") and the Debtors filed a Second Amended Joint Plan of Reorganization, as Modified, dated February 8, 1996 (the "Plan") calling for the transfer of the Property to the Company or an entity designated by the Company. Following the transfer, the Debtors were released from all liabilities under the mortgage payable to the Company. Most prepetition claims of RGI and its affiliates against the Debtors were contributed to the capital of the Debtors or have been or will be paid by RGI. Virtually all other creditors' prepetition claims against the Debtors have been or will be paid in full, with interest.

The Plan provides for an account to be established with $20 million contributed by or on behalf of the Company. The balance of funds required to satisfy the obligations will be paid by RGI. This account will pay for unpaid prepetition obligations and a limited number of postpetition obligations of the Debtors. Substantially all other postpetition obligations of the Debtors have been or will be paid from the postpetition cash flow of the Property or other sources not affiliated with the Debtors or RGI. The Plan was confirmed by the Bankruptcy Court on May 29, 1996 and became effective on July 17, 1996 upon transfer of the Property by the Borrower to RCPI Trust.

On October 30, 1995, the Bankruptcy Court approved an $80 million Debtor-In-Possession Revolving Credit Agreement (the "Facility") to fund tenant improvements, leasing commissions, required capital expenditures, and other permitted working capital needs of the Debtors. A total of $40 million of the Facility could be used in the form of letters of credit. The Facility was secured by a first mortgage on the Property senior to the existing mortgage held by the Company. The Facility matured on the earlier of December 31, 1996 or upon the substantial consummation of a plan of reorganization. As of June 30, 1996, no drawdowns against the Facility had been taken; however, a total of approximately $11 million in letters of credit had been issued against the Facility. On July 17, 1996, the Debtors became the obligors under $600,000 of such letters of credit and RCPI Trust became the obligor under the remaining approximately $10.4 million in letters of credit.

The financial statements of the Debtors, from which this information is derived, have been prepared on a going concern basis and reflect the combined historical cost basis of the Debtors in their assets and liabilities. The transfer of the Property and the related release of the mortgage loan and cancellation of the indebtedness to the Company and RGI and its affiliates will result in substantial non-cash gains to the Debtors. Further, upon consummation of these transactions, the Debtors will either cease their business activities or control of the Debtors will vest with parties other than RGI. These conditions raised substantial doubt as to the ability of the Debtors to continue as going concerns. The financial statements of the Debtors do not include any adjustments which would be required to reflect the transfer of the Property to the Company, the wind-down of the affairs of the Debtors, or any change in control which may occur with respect to the Debtors.

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

RESULTS OF OPERATIONS - THE PROPERTY

The operating results of the Property during the quarter and six months ended June 30, 1996 and 1995 are presented in summary form in the table below:



                                                                  ($ In Thousands)
                                                                    (Unaudited)
                                                    Quarters Ended               Six Months Ended
                                                       June 30,                      June 30,
                                                  1996           1995          1996           1995
                                                -------        -------        -------        -------
Gross Revenue:
   Fixed and percentage rents                   $43,888        $43,719        $86,974        $87,821
   Operating and real estate tax escalation       3,172          3,165          7,554          7,466
   Consideration revenues                           131            373            204            913
   Sales and service revenues                     4,305          4,196          8,570          7,900
                                                -------        -------        -------        -------
                                                 51,496         51,453        103,302        104,100
                                                -------        -------        -------        -------
Operating Expenses:
   Real estate taxes                              8,575          7,101         16,967         16,923
   Utilities                                      3,977          3,633          9,819          8,402
   Maintenance and engineering                    7,370          7,844         14,507         15,673
   Other operating expenses                       8,994          9,822         18,448         19,154
   Depreciation and amortization                  7,838          6,706         15,675         13,416
   Management fee                                 1,875            679          3,750          1,357
   General and administrative                       944          1,390          1,969          2,555
                                                -------        -------        -------        -------
                                                 39,573         37,175         81,135         77,480
                                                -------        -------        -------        -------
Earnings before interest and reorganization
 items                                           11,923         14,278         22,167         26,620

Interest expense, net                                 -         14,031              -         45,038
                                                -------        -------        -------        -------
Earnings before organization items               11,923            247         22,167        (18,418)

Reorganization items:
   Professional fees and expenses                 1,764            301          1,863            301
   Debtors-in-possession financing fees             116                           173
   Interest income                                 (373)           (38)          (771)           (38)
                                                -------        -------        -------        -------
      Total reorganization items                  1,507            263          1,265            263
                                                -------        -------        -------        -------

Net Income (Loss)                               $10,416           ($16)       $20,902       ($18,681)
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------



The gross revenue of the Property for the six months ended June 30, 1996 decreased by $798,000 or 0.8% from the comparable prior-year period. This decrease in gross revenue was a result of lower fixed rent and decreased consideration revenue. This decrease was offset partially by increased sales and service revenue. The decrease in fixed rent reflects the increase in the vacancy rate from 11.7% to 14.3%. Consideration revenue consists principally of one-time payments negotiated by tenants for the right to cancel their leases prior to scheduled termination dates. Sales and service revenue increased primarily as a result of greater overtime air-conditioning sales.

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

The following table shows the occupancy rates for the Property at specified dates:

     September 30, 1994  -    90.4%     September 30, 1995  -    89.1%
     December 31, 1994   -    90.2%     December 31, 1995   -    86.3%
     March 31, 1995      -    90.1%     March 31, 1996 -         87.2%
     June 30, 1995       -    88.3%     June 30, 1996  -         85.9%

The June 30, 1996 occupancy rate reflected a total of 1,064,000 square feet of vacant space resulting in large measure from the significant turnover of leases which expired on September 30, 1994. Leasing activity at the Property was also adversely affected by the Debtors' filing of the Chapter 11 Cases. In addition, a total of 184,000 square feet will become available during the remainder of 1996. Releasing the space will represent a significant challenge which may involve ongoing high levels of expenditures for tenant work and concessions.

During the six months ended June 30, 1996, 74 leases covering approximately 248,000 square feet of office, retail, and storage space were concluded and took effect at net effective annual fixed rents averaging $31.02 per square foot.
The net effective annual rental rates for office space, which accounted for approximately 196,000 square feet of the total area leased, averaged $26.95 per square foot. This amount compared to a net effective rental rate of $26.40 per square foot for office space leases signed during all of 1995. Net effective annual rental rates reflect the present value of base rental payments less the current and future expenditures for tenant improvements, concessions, and brokerage commissions. The gross rental rates for the office space leases that were concluded and took effect during the six months ended June 30, 1996 averaged $35.34 per square foot (compared with $30.44 per square foot for office space leases signed during all of 1995). The actual rate at which each lease was executed depended upon its location within the Property, type of space leased, length of lease term, and other factors. Of the approximately 196,000 square feet of office space leased during the six months ended June 30, 1996, approximately 39,000 square feet represented renewals of existing tenants at an average gross rental rate of $32.30 per square foot.

The following table shows selected lease expiration information for the Property as of June 30, 1996. Area, as presented in the following table and as discussed above, is measured based on standards promulgated by the New York Real Estate Board in 1987. Lease turnover could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal rents and rental income will be affected significantly by market conditions at the time and by the terms at which the Debtors can then lease space.



               NUMBER OF                                    PERCENTAGE OF
       YEAR  LEASES EXPIRING            AREA (SQ.FT.)      TOTAL RENTABLE AREA
       ----  ---------------            -------------      -------------------

          1996                            66          183,768          2.5%
          1997                            59          165,973          2.2%
          1998                            69          266,668          3.6%
          1999                            62          208,214          2.8%
          2000                            68          480,391          6.5%
          2001                            34           94,165          1.3%
          2002                            23          168,784          2.3%
          2003                            27          111,772          1.5%
          2004                            77          475,568          6.4%
          2005                            30          352,368          4.8%
          2006                            25          242,165          3.3%
          2007                             8           86,463          1.2%
          2008                             9          197,084          2.7%
          2009                            49          595,133          8.0%
          2010                             7          122,586          1.7%
          2011                             5          113,454          1.5%

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


          2012                             4          310,927          4.2%
          2013                             2           67,412          0.9%
          2014                             3          386,564          5.2%
          2015                             3           16,280          0.2%
          2016                             3            7,485          0.1%
          2017                             1           51,088          0.7%
          2019                             1            2,266          0.0%
          2020                             3           50,544          0.7%
          2022                             4        1,516,733         20.5%
          Vacant space                   N/A        1,064,176         14.4%
          Space occupied by the Debtors  N/A           75,456          1.0%
                                         ---        ---------
                                         642        7,413,487        100.0%
                                      ------        ---------        -------
                                      ------        ---------        -------


During the six months ended June 30, 1996, the operating expenses of the Property increased by $ 3.7 million or 4.7% from the comparable prior-year period. This increase was primarily the result of increased management fees ($2.4 million), higher depreciation and amortization (increase of $2.3 million), and increased utility costs ($1.4 million). These increases were offset partially by lower general, administrative and other operating expenses ($1.3 million) and decreased maintenance and engineering expenses ($1.2 million).

Management fees increased as a result of a renegotiated fee schedule. Depreciation and amortization charges increased as a result of a higher fixed asset base which included expenditures required by the Loan Agreement, other capital expenditures, and improvements to tenant spaces necessitated by lease commitments. The higher utility costs reflected an increase in steam consumption as a result of the cold winter. The reduction in maintenance and engineering costs was attributable to decreased building maintenance expenditures and lower labor costs as a result of a strike by certain union employees. General administrative and other expenditures decreased due to a general reduction in expenses.

As a result of the foregoing, earnings before interest and reorganization items for the six months ended June 30, 1996 decreased $4.5 million or 16.9%.

Interest expense, net during the six months ended June 30, 1996, decreased $45.0 million. Interest expense accruals ceased on May 11, 1995 as a result of the bankruptcy proceedings.

CASH FLOW-THE PROPERTY

Because of the cessation of interest payments to the Company after May 11, 1995 as a result of the bankruptcy proceedings, for the six months ended June 30, 1996, the Property experienced an operating cash surplus before reorganization items of $23.3 million. During the six months ended June 30, 1995, the Property experienced an operating cash deficit amounting to $6.7 million after interest payments of $20.3 million to the Company. This increase of $30.0 million in the operating cash flow surplus primarily reflected a decrease in interest paid to the Company ($20.3 million), a net decrease in lease incentives associated with new and renewal tenants ($11.0 million), and a real estate tax refund received ($9.7 million). These factors were offset partially by decreased earnings before interest ($4.5 million) and lower levels of net working capital ($6.2 million).

                         ROCKEFELLER CENTER PROPERTIES, INC.
                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

The Debtors also expended funds for capital improvements to the Property, tenant improvements, and leasing commissions as follows:

(in thousands)                                   Six Months Ended June 30
                                                 ------------------------
                                                  1996           1995
                                                  ----           ----
Tenant improvements and Leasing commissions     $10,898        $33,946
Capital improvements                              7,716          5,091
Cash held in escrow for lease obligations       (2,981)            783
                                                -------        -------
                                                $15,633        $39,820

The funds expended for tenant improvements for the six months ended June 30, 1995 resulted in large measure from the significant turnover of leases which expired on September 30, 1994.

                  Supplemental information provided by the Debtors.

               ROCKEFELLER CENTER PROPERTIES, INC.  AND RCP ASSOCIATES
                                DEBTORS-IN-POSSESSION

                                COMBINED BALANCE SHEET
                                    (In Thousands)


                                            JUNE 30, 1996    DECEMBER 31, 1995
                                            -------------    -----------------
                                             (UNAUDITED)
ASSETS
- ------

Current assets:
   Cash and cash equivalents                   $32,373             $26,171
   Cash held in escrow for lease obligations       318               3,299
   Accounts receivable, less allowance for
     doubtful accounts of $2,577 and $2,607     17,026               9,307
   Due from RGI affiliates                       2,421               2,205
   Real estate tax refund receivable                 -               9,735
   Other current assets                            753               1,132
                                             ---------           ---------
                                                52,891              51,849
Fixed assets, at cost:
   Land                                        402,419             402,419
   Buildings                                   515,378             510,716
   Furniture, fixtures and equipment            27,198              26,813
                                             ---------           ---------
                                               944,995             939,948
   Less: Accumulated depreciation             (237,403)           (229,021)
                                             ---------           ---------
                                               707,592             710,927
Deferred renting expenses, less accumulated
  amortization of $32,618 and $30,978          150,640             148,879
Lease incentives                                84,142              72,500
Other assets                                     2,765               2,892
                                             ---------           ---------
Total assets                                  $998,030            $987,047
                                             ---------           ---------
                                             ---------           ---------

LIABILITIES AND PARTNERS' CAPITAL DEFICIENCY:
- --------------------------------------------
   Current liabilities not subject to
     compromise:
      Accounts payable and accrued
        expenses                            $    3,142             $11,822
      Due to RGI affiliates                        464               2,238
   Liabilities subject to compromise         1,337,613           1,841,114
   Partners' capital deficiency               (343,189)           (868,127)
                                             ---------           ---------
   Total liabilities and partners'
     capital deficiency                       $998,030            $987,047
                                             ---------           ---------
                                             ---------           ---------

                  Supplemental information provided by the Debtors.

               ROCKEFELLER CENTER PROPERTIES, INC.  AND RCP ASSOCIATES
                                DEBTORS-IN-POSSESSION

                           COMBINED STATEMENT OF CASH FLOWS
                                    (In Thousands)
                                     (UNAUDITED)

                                                                              Quarters Ended              Six Months Ended
                                                                                 June 30,                     June 30,
                                                                          1996             1995          1996          1995
                                                                          ----             ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) before reorganization items                          $11,923           $247        $22,167       ($18,418)
  Adjustments to reconcile net income (loss) before
   reorganization items to net cash provided by
     (used in)
      operating activities:
  Depreciation and amortization                                            7,838          6,706         15,675         13,416
  Increase  in accounts receivable                                          (609)        (3,163)        (7,402)        (1,958)
  Decrease (Increase) in other assets                                        158         (1,429)           506         (1,302)
  Decrease in prepaid real estate taxes                                    9,040         10,694              -              -
  Increase in lease incentives                                            (5,788)       (10,932)       (11,642)       (22,646)
  Decrease in real estate tax refund receivable                                -              -          9,735              -
  Decrease in accounts payable and accrued expenses                       (4,001)        (3,947)        (5,783)          (524)
  Amortization of original issue discount and
   deferred financing expenses                                                 -          2,218              -          3,247
                                                                          -------        ------         -------        -------
  Non-current portion of interest expense                                      -         11,843              -         21,475
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES BEFORE REORGANIZATION ITEMS                                 18,561         12,237         23,256         (6,710)
                                                                          -------        ------         -------        -------

OPERATING CASH USED IN REORGANIZATION ITEMS
  Professional fees paid                                                  (2,158)          (301)        (2,192)          (301)
  Interest income                                                            373             38            771             38
                                                                          -------        ------         -------        -------
                                                                          (1,785)          (263)        (1,421)          (263)
                                                                          -------        ------         -------        -------

NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                                             16,776         11,974         21,835         (6,973)
                                                                          -------        ------         -------        -------

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
  Capital expenditures                                                    (3,091)        (2,299)        (7,716)        (5,091)
  Deferred renting expenses paid                                          (4,413)        (4,995)       (10,898)       (33,946)
  (Increase) Decrease in cash held in escrow for tenant
   lease obligations                                                           -           (783)         2,981           (783)
  Deferred financing expenses paid                                             -           (250)             -           (250)
                                                                          -------        ------         -------        -------

NET CASH (USED IN) INVESTING ACTIVITIES                                   (7,504)        (8,327)       (15,633)       (40,070)
                                                                          -------        ------         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received from RGI affiliates, principally cash
   management system, net                                                      -          4,218              -         54,908
                                                                          -------        ------         -------        -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      -          4,218              -         54,908
                                                                          -------        ------         -------        -------

NET CHANGE IN CASH                                                         9,272          7,865          6,202          7,865
CASH, BEGINNING OF PERIOD                                                 23,101              3         26,171              3
                                                                          -------        ------         -------        -------
CASH, END OF PERIOD                                                      $32,373         $7,868        $32,373         $7,868
                                                                          -------        ------         -------        -------
                                                                          -------        ------         -------        -------


Supplemental disclosure of cash flow information:
   Cash paid during the period for interest expense                            -              -              -        $20,339

                                                                          -------        ------         -------        -------
                                                                          -------        ------         -------        -------


Non-Cash transactions:
  During the quarter and six months ended June 30, 1996, the Company adjusted its retained earnings by $504,036,000 which resulted in a decrease in liabilities subject to compromise of $503,501,000 a decrease in accrued expenses of $2,000 and an increase to accounts receivable of $533,000.

ROCKEFELLER CENTER PROPERTIES, INC.

PART II.--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On January 23, 1995, Bear, Stearns & Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation commenced an action against the Company in the Supreme Court of New York, County of New York. The plaintiffs allege that the Company breached a contract relating to the plaintiffs' provision of investment banking services to the Company in connection with a proposed 1994 transaction. The plaintiffs seek $5,062,500, plus costs, attorneys' fees and interest. The Supreme Court of New York denied the Company's motion to dismiss the complaint on September 21, 1995. On October 10, 1995, the Company filed an answer to the complaint which denied the plaintiffs' allegations and asserted numerous affirmative defenses. The Company has vigorously contested the plaintiffs' claims. On June 11, 1996, RCPI moved for partial summary judgment on plaintiffs' claim that they are entitled to a "success fee" of over $4 million even though the transaction they proposed for RCPI was never consummated, and on plaintiffs' claim for indemnification of legal fees and expenses in connection with this lawsuit. On the same day, the plaintiffs moved for partial summary judgment on their claim for $950,000 in advisory fees and reimbursement of expenses incurred in connection with the underlying proposed transaction. These motions are currently pending.

          On May 11, 1995 the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Chapter 11 Plan was confirmed on May 29, 1996 and became effective on July 17, 1996. See Note 1 to Rockefeller Center Properties, Inc. Financial Statements.

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

          On February 29, 1996, Charal Investment Company, Inc. filed a new action in the Delaware Court of Chancery purporting to assert both derivative and class counts. The derivative count alleges claims substantially identical to those set forth in Charal's July 6, 1995 complaint, which claims were the subject of the Board's rejection of plaintiff's pre-suit demand. The class count alleges that the directors failed to consider the value of the derivative claims in connection with the Board's evaluation of the fairness of the proposed Merger. The Company is named only as a nominal defendant in this action. On June 5, 1996, Charal filed an amended and supplemental complaint which repeated the allegations contained in the February 29, 1996 complaint and added a new class claim against the individual defendants alleging that they had breached their fiduciary duties by not including certain information in the proxy statement disseminated in connection with the Merger. To the extent that any relief is sought against the Company, the Company intends to vigorously contest the action.

          On July 31, 1995, L.L. Capital Partners, L.P. commenced an action against the Company in the United States District Court in the Southern District of New York. The plaintiff alleges that, in a Company prospectus dated November 3, 1993, the Company failed to disclose its purported belief that the Rockefeller Interests and Mitsubishi Estate would cease to fund the Borrower's cash flow shortfalls. The plaintiff seeks recovery under Section 12(2) of the Securities Act of 1933, Section 10(b) of, and Rule 10b-5 under the Exchange Act and the common law. In September 1995, counsel for the Company filed a motion to dismiss this action for failure to state a claim. On April 16, 1996, the Court granted the Company's motion and dismissed the complaint. On May 3, 1996, plaintiff moved to vacate the Court's dismissal and for leave to file an Amended Complaint. On June 19, 1996, the Company moved to dismiss the Amended Complaint for failure to state a claim.

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

          On February 28, 1996, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III ("ZML") filed a complaint and a motion for a preliminary injunction against the Company. The action is captioned ZELL/MERRILL LYNCH REAL ESTATE OPPORTUNITY PARTNERS LIMITED PARTNERSHIP

          III V. ROCKEFELLER CENTER PROPERTIES, INC., 96 Civ. 1445, and is pending in the United States Federal District Court for the Southern District of New York (the "SDNY action"). The complaint alleges that the Company breached the investment agreement dated as of August 18, 1995, between the Company and ZML (the "ZML Investment Agreement") by failing to sell to ZML 1,788,908 shares of Common Stock and by failing to appoint a person designated by ZML to the Company's Board of Directors. ZML seeks specific performance of the ZML Investment Agreement. On March 21, 1996, the Court denied ZML's motion for injunctive relief. The Company intends to vigorously contest the action and the Company does not believe that ZML is entitled to the relief requested. On April 3, 1996, ZML informed the Company that ZML would move to dismiss the action on the basis of a purported lack of federal subject matter jurisdiction. On April 3, 1996, ZML also filed an action in the Circuit Court of Cook County, Illinois, captioned ZELL/MERRILL LYNCH REAL ESTATE OPPORTUNITY PARTNERS LIMITED PARTNERSHIP III V. ROCKEFELLER CENTER PROPERTIES, INC., ET AL., Case No. 96 CH 03341, alleging claims that are virtually identical to those alleged in ZML's February 28, 1996, complaint (the "ZML Illinois action"). In addition, on April 3, 1996, EOH filed a separate action in the Circuit Court of Cook County, Illinois, captioned EQUITY OFFICE HOLDINGS, L.L.C. V. ROCKEFELLER CENTER PROPERTIES, INC., Case No. 96 CH 03342, for declaratory judgment that the Company is obligated to pay EOH a break-up fee and reimburse certain expenses in accordance with the terms of the Combination Agreement (the "EOH Illinois action"). On April 4, 1996, the Company filed an action in the Supreme Court in the State of New York, New York County, captioned ROCKEFELLER CENTER PROPERTIES, INC., V. ZELL/MERRILL LYNCH REAL ESTATE OPPORTUNITY PARTNERS LIMITED PARTNERSHIP III AND EQUITY OFFICE HOLDINGS L.L.C., Index No. 106176/96, seeking a declaratory judgment that the Company has not breached the ZML Investment Agreement and that the Company is not obligated to pay EOH or any of its affiliates a break-up fee or reimburse certain expenses under the terms of the Combination Agreement (the "New York State action"). The Company also seeks monetary damages in an amount to be determined at trial.

          On May 3, 1996, the Company removed the ZML Illinois action to the United States District Court for the Northern District of Illinois.
          On June 17, 1996, the Circuit Court of Cook County entered an order dismissing the EOH Illinois action for lack of personal jurisdiction over the Company. On July 18, 1996, the parties entered a stipulation of dismissal without prejudice of the ZML Illinois action. ZML's motion to dismiss the SDNY action for lack of federal subject matter jurisdiction, which was filed on April 3, 1996, is still pending. In the New York State action, the parties entered a stipulation extending the time for ZML and EOH to answer or otherwise respond to the Complaint to 14 days after the earlier of (1) enter of an order dismissing the SDNY action, or (2) August 30, 1996.

          The Company does not expect the outcome of the above litigation to have a material effect on the financial condition of the Company

ITEM 2.   CHANGES IN SECURITIES

(a) On July 10, 1996 (the "Effective Date"), RCPI Merger, a Delaware corporation formed by members of the Investor Group, was merged with and into the Company pursuant to the Merger Agreement (the "Merger"), and the Company was the surviving corporation in such Merger. As a result of the consummation of the Merger on the Effective Date, each share of the Company's common stock, par value $.01 per share ("Common Stock"), outstanding as of the Effective Date (other than (i) shares of Common Stock held by the Company or any of its subsidiaries, (ii) shares of Common Stock held by RCPI Holdings Inc. or any of its subsidiaries (including RCPI Merger) and (iii) any shares of Common Stock held by a stockholder who was entitled to demand, and who properly demanded and has not withdrawn such demand, appraisal for such shares in accordance with Section 262 of the Delaware General Corporation Law) was converted into the right to receive $8.00 net in cash, without interest thereon. As a result of the consummation of the Merger, all of the Common Stock of the Company is now held of record by RCPI Holdings Inc. and all of the Warrants and SARs have been cancelled.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

3.1       Certificate of Trust of RCPI Trust, dated March 22, 1996.

10.1 Amendment No. 2 to the Agreement and Plan of Merger, dated as of April 25, 1996, is incorporated herein by reference to the Company's report on Form 8-K, filed on April 25, 1996.

10.2 Amendment No. 3 to the Agreement and Plan of Merger, dated as of May 29, 1996, is incorporated by reference to the Company's report on Form 8-K filed on May 29, 1996.

10.3 Amendment No. 4 to the Agreement and Plan of Merger, dated as of June 30, 1996, is incorporated by reference to the Company's report on Form 8-K filed on July 1, 1996.

(b) Reports on Form 8-K

A report on Form 8-K was filed on April 25, 1996, reporting events under Item 5 and Item 7 of Form 8-K.

A report on Form 8-K was filed on May 29, 1996, reporting events under Item 5 and Item 7 of Form 8-K.

A report on Form 8-K was filed on July 1, 1996, reporting events under Item 5 and Item 7 of Form 8-K.

ROCKEFELLER CENTER PROPERTIES, INC.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RCPI TRUST




Date:   August 14, 1996                 By: /S/ DAVID AUGARTEN
                                           -----------------------------------
                                           David Augarten
                                           Vice President (Principal Financial
                                           Officer)

EXHIBIT NO.     DESCRIPTION                                      PAGE NO.

3.1             Certificate of Trust of RCPI Trust