Form 10-Q
period 1996-09-30
ROCKEFELLER CENTER PROPERTIES INC
filed 1996-11-19
CIK 773652

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                                               ------------------
                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to _________

                         Commission file number 1-8971*
                                                -------
                                   RCPI TRUST*
                              --------------------
             (Exact name of registrant as specified in its charter)

    DELAWARE                                                    13-7087445
-----------------------------                               -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       c/o Tishman Speyer Properties, L.P.
                   45 Rockefeller Plaza, New York, N.Y. 10111
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (212) 698-1440
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                       c/o Tishman Speyer Properties, L.P.
                1230 Avenue of the Americas, New York, N.Y. 10020
                -------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X*   No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                Outstanding at November 19, 1996
---------------------------------            --------------------------------
   Trust Ownership Interests                                       2
---------------------------------------------
* As successor in interest to Rockefeller Center Properties, Inc. (Commission File No. 1-8971)

                                   RCPI TRUST


                                      INDEX

                                                                            PAGE
PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring items except as described in Note 1) necessary for a fair presentation have been included, except as otherwise disclosed in Note 2.

          RCPI Trust, Balance Sheet as of September 30, 1996 (unaudited)      3

          RCPI Trust, Statement of Operations for the period from
          July 10, 1996 to September 30, 1996 (unaudited)                     4

          RCPI Trust, Statement of Cash Flows for the period from
          July 10, 1996 to September 30, 1996 (unaudited)                     5

          Rockefeller Center Properties, Inc., Balance Sheet as of
          December 31, 1995                                                   6

          Rockefeller Center Properties, Inc., Statements of Operations
          for the period ended July 10, 1996 and the nine months ended
          September 30, 1995 (unaudited)                                      7

          Rockefeller Center Properties, Inc., Statements of Cash
          Flows for the period ended July 10, 1996 and the nine months
          ended September 30, 1995 (unaudited)                                8

          Notes to Financial Statements (unaudited)                           9


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                              17


PART II--OTHER INFORMATION                                                   24


SIGNATURES                                                                   27

PART I--FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                    RCPI TRUST
                                  BALANCE SHEET
                                ($ in thousands)
                                   (UNAUDITED)


                                                                                  September 30, 1996
                                                                                  ------------------
ASSETS
  Land                                                                                     $145,494
  Building and improvements, net of accumulated depreciation of $3,107                      580,268
  Deferred tenant alterations, net of accumulated depreciation of $17                         4,123
  Furniture & fixtures, net of accumulated depreciation of $60                                  610
  Cash and cash equivalents                                                                  38,797
  Cash - tenant security deposits                                                             6,544
  Deferred leasing costs, net of accumulated amortization of $38                              2,529
  Organization costs, net of accumulated amortization of $106                                 2,487
  Accounts receivable                                                                        13,488
  Deferred rent                                                                                 792
  Prepaid expenses                                                                            9,752
                                                                                           --------

Total Assets                                                                               $804,884
                                                                                           --------
                                                                                           --------
LIABILITIES AND OWNER'S EQUITY
Liabilities:
  Zero coupon convertible debentures due 2000, net of unamortized
   discount of $234,768 (Note 4)                                                           $351,417
  Floating rate notes due 2000 (Note 4)                                                      10,000
  14% debentures due 2007, net of unamortized discount of $4,014 (Note 4)                    70,986
  Accrued interest and interest rate swap payable (Note 4)                                    9,735
  Accounts payable and accrued expenses                                                      22,125
  Leasing commissions payable                                                                 1,415
  Tenant security deposits payable                                                            6,544
                                                                                           --------

Total Liabilities                                                                           472,222

Owner's Equity:                                                                             332,662
                                                                                           --------

Total Liabilities and Owner's Equity                                                       $804,884
                                                                                           --------
                                                                                           --------




                       SEE NOTES TO FINANCIAL STATEMENTS.

                                   RCPI TRUST
                             STATEMENT OF OPERATIONS
                                ($ in thousands)
                                   (UNAUDITED)


                                                     Period from July 10 to
                                                       September 30, 1996
                                                       ------------------
REVENUES:
   Rent and other tenant charges                                 $ 36,917
   Interest income                                                  1,573
                                                                 --------
           Total revenues                                          38,490


EXPENSES:
   Payroll                                                          3,681
   Severance and placement costs                                      627
   Cleaning                                                         2,483
   Utilities                                                        2,735
   Office Expense                                                     253
   Repairs and maintenance                                          1,730
   Insurance                                                          691
   Professional fees                                                6,493
   General and administrative                                         321
   Tenant buyout                                                    1,779
   Real estate taxes                                                7,009
   Management and accounting fees                                     802
   Interest                                                        16,444
   Prepayment penalty                                               1,594
   Depreciation and amortization                                    3,294
                                                                 --------
           Total expenses                                          49,936
                                                                 --------

Net (loss)                                                       $(11,446)
                                                                 --------
                                                                 --------



                       SEE NOTES TO FINANCIAL STATEMENTS.

                                   RCPI TRUST
                             STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                   (UNAUDITED)


                                                                              Period from July 10 to
                                                                                September 30, 1996
                                                                                ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              $( 11,446)
  Adjustment to reconcile net loss to net cash
   (used in) operating activities:
    Amortization of original issue discount                                                 9,246
    Other depreciation and amortization                                                     3,294
    Changes in operating assets and liabilities:
     Increase in deferred rent                                                               (792)
     Decrease in prepaid expenses                                                           6,990
     Increase in accounts receivable                                                       (2,254)
     Decrease in accounts payable, accrued expenses and other liabilities                 (14,818)
                                                                                          -------

Net cash (used in) operating activities                                                    (9,780)
                                                                                         --------

INVESTING ACTIVITIES:
  Costs incurred to acquire property                                                      (12,528)
  Additions to building improvements                                                       (2,401)
  Additions to tenant improvements                                                         (4,140)
  Additions to furniture, fixtures and equipment                                             (254)
  Additions to leasing costs                                                               (2,567)
  Proceeds from payment of mortgage loan                                                  440,000
  Cash received upon transfer of property                                                  15,499
  Additions to organization costs                                                          (2,593)
                                                                                         --------

Net cash provided by investing activities                                                 431,016
                                                                                         --------

FINANCING ACTIVITIES:
  Extinguishment of debt                                                                 (382,495)
                                                                                         --------

Net cash (used in) financing activities                                                  (382,495)
                                                                                         --------

Increase in cash and cash equivalents                                                      38,741

Cash and cash equivalents, beginning of period                                                 56
                                                                                         --------

Cash and cash equivalents, end of period                                                 $ 38,797
                                                                                         --------
                                                                                         --------


NON-CASH TRANSACTION:
Pursuant to the Second Amended Joint Plan of Reorganization confirmed on May 29, 1996 in the Bankruptcy cases of Rockefeller Center Properties and RCP Associates , on July 17, 1996, the Company received land, buildings and other assets and liabilities of the Borrower valued at $746,839,000. The related mortgage note receivable was canceled.


                       SEE NOTES TO FINANCIAL STATEMENTS.

                               Predecessor Company
                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  BALANCE SHEET
                                ($ in thousands)


                                                                                   DECEMBER 31, 1995
                                                                                   -----------------
ASSETS
Mortgage loan and interest receivable, net of valuation reserve
  of $74,000 and unamortized discount of $34,906 (Note 3)                              $1,176,220
Deferred debt issuance costs, net                                                          12,421
Cash and cash equivalents                                                                   1,298
Other assets                                                                                  837
                                                                                       ----------

             Total Assets                                                              $1,190,776
                                                                                       ----------
                                                                                       ----------

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Current coupon convertible debentures due 2000 (Note 4)                              $  213,170
  Zero coupon convertible debentures due 2000, net of
   unamortized discount of $225,902 (Note 4)                                              360,283
  Floating rate notes due 2000 (Note 4)                                                   116,296
  14% debentures due 2007, net of unamortized
   discount of $4,282 (Note 4)                                                             70,718
  GSMC facility (Note 4)                                                                   10,200
  Accrued interest payable                                                                 61,914
  Stock appreciation rights (Note 4)                                                       13,406
  Accounts payable and accrued expenses                                                     3,027
  Accrued transaction costs and expenses                                                   25,163
                                                                                       ----------

    Total Liabilities                                                                     874,177
                                                                                       ----------
Contingencies

Stockholders' Equity:
  Common stock, $.01 par value:
   150,000,000 shares authorized,
   38,260,704 shares issued and outstanding                                                   383
  Additional paid-in capital                                                              707,545
  Distributions to stockholders in excess of net income                                  (391,329)
                                                                                       ----------

    Total Stockholders' Equity                                                            316,599
                                                                                       ----------

    Total Liabilities and Stockholders' Equity                                         $1,190,776
                                                                                       ----------
                                                                                       ----------


                       SEE NOTES TO FINANCIAL STATEMENTS.

                               Predecessor Company
                       ROCKEFELLER CENTER PROPERTIES, INC.
                            STATEMENTS OF OPERATIONS
                     ($ in thousands, except for share data)
                                   (UNAUDITED)


                                                        Period from                      Period from      Nine months
                                                         July 1 to      Quarter ended     January 1           ended
                                                         to July 9,     September 30,     to July 9,     September 30,
                                                           1996             1995            1996             1995
                                                        -----------     -------------    -----------     -------------
Revenues:
  Loan interest income (Note 3)                                  -               -                -       $20,339
  Short term investment and portfolio income                     2             556               38         1,003
                                                          --------       ---------         --------     ---------
                                                                 2             556               38        21,342
                                                          --------       ---------         --------     ---------

Expenses:
 Interest Expense:
  Current coupon convertible debentures                        619           5,871           11,642        17,107
  Zero coupon convertible debentures                         1,015           8,558           18,985        24,862
  14% Debentures                                               301           2,751            5,790         8,252
  Floating rate notes                                          371           4,457            8,013        13,984
  GSMC facility                                                175               -            2,554             -
  Commercial paper and other interest                            -              70                -            70
                                                          --------       ---------         --------     ---------
                                                             2,481          21,707           46,984        64,275

  General and administrative                                   125           2,902            4,774         6,112
  Amortization of deferred debt issuance costs              10,656           6,384           12,421         8,116
  Stock appreciation rights liability                          111          11,478            2,041        10,050
  Effects of execution and delivery of merger
   agreement (Note 1)                                       (1,610)         99,163           (8,232)       99,163
  Expenses related to the March 25, 1996
   special meeting of stockholders                              23               -              422             -
                                                          --------       ---------         --------     ---------
                                                            11,786         141,634           58,410       187,716
                                                          --------       ---------         --------     ---------

Net (loss)                                                $(11,784)      $(141,078)        $(58,372)    $(166,374)
                                                          --------       ---------         --------     ---------
                                                          --------       ---------         --------     ---------

Net (loss) per share                                        ($0.31)         ($3.69)          ($1.53)       ($4.35)
                                                          --------       ---------         --------     ---------
                                                          --------       ---------         --------     ---------




                       SEE NOTES TO FINANCIAL STATEMENTS.

                               Predecessor Company
                       ROCKEFELLER CENTER PROPERTIES, INC.
                             STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (UNAUDITED)


                                                                              Period from         Nine Months
                                                                              January 1 to           Ended
                                                                                 July 9,         September 30,
                                                                                  1996               1995
                                                                              ------------       -------------
Cash flows from operating activities:
    Loan interest received                                                         $     -            $20,339
    Short term investment, portfolio and other interest income received                 38                998
    Interest paid on floating rate notes                                            (7,626)           (13,410)
    Interest paid on 14% debentures                                                 (5,308)            (4,521)
    Interest paid on current coupon convertible debentures                         (27,712)                 -
    Payments for accounts payable, accrued expenses and other assets               (13,463)            (5,793)
                                                                                  --------            -------
         Net cash used in operating activities                                     (54,071)            (2,387)
                                                                                  --------            -------
Cash flows from investing activities:
    Draw downs on letter of credit support                                               -             50,000
                                                                                  --------            -------
         Net cash provided by investing activities                                       -             50,000
                                                                                  --------            -------

Cash flows from financing activities:
    Net proceeds from GSMC facility                                                 52,829                  -
    Dividends paid                                                                       -             (5,739)
    Floating rate note principal repayment                                               -            (33,704)
    Net proceeds from working capital loan                                               -              8,025
    Letter of intent fee and other financing fees                                        -             (2,675)
                                                                                  --------            -------

         Net cash provided by (used in) financing activities                        52,829            (34,093)
                                                                                  --------            -------
Net (decrease) increase in cash                                                     (1,242)            13,520
Cash and cash equivalents at the beginning of the period                             1,298              2,897
                                                                                  --------            -------
Cash and cash equivalents at the end of the period                                     $56            $16,417
                                                                                  --------            -------
                                                                                  --------            -------

Reconciliation of net loss to net cash (used in) operating activities:
Net (loss)                                                                        ($58,372)         ($166,374)
Adjustments to reconcile net (loss) to net cash (used in)
 operating activities:
    Effects of execution and delivery of merger agreement                                -             99,163
    Amortization of discount:
     Zero coupon convertible debentures                                             18,985             24,862
     14% debentures                                                                    188                268
    Increase in interest receivable and amortization of loan
     receivable discount, net                                                            -                 (5)
    Decrease in deferred debt issuance costs and
     other assets, net                                                              12,280              7,823
    (Decrease) increase in accrued interest payable and
     amortized unpaid discount on commercial paper                                 (12,836)            21,233
    Increase in stock appreciation rights liability                                  2,041             10,050
    (Decrease) increase in accounts payable and accrued expenses                   (16,357)               593
                                                                                  --------            -------
         Net cash (used in) operating activities                                  $(54,071)           $(2,387)
                                                                                  --------            -------
                                                                                  --------            -------


                       SEE NOTES TO FINANCIAL STATEMENTS.

                                   RCPI TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   ORGANIZATION AND PURPOSE

     RCPI Trust, a Delaware business trust (the "Company"), is the successor in interest to Rockefeller Center Properties, Inc. (the "Predecessor" or "RCPI"), which was formed to permit public investment in two convertible, participating mortgages on the 12 original landmarked buildings in Rockefeller Center (the "Property"). From the proceeds of its offering of Common Stock (the "Common Stock") and the offerings of its Current Coupon Convertible Debentures due 2000 and Zero Coupon Convertible Debentures due 2000 (collectively, the "Convertible Debentures"), the Predecessor made a $1.3 billion convertible, participating mortgage loan to two partnerships, Rockefeller Center Properties and RCP Associates (collectively, the "Borrower"). The partners of the Borrower were Rockefeller Group, Inc. ("RGI") and Radio City Music Hall Productions, Inc. ("RCMHP"), a wholly owned subsidiary of RGI. Mitsubishi Estate Company, Ltd. controlled an 80% equity interest in RGI, and Rockefeller Family interests held the remaining 20%. The Borrower owned the Property through July 17, 1996. In December 1994 the Predecessor issued floating rate notes ("Floating Rate Notes") due December 31, 2000 and 14% debentures ("14% Debentures") due December 31, 2007 and warrants ("Warrants") and stock appreciation rights ("SARs") expiring December 31, 2007. On July 10, 1996, pursuant to the Merger Agreement (defined below) RCPI Merger Inc. ("RCPI Merger") was merged with and into the Predecessor and the Company acquired all of the assets and assumed the liabilities of the Predecessor. On July 17, 1996, the Company acquired the Property from the Borrower pursuant to the Second Amended Joint Plan of Reorganization of the Borrower and the NBC Sale was consummated (see below).

     STATUS OF THE BORROWER

     On May 11, 1995, the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Predecessor's only significant source of income was interest received on the mortgage loan from the Borrower. As a result of these filings, neither the Predecessor nor the Company received any interest payments from the
     Borrower since the date of bankruptcy.   The Borrower and RGI filed a
     Chapter 11 reorganization plan (the "Chapter 11 Plan") for the Borrower that contemplated that ownership of the Property would be turned over to the Predecessor or its designee upon consummation of the Chapter 11 Plan. Pursuant to the order of the Bankruptcy Court the Chapter 11 Plan was confirmed on May 29, 1996 and became effective on July 17, 1996 upon the transfer of the Property by the Borrower to the Company.

     MERGER AGREEMENT

     Pursuant to an Agreement and Plan of Merger, dated as of November 7, 1995, entered into between the Predecessor and a group of investors (the "Investor Group") the members of which are Exor Group S. A., Prometheus Investors, L.L.C., Rockprop, L.L.C., Troutlet Investments Corporation, Gribble Investments (Tortola) BVI, Inc., Weevil Investments (Tortola) BVI, Inc. and Whitehall Street Real Estate Limited Partnership V ("Whitehall"), as amended by Amendment No. 1 thereto dated as of February 12, 1996, Amendment No, 2 thereto dated as of April 25, 1996, Amendment No. 3 thereto dated as of May 29, 1996 and Amendment No. 4 thereto dated as of June 30, 1996, (as so amended, the "Merger Agreement"), RCPI Merger Inc. was merged (the "Merger") with and into the Predecessor and the Predecessor became a subsidiary of RCPI Holdings Inc., a Delaware corporation controlled by the Investor Group ("RCPI Holdings").

     The Merger Agreement was approved by the stockholders of the Predecessor on March 25, 1996 and became effective on July 10, 1996 (the "Effective Date"). As a result of the consummation of the Merger on the Effective Date, each share of the Predecessor's common stock outstanding as of the Effective Date (other than (i) shares of Common Stock held by the Predecessor or any of its subsidiaries, (ii) shares of Common Stock held by RCPI Holdings or any of its subsidiaries (including RCPI Merger) and (iii) any shares of common stock held

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                   (UNAUDITED)

     by a stockholder who was entitled to demand, and who properly demanded and has not withdrawn such demand, appraisal for such shares in accordance with
     Section 262 of the Delaware General Corporation Law) was converted into the right to receive $8.00 net in cash, without interest thereon. As a result of the consummation of the Merger, all of the Common Stock of the Predecessor is now held of record by RCPI Holdings and all of the Warrants and SARs have been canceled. Also on July 10, 1996 the Predecessor transferred all of its assets and liabilities to the Company and the Company became the successor to the Predecessor under the Indenture governing the Convertible Debentures.

     In addition, under the Merger Agreement, Goldman Sachs Mortgage Company ("GSMC"), which is a party to the Merger Agreement for this purpose, agreed to make a line of credit available to the Predecessor (the "GSMC Facility") during the period between November 7, 1995 and the earlier of (1) the consummation of the merger contemplated by the Merger Agreement or (2) any termination of the Merger Agreement. Such credit was secured on the same basis as the Floating Rate Notes and the 14% Debentures, but accrued interest at the rate of 10% per annum (compounded quarterly) and was prepayable at any time without penalty. If borrowings under the GSMC Facility had not been repaid by the earlier of July 19, 1996, or any termination of the Merger Agreement in specified circumstances, such borrowings would have become subject to the same terms and conditions as those applicable to the Floating Rate Notes. The Predecessor had borrowed a total of $63.7 million under the GSMC Facility. The principal balance and accrued interest was repaid in full on July 17, 1996 by the Company.

     During the quarter ended September 30, 1995, the Predecessor recorded certain transaction costs and expenses aggregating $25.3 million, which reflected the breakup fee related to the termination of a Combination Agreement (See Note 6), professional fees, and certain liquidation expenses and other liabilities specifically provided for in the Merger Agreement. For the quarter ended June 30, 1996, this liability was adjusted by $6.6 million to more accurately reflect the amounts actually paid upon consummation of the Merger and amounts remaining unpaid. For the period from July 1 to July 9, 1996, the liability was further adjusted by $1.6 million to reflect the actual amount paid in final settlement of the termination of the Combination Agreement (See Note 6). As a result, a credit of $8.2 million is reflected in total expenses of the Predecessor for the period from January 1 to July 9, 1996.

     NBC SALE

     On July 17, 1996, the effective date of the Chapter 11 Plan, the Company, as the Predecessor's designee, acquired the Property from the Borrower pursuant to the Second Amended Joint Plan of Reorganization confirmed on May 29, 1996 in the Bankruptcy cases of the Borrower. Concurrent therewith, the Borrower delivered to General Electric Company, a New York corporation ("GE"), National Broadcasting Company, Inc., a Delaware corporation ("NBC"), and NBC Trust No. 1996A, a Delaware business trust, for $440 million, interests in certain buildings in the property previously leased by GE or its affiliates, including NBC, pursuant to the agreement, dated as of April 23, 1996, among Whitehall, Rockprop L.L.C., Prometheus Investors, L.L.C., Troutlet Investments Corporation, Gribble Investments (Tortola) BVI, Inc., Weevil Investments (Tortola) BVI, Inc., Exor Group S.A., GE and NBC (the "NBC Sale"). Pursuant to the Chapter
     11 Plan, the proceeds from the NBC Sale were paid to the Company reducing the outstanding mortgage loan.


2.   BASIS OF PREPARATION

     The accompanying financial statements are prepared in accordance with generally accepted accounting principles and reflect the results of operations and cash flows of the Predecessor for the year ended
     December 31, 1995 and for the period from January 1, 1996 through the Effective Date. The results of operations and cash flows of the Company, successor in interest to the Predecessor, are presented for the period from the Effective Date through September 30, 1996. The Predecessor's balance sheet at December 31, 1995 and the Company's balance sheet at September 30, 1996 are presented. Pro forma results of operations, as if the acquisition of the Property and the NBC Sale had occurred as of January 1, 1996, are presented in Note 7 to the financial statements.

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                   (UNAUDITED)

     Pursuant to Accounting Principles Bulletin No. 16, Business Combinations ("APB 16"), the Merger will be accounted for by the purchase method of accounting, pursuant to which the purchase price will be allocated among the assets and liabilities of the Company based on the fair market value of the assets and liabilities on the Effective Date. As of September 30, 1996 these allocations had not been finalized. Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, allows the acquiring company up to one year to adjust the fair market value of the assets and liabilities acquired.

3.   MORTGAGE LOAN AND INTEREST INCOME

     The mortgage loan, which was in the face amount of $1.3 billion, was made pursuant to a Loan Agreement between the Predecessor and the Borrower on September 19, 1985 (as amended, the "Loan Agreement"), and was evidenced by two notes (collectively, as amended, the "Note"). Following the Borrower's failure to make the interest payment due on May 31, 1995, the Predecessor drew down the full amount available under the $50 million of letters of credit which supported, among other things, payment of Base Interest, (as defined) on the mortgage loan. Due to the significant uncertainties caused by the Borrower's Chapter 11 filings and solely for accounting purposes, this $50 million was applied to reduce the carrying value of the mortgage loan to $1.25 billion. Subsequent to December 31, 1994 and prior to the execution and delivery of the Merger Agreement, the Predecessor had based the value assigned to the Property and hence to the mortgage loan on an independent appraisal as of December 31, 1994, which was supported by a concurring review. However, the terms of the Merger Agreement indicated that the market value of the Property was now less than its carrying value. Thus, during the quarter ended September 30, 1995, the Predecessor further reduced the carrying value of the mortgage loan by $74 million, which is included on the statement of operations under the caption "effects of the execution and delivery of the merger agreement", to reflect the economics of the transactions contemplated by the Merger Agreement.

     Due to the significant uncertainties created by the Borrower's Chapter 11 filings, the Predecessor limited recognition of income on the mortgage loan for the year ended December 31, 1995 and the period ended July 9, 1996 to the cash , if any, actually received from the Borrower.

4.   DEBT

     CONVERTIBLE DEBENTURES

     Interest expense recognized on the Convertible Debentures is based on the average yields to the maturity date, December 31, 2000. The average yields are computed (using the interest method with semiannual compounding) by (1) combining the differing coupon rates on the Current Coupon Convertible Debentures and (2) amortizing the original issue discount related to the Zero Coupon Convertible Debentures. The resulting effective annual interest rates were 9.23% and 10.23%, through the Effective Date, for the Current Coupon and Zero Coupon Convertible Debentures, respectively. Upon consummation of the Merger, the carrying value of the Zero Coupon Convertible Debentures was adjusted to reflect the fair market value of such Debentures at such date. Due to this adjustment such Debentures have been accreting at 12.10% since the Effective Date rather then at the 10.23% as they had prior to that date. The Current Coupon Convertible Debentures were redeemed on August 28, 1996 and the principal amount of $213,170,000 plus accrued interest was paid on that date.

     FLOATING RATE NOTES

     The interest rate on the Floating Rate Notes is based on the 90-day London Interbank Offered Rate ("LIBOR") plus 4%. At September 30, 1996 the interest rate in effect is 9.28%. The average interest rate for the nine months ended September 30, 1996 was 9.48%. In addition to this interest based upon LIBOR, interest expense on the Floating Rate Notes includes the financial effect associated with interest rate swap agreements used for hedging purposes (see below). A total of $106,296,000 of the outstanding principal plus accrued interest was prepaid on July 17, 1996. As of September 30, 1996, an aggregate principal amount of $10 million remains outstanding.

     14% DEBENTURES

     Interest expense on the 14% Debentures also includes the straight line amortization of the original issue discount related to the Warrants and SARs through the expiration date of December 31, 2007. Under the terms of the

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                   (UNAUDITED)


     14% Debentures, to the extent that Net Cash Flow (as defined) is insufficient to pay interest on an interest payment date (each June and December 2), the Company will not be obligated to pay interest on the 14% Debentures on such date and such interest will accrue.

     In connection with the issuance of the 14% Debentures in December 1994, the Predecessor separately issued to Whitehall 5,349,541 SARs which were exchangeable for 14% Debentures or under certain circumstances for Warrants on a one-for-one basis. The SARs were exchangeable for a principal amount of 14% Debentures equal to the product of the average daily market prices of the Common Stock for the 30 consecutive trading days immediately preceding the date of exchange ($7.89 at July 10, 1996) minus the exercise price per share of the Warrants into which the SARs are exchangeable ($5 per Warrant) times the number of Warrants into which the SARs are exchangeable (5,349,541). All outstanding Warrants and SARs were canceled in connection with the Merger. See Note 1.

     Due to the increase in the market price of the Predecessor's Common Stock during the period from January 1 to July 9, 1996, the Predecessor was required to increase its SARs liability and record a current noncash charge to earnings of $2,041,000 for such period The Predecessor was required to make adjustments to earnings for the difference between the aggregate principal amount of 14% Debentures issuable upon exchange of the SARs (SARs liability) and the value at which the SARs liability was carried.

     GSMC FACILITY

     The Merger Agreement provided that GSMC would make a line of credit available to the Predecessor during the period between November 7, 1995 and the earlier of (1) the consummation of the merger contemplated by the Merger Agreement or (2) any termination of the Merger Agreement. Such credit was secured on the same basis as the Floating Rate Notes and the 14% Debentures, but would have accrued interest at the rate of 10% per annum (compounded quarterly) and was prepayable at any time without penalty. If borrowings under the GSMC Facility had not been repaid by the earlier of July 19, 1996 or any termination of the Merger Agreement in specified circumstances, such borrowings would have become subject to the same terms and conditions as those applicable to the Floating Rate Notes. The Predecessor had borrowed a total of $63.7 million under the GSMC Facility which amount was repaid in full with accrued interest on July 17, 1996, by the Company (see Note 1).

     INTEREST RATE SWAP AGREEMENTS

     In connection with its short term floating rate debt, the Predecessor entered into interest rate swap agreements with financial institutions that were intended to fix a portion of the Predecessor's interest rate risk on floating rate debt. In connection with the issuance of the Floating Rate Notes and 14% Debentures in December 1994, the Predecessor retired certain of its interest rate swap agreements. The Company assumed the remaining agreements on the Effective Date. The Company pays a fixed rate of interest semi-annually and receives a variable rate of interest semi-annually based on 180-day LIBOR. The amount to be paid or received from interest rate swap agreements is accrued as floating interest rates are reset semi-annually. The $105,000,000 notional amount of interest rate swap agreements outstanding at September 30, 1996 represents three contracts, each expiring during 1998.

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                   (UNAUDITED)

The net notional principal, weighted average interest rate of net interest rate swap agreements outstanding and annualized net payment relating to interest rate swap contracts, as of September 30, 1996 and 1995 are as follows:

                                                     1996            1995
                                                  ------------    ------------

          Net notional principal                  $105,000,000    $105,000,000
                                                  ------------    ------------
                                                  ------------    ------------

          Weighted average interest rate
           of net swaps outstanding                     4.026%          3.560%
                                                  ------------    ------------
                                                  ------------    ------------

          Annualized net payment                  $  4,227,300     $ 3,738,000
                                                  ------------    ------------
                                                  ------------    ------------

     The settlement value of all swap agreements outstanding at September 30, 1996, based on information supplied by the counter parties to the swap contracts, was a liability for the Company of approximately $6.2 million as compared to $9.7 million at September 30, 1995.

5.   NET LOSS PER SHARE AND DISTRIBUTIONS

     Net loss per share for the Predecessor is based upon 38,260,704 average shares of Common Stock outstanding during the period from July 1, 1996 to July 9, 1996, the quarter ended September 30, 1995, the period from January 1, 1996 to July 9, 1996 and the nine months ended September 30, 1995, respectively. For each of these periods, fully diluted net loss per share is not presented since the effect of the assumed conversion of the Convertible Debentures, Warrants and SARs would be anti-dilutive.

     The Indenture governing the Convertible Debentures limits cash distributions to equity holders to the amount of cumulative Distributable Cash. The Indenture defines Distributable Cash as cash receipts from operations less operating expenses and interest. The amount of Distributable Cash at September 30, 1996 is approximately $60 million. This amount includes operating cash flows from the Predecessor, net of dividends paid, through July 10, 1996 and operating cash flow from the Company since July 10, 1996. As interest income was not received by the Predecessor during the period when the Borrower was under Chapter 11 protection, net cash flows from operations of the Property, which accrued to the benefit of the Company during this period, are also included.

6.   LEGAL MATTERS

     On January 23, 1995, Bear, Stearns & Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation commenced an action against the Company in the Supreme Court of New York, County of New York. The plaintiffs allege that the Company breached a contract relating to the plaintiffs' provision of investment banking services to the Predecessor in connection with a proposed 1994 transaction. The plaintiffs seek $5,062,500, plus costs, attorneys' fees and interest. The Supreme Court of New York denied the Predecessor's motion to dismiss the complaint on September 21, 1995. On October 10, 1995, the Predecessor filed an answer to the complaint which denied the plaintiffs' allegations and asserted numerous affirmative defenses. The Predecessor has vigorously contested the plaintiffs' claims. On June 11, 1996, RCPI moved for partial summary judgment on plaintiffs' claim that they are entitled to a "success fee" of over $4 million even though the transaction they proposed for RCPI was never consummated, and on plaintiffs' claim for indemnification of legal fees and expenses in connection with this lawsuit. On the same day, the plaintiffs moved for partial summary judgment on their claim for $950,000 in advisory fees and reimbursement of expenses incurred in connection with the underlying proposed transaction. These motions are currently pending.

     On May 11, 1995 the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Chapter 11 Plan was confirmed on May 29, 1996 and became effective on July 17, 1996 (See Note 1).

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                   (UNAUDITED)

     On May 24, 1995, Jerry Krim commenced an action encaptioned KRIM V. ROCKEFELLER CENTER PROPERTIES, INC. AND PETER D. LINNEMAN. On June 7, 1995, Kathy Knight and Moishe Malamud commenced an action encaptioned KNIGHT, ET AL. V. ROCKEFELLER CENTER PROPERTIES, INC. AND PETER D. LINNEMAN. Both actions were filed in the United States District Court for the Southern District of New York and purport to be brought on behalf of a class of plaintiffs comprised of all persons who purchased the Predecessor's Common Stock between March 20, 1995 and May 10, 1995. The complaints allege that the Predecessor and Dr. Linneman violated the federal securities laws by their purported failure to disclose, prior to May 11, 1995, that the Borrower would file for bankruptcy protection. The cases have been consolidated. On July 28, 1995, the Predecessor and Dr. Linneman filed answers to the complaints denying plaintiffs' substantive allegations and asserting numerous affirmative defenses. On September 22, 1995, plaintiffs served an Amended Class Action Complaint adding the Predecessor's remaining directors and its president as defendants. In addition to the foregoing claims, the Amended Complaint also asserts a cause of action for breach by the Predecessor's directors and its president of their fiduciary duties by approving the Agreement and Plan of Combination dated as of September 11, 1995, between the Company and Equity Office Holdings, L.L.C. ("EOH") (the "Combination Agreement"). The plaintiffs are seeking damages in such amount as may be proved at trial. Plaintiffs are also seeking injunctive relief, plus costs, attorneys' fees and interest. The Company intends to vigorously contest these actions.

     On July 6, 1995, Charal Investment Company, Inc. commenced a derivative action against certain of the Predecessor's present and former directors in the Court of Chancery of the State of Delaware in and for New Castle County ("Delaware Court of Chancery"). The Predecessor was named as a nominal defendant. The plaintiff alleged that the directors breached their fiduciary duties by: (1) using commercial paper proceeds to repurchase Convertible Debentures in 1987-1992; (2) entering into interest rate swaps; and (3) making capital distributions to stockholders during the years 1990 through 1994. On February 21, 1995, prior to the commencement of the action, the Predecessor's Board of Directors appointed a special committee of the Board to review the plaintiff's February 3, 1995 pre-suit demand that the Predecessor's Board of Directors institute litigation on the Predecessor's behalf with respect to such claims and recommend a course of action to the full Board. Plaintiff nevertheless commenced the action, asserting that circumstances did not permit further delay. On November 7, 1995, the Delaware Court of Chancery dismissed this action without prejudice due to plaintiff's failure to comply with the requirements of the Delaware Court of Chancery Rule 23.1.

     On November 14, 1995, the plaintiff moved to amend and supplement its complaint and/or to amend or alter the Delaware Court's judgment so as to permit the filing of additional derivative allegations, as well as class allegations that the Predecessor's Board of Directors had approved the proposed Merger without considering the value to the Predecessor of the matters set forth in the plaintiff's pre-suit demand. The Delaware Court of Chancery denied the plaintiff's motion on February 12, 1996.

     On November 28, 1995, the special committee of the Board reviewed the report of its counsel and, after deliberation, determined to recommend to the Predecessor's Board of Directors that the plaintiff's pre-suit demand be rejected because it would not be in the best interest of the Predecessor to pursue the matters set forth in such demand. On December 5, 1995, after considering the recommendation of the special committee and the report of the special committee's counsel, the Predecessor's Board of Directors voted to reject the plaintiff's pre-suit demand.

     On February 29, 1996, Charal Investment Company, Inc. filed a new action in the Delaware Court of Chancery purporting to assert both derivative and class counts. The derivative count alleges claims substantially identical to those set forth in Charal's July 6, 1995 complaint, which claims were the subject of the Board's rejection of plaintiff's pre-suit demand. The class count alleges that the directors failed to consider the value of the derivative claims in connection with the Board's evaluation of the fairness of the proposed Merger. The Predecessor is named only as a nominal defendant in this action. On June 5, 1996, Charal filed an amended and supplemental complaint which repeated the allegations contained in the February 29, 1996 complaint and added a new class claim against the individual defendants alleging that they had breached their fiduciary duties by not

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                   (UNAUDITED)

     including certain information in the proxy statement disseminated in connection with the Merger. To the extent that any relief is sought against the Company, the Company intends to vigorously contest the action. On October 18, 1996, the Defendants, including the Company, moved to dismiss the amended and supplemental complaint. The motion is currently pending.

     On November 15, 1996, Charal Investment Co., Inc. and C.W. Sommer & Co. filed a purported class action complaint in the United States District Court for the District of Delaware against certain former directors and officers of the Predecessor and against certain of the Company's indirect shareholders. The action is entitled CHARAL INVESTMENT CO. v. ROCKEFELLER, ET AL. Civil Action No. 96-543 ("CHARAL II"). Plaintiffs allege that the Defendants violated Section 10(b) of the Securities and Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder, and Section 14 of the Act and Rule 14a-9 promulgated thereunder by allegedly failing to provide adequate disclosure of the alleged possibility of a sale or leasehold financing of a portion of Rockefeller Center to the National Broadcasting Company and its parent corporation, General Electric Co., prior to the shareholder vote on the Merger. The complaint seeks unspecified damages, rescission of the Merger, and/or disgorgement. Defendents have advised the Company that they intend to deny the material allegations of the complaint and to contest the action vigorously. The Company may have indemnity obligations with respect to one or more of the Defendants.

     On July 31, 1995, L.L. Capital Partners, L.P. commenced an action against the Predecessor in the United States District Court in the Southern District of New York. The plaintiff alleges that, in a RCPI prospectus dated November 3, 1993, the Predecessor failed to disclose its purported belief that the Rockefeller Interests and Mitsubishi Estate would cease to fund the Borrower's cash flow shortfalls. The plaintiff seeks recovery under Section 12(2) of the Securities Act of 1933, Section 10(b) of, and Rule 10b-5 under the Exchange Act and the common law. On April 16, 1996, the Court granted the Predecessor's motion to dismiss the complaint for failure to state a claim. On June 3, 1996, Plaintiff filed an Amended Complaint. On September 24, 1996, the Court granted the Predecessor's motion to dismiss plaintiff's Amended Complaint for failure to state a claim. On October 24, 1996, plaintiff filed a Notice of Appeal.

     On September 13 and 14, 1995, five class action complaints, captioned FAEGHEH MOEZINIA V. PETER D. LINNEMAN, BENJAMIN D. HOLLOWAY, PETER G. PETERSON, WILLIAM F. MURDOCH, JR. AND ROCKEFELLER CENTER PROPERTIES, INC.; MARTIN ZACHARIAS V. B.D. HOLLOWAY, P.G. PETERSON, W.F. MURDOCH, P.D. LINNEMAN AND ROCKEFELLER CENTER PROPERTIES, INC.; JAMES COSENTINO V. PETER
     D. LINNEMAN, BENJAMIN D. HOLLOWAY, PETER G. PETERSON, WILLIAM F. MURDOCH, JR. AND ROCKEFELLER CENTER PROPERTIES, INC.; MARY MILLSTEIN V. PETER D. LINNEMAN, PETER G. PETERSON, BENJAMIN D. HOLLOWAY, WILLIAM F. MURDOCH, JR. AND ROCKEFELLER CENTER PROPERTIES, INC.; and ROBERT MARKEWICH V. PETER D. LINNEMAN AND DANIEL M. NEIDICH, ET AL. were filed in the Delaware Court of Chancery. On October 11, 1995, an additional complaint captioned HUNTER HOGAN V. ROCKEFELLER CENTER PROPERTIES, INC., ET AL. was filed in the Delaware Court of Chancery. Each of the complaints purports to be brought on behalf of a class of plaintiffs comprised of stockholders of the Predecessor who have been or will be adversely affected by the Combination Agreement. All of the complaints allege that the Predecessor's Directors breached their fiduciary duties by approving the Combination Agreement. The complaints seek damages in such amount as may be proved at trial. Plaintiffs also seek injunctive relief, plus costs and attorneys fees.
     On November 8, 1995, the Delaware Court of Chancery entered an order consolidating these actions. The Company intends to contest these actions vigorously.

     On July 31, 1996, a Petition for Appraisal, captioned SOLOMON V. ROCKEFELLER CENTER PROPERTIES, INC., was filed in the Delaware Court of Chancery. The petitioners allege that the consideration paid to the Predecessor's stockholders in conjunction with the Merger was inadequate and they request that the Court determine the fair value of their stock at the time of the Merger. The Company filed its Response to the Petition for Appraisal on October 7, 1996, in which it asserts that the fair value of the Predecessor's common stock at the time of the Merger was not more than $8.00 per share and asks the Court to so determine.

     On November 6, 1996, the parties filed stipulations of dismissal with prejudice in ZELL/MERRILL LYNCH REAL ESTATE OPPORTUNITY PARTNERS LIMITED PARTNERSHIP III ("ZML") V. ROCKEFELLER CENTER PROPERTIES, INC., 96 Civ. 1445, in the United States District Court for the Southern District of New York, and ROCKEFELLER CENTER PROPERTIES, INC. V. ZELL/MERRILL LYNCH REAL ESTATE OPPORTUNITY PARTNERS LIMITED PARTNERSHIP III AND EQUITY OFFICE HOLDINGS, L.L.C. ("EOH"), Index No. 106176/96, in the Supreme Court for the State of New York, New York County, dismissing all claims, counterclaims and third-party claims with prejudice. In connection with the dismissal of the two actions, the Company paid the sum of ten million one hundred seventy-three thousand eight hundred ninety-six dollars ($10,173,896) to EOH in settlement of EOH's claim for payment of the break-up fee as set forth in the Agreement and Plan of Combination dated as of September 11, 1995 between the Predecessor and EOH, and it paid the sum of one hundred thousand dollars ($100,000) to ZML in settlement of ZML's claim for $4,300,000 that the Predecessor violated the investment agreement dated as of August 18, 1995 between the Predecessor and ZML.

     The Company does not expect the outcome of the above litigation to have a material effect on the financial condition of the Company.

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                   (UNAUDITED)


7.   PRO FORMA FINANCIAL INFORMATION

     To provide a more meaningful comparison of results of operations, pro forma statements of income are presented for the nine month period ending September 30, 1996 as if the Company had acquired the Property on January 1, 1996. These results are compared to the Property's actual results of operation for the nine month period ended September 30, 1995. The pro forma statements of income are based upon the Borrower's statement of income for the six month period ending June 30, 1996, the Borrower's interim operating statement for the period from July 1 to July 17, 1996, and the Company's statement of income for the period July 18, 1996 through September 30, 1996.

     Net income for the nine month period ended September 30, 1996 is adjusted to give effect to (i) gross revenue and operating expenses had the NBC Sale occurred on January 1, 1996 and (ii) interest expense had the GSMC Facility and Current Coupon Convertible Debentures been repaid in full, and $106,296,000 of principal of the Floating Rate Notes prepaid, on January 1, 1996. Net income for the nine month period ended September 30, 1995 is adjusted to give effect to interest expense had the Borrower not defaulted on the mortgage loan in May 1995. The pro forma results are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred, nor are they indicative of future results of operations.

                                                      Nine months Ended
                                                        September 30,
                                                     1996           1995
                                                    ------         ------
Gross Revenue:                                     $140,155       $157,801
  Less:
   Operating expenses                              (118,469)      (110,680)
   Interest expense                                 (43,921)       (82,973)
                                                  ---------      ---------

  Net Loss                                        $( 22,235)     $( 35,852)
                                                  ---------      ---------
                                                  ---------      ---------

                                   RCPI TRUST
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The discussion below relates primarily to the results of operations of Rockefeller Center Properties, Inc. (the "Predecessor") for the period ended July 9, 1996 and the financial condition and results of operation of RCPI Trust (the "Company") for the period from July 10, 1996 through September 30, 1996. In addition, pro forma operating statements are presented to provide a meaningful comparison of the results of operation of the Property for the nine month periods ended September 30, 1996 and 1995 as if the acquisition of the Property and the NBC Sale (see below) had occurred on January 1, 1996. Investors are encouraged to review the financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1995 for a more complete understanding of the Predecessor's financial condition and results of operations.

The primary source of liquidity for the Predecessor prior to the Chapter 11 filings referred to below was interest income received on its mortgage loan to two partnerships (collectively, the "Borrower"). The mortgage loan was secured by leasehold mortgages on the entire Property ("Property") in the aggregate amount of $1.3 billion. The mortgage loan was further secured by a recorded assignment of rents pursuant to which the Borrower had assigned to the Predecessor, as security for repayment of the mortgage loan, the Borrower's rights to collect certain rents with respect to the Property. As discussed below, pursuant to a Merger Agreement, the Predecessor's assets and liabilities were transferred to the Company on July 10, 1996. On July 17, 1996, pursuant to the Chapter 11 Plan, the Borrower transferred the Property to the Company.

STATUS OF THE BORROWER

On May 11, 1995, the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Predecessor's only significant source of income was interest received on the mortgage loan from the Borrower. As a result of these filings, neither the Predecessor nor the Company received any interest payments from the Borrower since the date of bankruptcy. The Borrower and RGI filed a Chapter 11 reorganization plan (the "Chapter 11 Plan") for the Borrower that contemplated that ownership of the Property would be turned over to the Predecessor or its designee upon consummation of the Chapter 11 Plan. Pursuant to the order of the Bankruptcy Court the Chapter 11 Plan was confirmed on May 29, 1996 and became effective on July 17, 1996 upon the transfer of the Property by the Borrower to the Company.

MERGER AGREEMENT

Pursuant to an Agreement and Plan of Merger, dated as of November 7, 1995, entered into between the Predecessor and a group of investors (the "Investor Group") the members of which are Exor Group S. A., Prometheus Investors, L.L.C., Rockprop, L.L.C., Troutlet Investments Corporation, Gribble Investments (Tortola) BVI, Inc., Weevil Investments (Tortola) BVI, Inc. and Whitehall Street Real Estate Limited Partnership V ("Whitehall"), as amended by Amendment No. 1 thereto dated as of February 12, 1996, Amendment No, 2 thereto dated as of April 25, 1996, Amendment No. 3 thereto dated as of May 29, 1996 and Amendment No. 4 thereto dated as of June 30, 1996, (as so amended, the "Merger Agreement"), RCPI Merger Inc. was merged (the "Merger") with and into the Predecessor and the Predecessor became a subsidiary of RCPI Holdings Inc., a Delaware corporation controlled by the Investor Group ("RCPI Holdings").

The Merger Agreement was approved by the stockholders of the Predecessor on March 25, 1996 and became effective on July 10, 1996 (the "Effective Date"). As a result of the consummation of the Merger on the Effective Date, each share of the Predecessor's common stock outstanding as of the Effective Date (other than (i) shares of Common Stock held by the Predecessor or any of its subsidiaries,
(ii) shares of Common Stock held by RCPI Holdings or any of its subsidiaries (including RCPI Merger) and (iii) any shares of Common Stock held by a stockholder who was entitled to demand, and who properly demanded and has not withdrawn such demand, appraisal for such shares in accordance with Section 262 of the Delaware General Corporation Law) was converted into the right to receive $8.00 net in cash, without interest thereon. As a result of the consummation of the Merger,

                                   RCPI TRUST
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

all of the Common Stock of the Predecessor is now held of record by RCPI Holdings and all of the Warrants and SARs have been canceled. Also on July 10, 1996 the Predecessor transferred all of its assets and liabilities to the Company and the Company became the successor to the Predecessor under the Indenture governing the Convertible Debentures.

In addition, under the Merger Agreement, Goldman Sachs Mortgage Company ("GSMC"), which is a party to the Merger Agreement for this purpose, agreed to make a line of credit available to the Predecessor (the "GSMC Facility") during the period between November 7, 1995 and the earlier of (1) the consummation of the merger contemplated by the Merger Agreement or (2) any termination of the Merger Agreement. Such credit was secured on the same basis as the Floating Rate Notes and the 14% Debentures, but accrued interest at the rate of 10% per annum (compounded quarterly) and was prepayable at any time without penalty. If borrowings under the GSMC Facility had not been repaid by the earlier of July 19, 1996, or any termination of the Merger Agreement in specified circumstances, such borrowings would have become subject to the same terms and conditions as those applicable to the Floating Rate Notes. The Predecessor had borrowed a total of $63.7 million under the GSMC Facility. The principal balance and accrued interest was repaid in full on July 17, 1996 by the Company.

NBC SALE

On July 17, 1996, the effective date of the Chapter 11 Plan, the Company, as the Predecessor's designee, acquired the Property from the Borrower pursuant to the Second Amended Joint Plan of Reorganization confirmed on May 29, 1996 in the Bankruptcy cases of the Borrower. Concurrent therewith, the Borrower delivered to General Electric Company, a New York corporation ("GE"), National Broadcasting Company, Inc., a Delaware corporation ("NBC"), and NBC Trust No. 1996A, a Delaware business trust, for $440 million, interests in certain buildings in the preperty previously leased by GE or its affiliates, including NBC, pursuant to the agreement, dated as of April 23, 1996, among Whitehall, Rockprop L.L.C., Prometheus Investors, L.L.C., Troutlet Investments Corporation, Gribble Investments (Tortola) BVI, Inc., Weevil Investments (Tortola) BVI, Inc., Exor Group S.A., GE and NBC (the "NBC Sale"). Pursuant to the Chapter 11 Plan, the proceeds from the NBC Sale were paid to the Company reducing the outstanding mortgage loan.

RESULTS OF OPERATIONS - ROCKEFELLER CENTER PROPERTIES, INC.

The Predecessor's principle source of revenue for the period ended July 9, 1996 and September 30, 1995 was interest income received on the mortgage loan. For the periods ended July 9, 1996 and September 30, 1995, the Predecessor limited recognition of income on the mortgage loan to the cash actually received. During the nine month period ended September 30, 1995, the Predecessor recognized $20,339,000 of revenue, prior to the Borrower filing for Chapter 11 protection on May 11, 1995. Since that date and through the Effective Date, the Predecessor did not receive any interest payments and accordingly no income was recognized.

Due principally to decreased cash available for investment, other income for the period ended July 9, 1996 was $2,000 as compared to $1,003,000 for the period ended September 30, 1995.

The amortization of deferred debt issuance costs of $12,421,000 for the period ended July 9, 1996 includes the write-off of the unamortized balance of $10,565,000 relating to the debt which was transferred to the Company on the Effective Date. The amortization for the period ended September 30, 1995 includes the write off of debt issuance costs and letter of intent fees totaling $4,431,000 relating to the termination of the working capital loan and the Agreement and Plan of Combination, dated as of September 11, 1995 (the "Combination Agreement"), between the Predecessor and Equity Office Holdings, L.L.C. After consideration of these items, amortization for the period ended July 9, 1996 is approximately $1,829,000 less than the amortization for the nine months ended September 30, 1996 due to the shorter fiscal period in 1996.

The Predecessor was required to adjust the SAR liability to reflect the aggregate principal amount of 14% Debentures that would have been issuable upon exchange for the SARs on July 9, 1996 and September 30, 1995, respectively. The increase in expense of $8,009,000 between the period ended July 9, 1996 and September 30, 1995 is directly related to the greater increase in the Predecessor's stock price during 1995 as compared to 1996. Concurrent with the Merger, the Predecessor's SARs and Warrants were canceled.

                                   RCPI TRUST
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

During the nine months ended September 30, 1996 the Predecessor recorded certain transaction costs and expenses aggregating $25,163,000, which reflected the breakup fee related to the termination of the Combination Agreement, professional fees, and certain liquidation expenses and other liabilities specifically provided for in the Merger Agreement. Also during this period, the Predecessor reduced the carrying value of the mortgage loan by $74,000,000 to reflect the economics of the Merger Agreement. This total of $99,163,000 recognized during the nine months ended September 30, 1995, was adjusted by $6,622,000 during the quarter ended June 30, 1996 to more accurately reflect the amounts actually paid upon consummation of the Merger and amounts remaining unpaid. During the period from July 1 to July 9, 1996, the liability was further reduced by $1,610,000 to reflect the actual amount paid in final settlement of the termination of the Combination Agreement (See Note 6). As a result, a credit of $8,232,000 is reflected in total expenses for the period from January 1 to July 9, 1996.

During the period ended July 9, 1996, the Predecessor recognized $422,000 of expenses related to the March 25, 1996 special meeting of stockholders. The stockholders approved the Merger Agreement on that date.

All debt of the Predecessor was transferred to the Company on the Effective date, thus interest expense from July 10, 1996 through September 30, 1996 was recognized by the Company. To provide a more meaningful comparison to the period ended September 30, 1995, interest expense recognized by the Predecessor for the period from January 1 through July 9, 1996 and interest expense recognized by the Company for the period July 10, 1996 through September 30, 1996 have been combined. The following table illustrates comparative interest expenses for the nine month periods ended September 30, 1996 and 1995.

                                            For the nine month period ended
                                                   September 30
                                                  1996      1995
                                                  ----      ----

Current coupon convertible debentures             15,337    17,107
Zero coupon convertible debentures                28,152    24,862
14% debentures                                     8,262     8,252
Floating rate notes                                6,278    10,397
GSMC facility                                      2,664         -
Other interest                                     2,736     3,657
                                                  ------    ------

Total                                             63,429    64,275
                                                  ------    ------
                                                  ------    ------

The Current Coupon Convertible Debentures were redeemed on August 28, 1996. Due primarily to the shorter period such Debentures were outstanding during 1996, interest expense related to these Debentures decreased by $1,770,000.

Upon consummation of the Merger, the carrying value of the Zero Coupon Convertible Debentures was adjusted to reflect the fair market value of such Debentures at that date. Due to this adjustment, such debentures have been accreting at 12.10% since the Effective Date, rather than at the 10.23% as they had prior to that date. As a result, interest expense increased by $3,290,000.

Interest expense on the 14% Debentures accrues at the pay rate. The $10,000 increase in expense for the nine month period ended September 30, 1996 as compared to the same period during 1995 is a result of additional amortization of the original issue discount.

On July 17, 1996, the Company prepaid $106,296,000 of the outstanding principal plus accrued interest on the Floating Rate Notes. As of September 30, 1996, $10,000,000 remained outstanding. Interest expense related to the Floating Rate Notes decreased by $4,119,000 due to the smaller principal balance outstanding during the nine month period ended September 30, 1996. Interest expense on the swap agreements, which the Predecessor had accounted for as a component of interest expense related to the Floating Rate Notes, has been reclassified to "other interest" for this analysis.

                                   RCPI TRUST
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


Interest expense related to the GSMC Facility, which was obtained in November 1995, totaled $2,664,000 during the period ended September 30, 1996.

The decrease in other interest of $921,000 is due primarily to more favorable interest rates related to the interest rate swap agreements during the nine month period ended September 30, 1996 as compared to the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES - RCPI TRUST

LAND AND BUILDING

As discussed above, on July 17, 1996, the Property was transferred to the Company and the related mortgage notes were canceled. Concurrently, the Borrower delivered certain interests in certain buildings in the Property ("NBC Space") to GE, NBC, and their affiliates for $440,000,000. The NBC Space, measured in accordance with the standards promulgated by the New York Real Estate Board in 1987, accounted for approximately 1,520,000 square feet, or 20.5% of the total area of the Property.

Leasing activity which had been adversely affected by the Borrower's Chapter 11 filing, has increased since acquisition of the Property by the Company. At September 30, 1996 the Property, excluding the NBC Space, was approximately 82.8% occupied as compared to 81.7% on July 17, 1996. Since acquisition of the Property, the Company has executed 21 new leases for a total of 103,000 square feet. Net absorption since acquisition has been 65,000 square feet. Occupancy rates for the Property at the following dates, prior to acquisition, have been adjusted to account for the sale of the NBC space:

June 30, 1996            82.2%     September 30, 1995       86.2%
March 31, 1996           83.8%     June 30, 1995            85.2%
December 31, 1995        82.7%     March 31, 1995           87.5%

The following table shows selected lease expirations and vacancy of the Property, excluding the NBC Space, as of September 30, 1996. Area, as presented below and discussed above, is measured based on standards promulgated by the New York Real Estate Board in 1987. Lease turnover could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal and rental income will be affected significantly by market conditions at the time and by the terms at which the Company can then lease space. Because the former leases for the NBC Space would not have expired until 2022, the percentage of leases expiring in the next five years for the Property, excluding the NBC space, is higher than it was prior to the NBC Sale.

                         Square Feet              Percent
YEAR                      Expiring                Expiring
----                      --------                --------

Vacant                   1,014,017                 17.2%
1996                       192,792                  3.3%
1997                       241,407                  4.1%
1998                       301,693                  5.1%
1999                       218,878                  3.7%
2000                       451,279                  7.6%
Thereafter               3,479,464                 59.0%
                         ---------                ------

Total                    5,899,530                100.0%
                         ---------                ------
                         ---------                ------

DEBT

The Current Coupon Convertible Debentures transferred from the Predecessor to the Company on the Effective Date were redeemed on August 28, 1996. Principal in the amount of $213,170,000 plus accrued interest of

                                   RCPI TRUST
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


$18,321,000 was paid on that date. Interest accrued at the pay rate of 13% from the effective date through the redemption date. Prior to transfer of such Debentures from the Predecessor, interest accrued at an effective annual interest rate of 9.23%.

The GSMC Facility transferred from the Predecessor to the Company on the Effective Date was repaid in full on July 17, 1996. The total payment of $66,484,000 included accrued interest of $2,817,000. Interest accrued at 10% for the period from July 10, 1996 to July 17, 1996.

The Zero Coupon Convertible Debentures due December 31, 2000 accrete to a face value of $586,185,000 at an effective annual interest rate of 12.10%. Concurrent with the Merger, the carrying value of such Debentures was adjusted to reflect the fair market value as of the Effective Date. As a result, the effective annual interest rate changed from 10.23% to 12.10%. At September 30, 1996, the carrying value of such Debentures, net of unamortized discount, was $351,417,000.

The Floating Rate Notes mature on December 31, 2000 and bear interest at the London Interbank Offered Rate ("LIBOR") plus 4%. Interest is paid quarterly on March 1, June 1, September 1, and December 1. At September 30, 1996, interest was accruing at 9.28%. On July 17, 1996, outstanding principal in the amount of $106,296,000 plus accrued interest of $1,234,000 was prepaid. As of September 30, 1996, $10,000,000 of principal remained outstanding.

The 14% debentures have a principal balance of $75,000,000 and mature on December 31, 2007. Interest expense includes the amortization of the original issue discount. Interest payments are made semi-annually on June 2 and December
2. As of September 30, 1996, the carrying value of such debentures was $70,986,000, and has not yet been adjusted to reflect the fair market value as of the Effective Date, in accordance with APB 16. Management expects this adjustment to be finalized by December 31, 1996.

CASH FLOW

The Company received $15,499,000 from the Borrower in connection with the Company's acquisition of the Property, representing the balance in the collateral trust account. The proceeds from the sale of the NBC Space were used primarily to retire the Current Coupon Convertible Debentures, the GSMC Facility, and a significant portion of the Floating Rate Notes.

The Company expended approximately $12,528,000 of legal and consulting fees to acquire the Property. Since acquisition of the Property, the Company has expended $4,140,000 and $2,567,000 in tenant improvements and leasing commissions, respectively.

RESULTS OF OPERATIONS - RCPI TRUST

As the Company's statement of operations only reflects activity from the Effective Date through September 30, 1996, pro forma operating statements for the nine months ended September 30, 1996 and 1995 have been prepared as if the Property had been acquired on January 1, 1996. The discussion below highlights certain items included on the Company's operating statement for the period from July 10, 1996 through September 30, 1996. For a discussion of comparative results of operations, refer to the caption "Pro Forma Results of Operations - The Property."

A significant portion of the proceeds received from the NBC Sale remained on hand through the redemption of the Current Coupon Convertible Debentures on August 28, 1996. As a result, $1,573,000 of interest income was earned.

Due to downsizing of personnel employed by the Company, $627,000 in severance costs and placement fees were incurred.

The Company expended $1,779,000 to buy out the lease of a tenant who had filed for bankruptcy in order to gain control of the underlying space.

                                   RCPI TRUST
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


In connection with the retirement of the Floating Rate Notes, the Company incurred a prepayment penalty of $1,594,000.

For a comparison of interest expense of the Company and the Predecssor for the nine month periods ended September 30, 1996 and 1995, see "Results of Operations - Rockefeller Center Properties, Inc."

PRO FORMA RESULTS OF OPERATIONS - THE PROPERTY

To provide a more meaningful comparison of results of operations, pro forma statements of income are presented for the nine month period ending September 30, 1996 as if the Company had acquired the Property on January 1, 1996. These results are compared to the Property's actual results of operation for the nine month period ended September 30, 1995. The pro forma statements of income are based upon the Borrower's statement of income for the six month period ending June 30, 1996, the Borrower's interim operating statement for the period from July 1 to July 17, 1996, and the Company's statement of income for the period July 18, 1996 through September 30, 1996.

Net income for the nine month period ended September 30, 1996 is adjusted to give effect to (i) gross revenue and operating expenses had the NBC Sale occurred on January 1, 1996 and (ii) interest expense had the GSMC Facility and Current Coupon Convertible Debentures been repaid in full, and $106,296,000 of principal of the Floating Rate Note prepaid, on January 1, 1996. Net income for the nine month period ended September 30, 1995 is adjusted to give effect to interest expense had the Borrower not defaulted on the mortgage loan in May 1995. The pro forma results are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred, nor are they indicative of future results of operations.

                                                  ($ In Thousands)
                                                     (Unaudited)

                                                 Nine months Ended
                                                    September 30,
                                                 1996           1995

Gross Revenue:
  Rent and other tenant charges                $137,724       $157,527
  Interest income                                 2,431            274
                                               --------       --------
                                                140,155        157,801

Operating Expenses:
  Real estate taxes                              25,527         25,703
  Real estate tax refund                              -         (7,388)
  Utilities                                      12,229         13,207
  Maintenance and engineering                    20,376         23,096
  Other operating expenses                       30,683         29,759
  Depreciation and amortization                  20,402         20,559
  Management fee                                  4,895          2,036
  General and administrative                      4,357          3,708
                                                118,469        110,680
                                               --------       --------
Earnings before interest                         21,686         47,121

Interest expense                                 43,921         82,973
                                               --------       --------

Net (loss)                                     $(22,235)      $(35,852)
                                               --------       --------
                                               --------       --------

Gross revenue decreased by $19,803,000 for the nine month period ended September 30, 1996 as compared to the same period in 1995. The decrease is primarily a result of the NBC Sale because, concurrent therewith, all leases governing the

                                   RCPI TRUST
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


NBC Space were canceled. The Company would have received base rent and operating escalations of $1,236,000 and $927,000 per month, respectively from NBC for the nine months ended September 30, 1996 had the sale not occurred. As a result, gross revenue is $19,467,000 less during the nine months ended September 30, 1996. The remaining decrease can be attributed to the lower occupancy percentage during the nine month period ended September 30, 1996 as compared to nine month period ended September 30, 1995.

As discussed above, the increase in interest income of $2,157,000 was due in part to the large cash balance carried prior to redemption of the Current Coupon Convertible Debentures. The remaining increase can be attributed to the Borrower's failure to make interest payments from the bankruptcy date through the date the Property was acquired by the Company. As a result, the cash balance and resulting interest income was higher during the nine month period ended September 30, 1996 as compared to the same period in the prior year.

On June 29, 1995, the bankruptcy court approved a settlement between the Borrower and New York City that incorporated a reduction in the assessed valuation of the Property. As a result, the Borrower received a real estate tax refund of $7,388,000 relating to the period from July 1, 1989 to September 30, 1995. The refund was recognized during the nine month period ended September 30, 1995.

For the nine month period ended September 30, 1996 compared with the same period in 1995, utilities decreased by $978,000 and maintenance and engineering decreased by $2,720,000 due primarily to the reimbursement of operating costs by NBC. The Company and NBC have executed two agreements governing the shared responsibility to pay operating costs of the Property. Pursuant to these agreements, NBC reimbursed the Property for a portion of the utilities and maintenance and engineering costs that the Company had incurred.

For the nine month period ended September 30, 1996 compared with the same period in 1995, other operating expenses increased by $924,000. Included in this amount for the nine month period ended September 30, 1996 are the tenant buy out costs and a debt prepayment penalty of $1,779,000 and $1,594,000, respectively. Excluding the effects of these items, other operating expenses decreased by $2,449,000 due primarily to the reimbursement of costs from NBC.

The increase in management fees of $2,859,000 is due in part to an increased fee schedule negotiated with the Borrower in 1996 prior to the Company's acquisition of the Property and to a new management agreement, signed concurrent with the acquisition of the Property.

General and administrative expenses increased by $649,000, due to increased costs incurred in connection with the acquisition of the Property.

Based on pro forma calculations, interest expense decreased by $39,052,000 during the period ended September 30, 1996 as compared to the same period in the prior year. During the nine month period ended September 30, 1995, the Property was financed by the $1.3 billion mortgage note. The effective annual interest rate, which incorporates the differing coupon rates of base interest and the amortization of the original issue discount, was 8.51%, resulting in interest expense of $82,973,000 assuming the Borrower had not defaulted on the mortgage loan in May 1995. Had the Property been acquired and had the NBC Sale occurred on January 1, 1996, the Current Coupon Convertible Debentures and GSMC Facility would have been repaid in full, and $106,296,000 of principal of the Floating Rate Notes would have been prepaid, on that date. Based on the principal amount of debt thus considered outstanding during the nine month period ended September 30, 1996 and the interest rates in effect during that period, interest expense would have been $43,921,000.

                                   RCPI TRUST

                           PART II.--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On January 23, 1995, Bear, Stearns & Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation commenced an action against the Predecessor in the Supreme Court of New York, County of New York. The plaintiffs allege that the Predecessor breached a contract relating to the plaintiffs' provision of investment banking services to the Predecessor in connection with a proposed 1994 transaction. The plaintiffs seek $5,062,500, plus costs, attorneys' fees and interest. The Supreme Court of New York denied the Predecessor's motion to dismiss the complaint on September 21, 1995. On October 10, 1995, the Predecessor filed an answer to the complaint which denied the plaintiffs' allegations and asserted numerous affirmative defenses. The Predecessor has vigorously contested the plaintiffs' claims. On
        June 11, 1996, RCPI moved for partial summary judgment on plaintiffs' claim that they are entitled to a "success fee" of over $4 million even though the transaction they proposed for RCPI was never consummated, and on plaintiffs' claim for indemnification of legal fees and expenses in connection with this lawsuit. On the same day, the plaintiffs moved for partial summary judgment on their claim for $950,000 in advisory fees and reimbursement of expenses incurred in connection with the underlying proposed transaction. These motions are currently pending.

        On May 11, 1995 the two partnerships comprising the Borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Chapter 11 Plan was confirmed on May 29, 1996 and became effective on July 17, 1996. See Note 1 to the Financial Statements.

        On May 24, 1995, Jerry Krim commenced an action encaptioned KRIM V. ROCKEFELLER CENTER PROPERTIES, INC. AND PETER D. LINNEMAN. On June 7, 1995, Kathy Knight and Moishe Malamud commenced an action encaptioned KNIGHT, ET AL. V. ROCKEFELLER CENTER PROPERTIES, INC. AND PETER D. LINNEMAN. Both actions were filed in the United States District Court for the Southern District of New York and purport to be brought on behalf of a class of plaintiffs comprised of all persons who purchased the Predecessor's Common Stock between March 20, 1995 and May 10, 1995. The complaints allege that the Predecessor and Dr. Linneman violated the federal securities laws by their purported failure to disclose, prior to May 11, 1995, that the Borrower would file for bankruptcy protection. The cases have been consolidated. On July 28, 1995, the Predecessor and Dr. Linneman filed answers to the complaints denying plaintiffs' substantive allegations and asserting numerous affirmative defenses. On September 22, 1995, plaintiffs served an Amended Class Action Complaint adding the Predecessor's remaining directors and its president as defendants. In addition to the foregoing claims, the Amended Complaint also asserts a cause of action for breach by the Predecessor's directors and its president of their fiduciary duties by approving the Agreement and Plan of Combination dated as of September 11, 1995, between the RCPI and Equity Office Holdings, L.L.C. ("EOH") (the "Combination Agreement"). The plaintiffs are seeking damages in such amount as may be proved at trial. Plaintiffs are also seeking injunctive relief, plus costs, attorneys' fees and interest. The Company intends to vigorously contest these actions.

        On July 6, 1995, Charal Investment Company, Inc. commenced a derivative action against certain of the Predecessor's present and former directors in the Court of Chancery of the State of Delaware in and for New Castle County ("Delaware Court of Chancery"). The Predecessor was named as a nominal defendant. The plaintiff alleged that the directors breached their fiduciary duties by: (1) using commercial paper proceeds to repurchase Convertible Debentures in 1987-1992; (2) entering into interest rate swaps; and (3) making capital distributions to stockholders during the years 1990 through 1994. On February 21, 1995, prior to the commencement of the action, the Predecessor's Board of Directors appointed a special committee of the Board to review the plaintiff's February 3, 1995 pre-suit demand that the Predecessor's Board of Directors institute litigation on the Predecessor's behalf with respect to such claims and recommend a course of action to the full Board. Plaintiff nevertheless commenced the action, asserting that circumstances did not permit further delay. On November 7, 1995, the Delaware Court of Chancery dismissed this action without prejudice due to plaintiff's failure to comply with the requirements of the Delaware Court of Chancery Rule 23.1.

                                   RCPI TRUST

        On November 14, 1995, the plaintiff moved to amend and supplement its complaint and/or to amend or alter the Delaware Court's judgment so as to permit the filing of additional derivative allegations, as well as class allegations that the Predecessor's Board of Directors had approved the proposed Merger without considering the value to the Predecessor of the matters set forth in the plaintiff's pre-suit demand. The Delaware Court of Chancery denied the plaintiff's motion on February 12, 1996.

        On November 28, 1995, the special committee of the Board reviewed the report of its counsel and, after deliberation, determined to recommend to the Predecessor's Board of Directors that the plaintiff's pre-suit demand be rejected because it would not be in the best interest of the Predecessor to pursue the matters set forth in such demand. On December 5, 1995, after considering the recommendation of the special committee and the report of the special committee's counsel, the Predecessor's Board of Directors voted to reject the plaintiff's pre-suit demand.

        On February 29, 1996, Charal Investment Company, Inc. filed a new action in the Delaware Court of Chancery purporting to assert both derivative and class counts. The derivative count alleges claims substantially identical to those set forth in Charal's July 6, 1995 complaint, which claims were the subject of the Board's rejection of plaintiff's pre-suit demand. The class count alleges that the directors failed to consider the value of the derivative claims in connection with the Board's evaluation of the fairness of the proposed Merger. The Predecessor is named only as a nominal defendant in this action. On June 5, 1996, Charal filed an amended and supplemental complaint which repeated the allegations contained in the February 29, 1996 complaint and added a new class claim against the individual defendants alleging that they had breached their fiduciary duties by not including certain information in the proxy statement disseminated in connection with the Merger. To the extent that any relief is sought against the Company, the Company intends to vigorously contest the action. On October 18, 1996, the Defendants, including the Company, moved to dismiss the amended and supplemental complaint. The motion is currently pending.

        On November 15, 1996, Charal Investment Co., Inc. and C.W. Sommer & Co. filed a purported class action complaint in the United States District Court for the District of Delaware against certain former directors and officers of the Predecssor and against certain of the Company's indirect shareholders. The action is entitled CHARAL INVESTMENT CO. v. ROCKEFELLER, ET AL. Civil Action No. 96-543 ("CHARAL II"). Plaintiffs allege that the Defendants violated
        Section 10(b) of the Securities and Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder, and Section 14 of the Act and Rule 14a-9 promulgated thereunder by allegedly failing to provide adequate disclosure of the alleged possibility of a sale or leasehold financing of a portion of Rockefeller Center to the National Broadcasting Company and its parent corporation, General Electric Co., prior to the shareholder vote on the Merger. The complaint seeks unspecified damages, rescission of the Merger, and/or disgorgement. Defendents have advised the Company that they intend to deny the material allegations of the complaint and to contest the action vigorously. The Company may have indemnity obligations with respect to one or more of the Defendants.

        On July 31, 1995, L.L. Capital Partners, L.P. commenced an action against the Predecessor in the United States District Court in the Southern District of New York. The plaintiff alleges that, in a RCPI prospectus dated November 3, 1993, the Predecessor failed to disclose its purported belief that the Rockefeller Interests and Mitsubishi Estate would cease to fund the Borrower's cash flow shortfalls. The plaintiff seeks recovery under Section 12(2) of the Securities Act of 1933, Section 10(b) of, and Rule 10b-5 under the Exchange Act and the common law. On April 16, 1996, the Court granted the Predecessor's motion to dismiss the complaint for failure to state a claim. On June 3, 1996, Plaintiff filed an Amended Complaint. On September 24, 1996, the Court granted the Predecessor's motion to dismiss plaintiff's Amended Complaint for failure to state a claim. On October 24, 1996, plaintiff filed a Notice of Appeal.

        On September 13 and 14, 1995, five class action complaints, captioned FAEGHEH MOEZINIA V. PETER D. LINNEMAN, BENJAMIN D. HOLLOWAY, PETER G. PETERSON, WILLIAM F. MURDOCH, JR. AND ROCKEFELLER CENTER PROPERTIES, INC.; MARTIN ZACHARIAS V. B.D. HOLLOWAY, P.G. PETERSON, W.F. MURDOCH, P.D. LINNEMAN AND ROCKEFELLER CENTER PROPERTIES, INC.; JAMES COSENTINO
        V. PETER D. LINNEMAN, BENJAMIN D. HOLLOWAY, PETER G. PETERSON, WILLIAM
        F. MURDOCH, JR. AND ROCKEFELLER CENTER PROPERTIES, INC.; MARY MILLSTEIN
        V. PETER D. LINNEMAN, PETER G. PETERSON, BENJAMIN D. HOLLOWAY, WILLIAM
        F. MURDOCH, JR. AND ROCKEFELLER CENTER PROPERTIES, INC.; AND ROBERT MARKEWICH V. PETER D. LINNEMAN AND DANIEL M. NEIDICH, ET AL. were filed in the Delaware Court of Chancery. On October 11, 1995, an additional complaint captioned HUNTER HOGAN V. ROCKEFELLER CENTER PROPERTIES, INC., ET AL. was filed in the Delaware Court of Chancery. Each of the complaints purports to be brought on behalf of a class of plaintiffs comprised of stockholders of the Predecessor who have been or will be adversely affected by the Combination Agreement. All of the complaints allege that the Predecessor's Directors breached their fiduciary duties by approving the Combination Agreement. The complaints seek damages in such amount as may be proved at trial. Plaintiffs also seek injunctive relief, plus costs and attorneys fees. On November 8, 1995, the Delaware Court of Chancery entered an order consolidating these actions. The Company intends to contest these actions vigorously.

        On July 31, 1996, a Petition for Appraisal, captioned SOLOMON V. ROCKEFELLER CENTER PROPERTIES, INC., was filed in the Delaware Court of Chancery. The petitioners allege that the consideration paid to the Predecessor's stockholders in conjunction with the Merger was inadequate and they request that the Court determine the fair value of their stock at the time of the Merger. The Company filed its Response to the Petition for Appraisal on October 7, 1996, in which it asserts that the fair value of the Predecessor's common stock at the time of the Merger was not more than $8.00 per share and asks the Court to so determine.

        On November 6, 1996, the parties filed stipulations of dismissal with prejudice in ZELL/MERRILL LYNCH REAL ESTATE OPPORTUNITY PARTNERS LIMITED PARTNERSHIP III ("ZML") V. ROCKEFELLER CENTER PROPERTIES, INC., 96 Civ. 1445, in the United States District Court for the Southern District of New York, and ROCKEFELLER CENTER PROPERTIES, INC. V. ZELL/MERRILL LYNCH REAL ESTATE OPPORTUNITY PARTNERS LIMITED PARTNERSHIP III AND EQUITY OFFICE HOLDINGS, L.L.C. ("EOH"), Index No. 106176/96, in the Supreme Court for the State of New York, New York County, dismissing all claims, counterclaims and third-party claims with prejudice. In connection with the dismissal of the two actions, the Company paid the sum of ten million one hundred seventy-three thousand eight hundred ninety-six dollars ($10,173,896) to EOH in settlement of EOH's claim for payment of the break-up fee as set forth in the Agreement and Plan of Combination dated as of September 11, 1995 between the Predecessor and EOH, and it paid the sum of one hundred thousand dollars ($100,000) to ZML in settlement of ZML's claim for $4,300,000 that the Predecessor violated the investment agreement dated as of August 18, 1995 between the Predecessor and ZML.

        The Company does not expect the outcome of the above litigation to have a material effect on the financial condition of the Company.

                                   RCPI TRUST

        On July 31, 1996, a Petition for Appraisal, captioned SOLOMON V. ROCKEFELLER CENTER PROPERTIES, INC., was filed in the Delaware Court of Chancery. The petitioners allege that the consideration paid to the Company's stockholders in conjunction with the Merger was inadequate and they request that the Court determine the fair value of their stock at the time of the Merger. The Company filed its Response to the Petition for Appraisal on October 7, 1996, in which it asserts that the fair value of the Company's common stock at the time of the Merger was not more than $8.00 per share and asks the Court to so determine.

        On November 6, 1996, the parties filed stipulations of dismissal with prejudice in ZELL/MERRILL LYNCH REAL ESTATE OPPORTUNITY PARTNERS LIMITED PARTNERSHIP III ("ZML") V. ROCKEFELLER CENTER PROPERTIES, INC., 96 Civ. 1445, in the United States District Court for the Southern District of New York, and ROCKEFELLER CENTER PROPERTIES, INC. V. ZELL/MERRILL LYNCH REAL ESTATE OPPORTUNITY PARTNERS LIMITED PARTNERSHIP III AND EQUITY OFFICE HOLDINGS, L.L.C. ("EOH"), Index No. 106176/96, in the Supreme Court for the State of New York, New York County, dismissing all claims, counterclaims and third-party claims with prejudice. In connection with the dismissal of the two actions, the Company paid the sum of ten million one hundred seventy-three thousand eight hundred ninety-six dollars ($10,173,896) to EOH in settlement of EOH's claim for payment of the break-up fee as set forth in the Agreement and Plan of Combination dated as of September 11, 1995 between the Company and EOH, and it paid the sum of one hundred thousand dollars ($100,000) to ZML in settlement of ZML's claim for $4,300,000 that the Company violated the investment agreement dated as of August 18, 1995 between the Company and ZML.

        The Company does not expect the outcome of the above litigation to have a material effect on the financial condition of the Company.


ITEM 2. CHANGES IN SECURITIES

  (a) On July 10, 1996 (the "Effective Date"), RCPI Merger, a Delaware corporation formed by members of the Investor Group, was merged with and into the Predecessor pursuant to the Merger Agreement (the "Merger"), and the Predecessor was the surviving corporation in such Merger. As a result of the consummation of the Merger on the Effective Date, each share of the Predecessor's common stock, par value $.01 per share ("Common Stock"), outstanding as of the Effective Date (other than (i) shares of Common Stock held by the Predecessor or any of its subsidiaries, (ii) shares of Common Stock held by RCPI Holdings, Inc. or any of its subsidiaries (including RCPI Merger) and (iii) any shares of Common Stock held by a stockholder who was entitled to demand, and who properly demanded and has not withdrawn such demand, appraisal for such shares in accordance with Section 262 of the Delaware General Corporation Law) was converted into the right to receive $8.00 net in cash, without interest thereon. As a result of the consummation of the Merger, all of the Common Stock of the Predecessor is now held of record by RCPI Holdings, Inc. and all of the Warrants and SARs have been canceled.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (b)   Reports on Form 8-K

        A report on Form 8-K was filed on July 1, 1996, reporting events under
        Item 5 and Item 7 of Form 8-K.

        A report on Form 8-K was filed on August 1, 1996, reporting events under
        Item 2 and Item 7 of Form 8-K and incorporating by reference the financial statements for the Property for the fiscal years 1993, 1994 and 1995.

                                   RCPI TRUST


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RCPI TRUST




Date:   November 19, 1996               By:  /s/ DAVID AUGARTEN
                                             ---------------------------------
                                             David Augarten
                                             Vice President
                                             (Principal Financial Officer)