Form 10-Q/A
period 1996-11-26
ROCKEFELLER CENTER PROPERTIES INC
filed 1996-12-03
CIK 773652

FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                         Commission file number 1-8971*

                                   RCPI Trust*
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-7087445
  (State or other jurisdiction                          (I.R.S. Employer
   incorporation or organization)                       Identification No.)


                       c/o Tishman Speyer Properties, L.P.
                   45 Rockefeller Plaza, New York, N.Y. 10111
               (Address of principal executive offices) (Zip Code)


                                 (212) 332-6500
              (Registrant's telephone number, including area code)

                       c/o Tishman Speyer Properties, L.P.
                1230 Avenue of the Americas, New York, N.Y. 10020
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X*         No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                          Outstanding at November 19, 1996
   Trust Ownership Interests                                            2


---------------------
* As successor in interest to Rockefeller Center Properties, Inc. (Commission File No. 1-8971)

RCPI Trust, a Delaware business trust, hereby amends its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 which was filed with the Securities and Exchange Commission on November 19, 1996 (the "September 10-Q"). The sole purpose of this amendment is to correct the telephone number listed for RCPI Trust on the cover page of the September 10-Q.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               RCPI TRUST




Date:   December 3, 1996                  By:  /s/ David Augarten
                                               David Augarten
                                               Vice President
                                              (Principal Financial Officer)