Form 10-K405
period 1996-12-31
ROCKEFELLER CENTER PROPERTIES INC
filed 1997-04-02
CIK 773652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------

                                    FORM 10-K

                      -------------------------------------
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to
      __________________.

Commission file number 1-8971*
                                   RCPI TRUST
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                      13-7087445
-------------------------------                        ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)
                       c/o Tishman Speyer Properties, L.P.
                   45 Rockefeller Plaza, New York, N.Y. 10111
               (Address of principal executive offices) (Zip Code)

                                 (212) 332-6535
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                               Name of each exchange
            Title of each class                 on which registered
            ------------------                 ---------------------
                  None                                 None

        Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is $0.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2 Trust Ownership Interests as of March 31, 1997.

                       Documents Incorporated by Reference

Rockefeller Center Properties Inc.'s Proxy Statement for its 1996 Special Meeting of Stockholders, dated February 14, 1996, is incorporated by reference as a supplemental response to the information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

-----------------------------
* As successor in interest to Rockefeller Center Properties, Inc. (Commission File No. 1-8971).

                                   RCPI TRUST

                                TABLE OF CONTENTS
                                                                          PAGE
PART I

     ITEM 1.  Business ...................................................  1

     ITEM 2.  Property ...................................................  4

     ITEM 3.  Legal Proceedings ..........................................  8

     ITEM 4.  Submission of Matters to a Vote of
              Security Holders ........................................... 11

PART II

     ITEM 5.  Market for the Registrant's Common Equity
              and Related Stockholder Matters ............................ 12

     ITEM 6.  Selected Financial Data .................................... 13

     ITEM 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations .............. 16

     ITEM 8.  Financial Statements and Supplementary Data ................ 23

     ITEM 9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ..................... 53

PART III

     ITEM 10. Directors and Executive Officers
              of the Registrant .......................................... 54

     ITEM 11. Executive Compensation ..................................... 55

     ITEM 12. Security Ownership of Certain
              Beneficial Owners and Management ........................... 56

     ITEM 13. Certain Relationships and Related
              Transactions ............................................... 57

PART IV

     ITEM 14. Exhibits, Financial Statements Schedules
              and Reports on Form 8-K .................................... 58


                                       (i)

                                     PART I

Item 1. Business

        Organization and Purpose

        Rockefeller Center Properties, Inc. (referred to as "RCPI" or the "Predecessor") was incorporated in Delaware on July 17, 1985. RCPI was formed to permit public investment in two convertible participating mortgages totaling $1.3 billion (collectively the "Mortgage Loan"). On September 19, 1985, the Company issued 37,510,000 shares of common stock (the "Common Stock") in an initial public offering registered under the Securities Act of 1933 (the "Act"). Simultaneously with the offering of the Common Stock, the Company issued Current Coupon Convertible Debentures due 2000 and Zero Coupon Convertible Debentures due 2000 (collectively, the "Convertible Debentures"). In December of 1993, 750,704 warrants issued in connection with the settlement of litigation were exercised and a like number of shares of Common Stock were issued. In December 1994, the Company issued $150 million of Floating Rate Notes (the "Floating Rate Notes") due December 31, 2000 to Goldman Sachs Mortgage Company, and $75 million of 14% Debentures (the "14% Debentures") due December 31, 2007 to Whitehall Street Real Estate Limited Partnership V ("Whitehall"). In conjunction with the issuance of the 14% Debentures, the Company also issued 4,155,927 Warrants ("Warrants") to acquire newly issued common stock exercisable at $5 per share and 5,394,541 Stock Appreciation Rights ("SARS") convertible into 14% Debentures or under certain circumstances, Warrants.

        The net proceeds of the initial Common Stock offering and the offerings of Convertible Debentures were used by RCPI to make the Mortgage Loan to two partnerships, Rockefeller Center Properties and RCP Associates (collectively, the "Previous Owners"). The partners of the previous owners were Rockefeller Group, Inc. ("RGI") and a wholly-owned subsidiary of RGI.

        RCPI Trust (the "Company") was established in the State of Delaware on March 26, 1996 as a Delaware business trust. The Company was organized pursuant to the Trust Agreement dated July 10, 1996 (the "Trust Agreement") between RCPI, a wholly owned subsidiary of RCPI Holdings, Inc. ("Holdings") and RCPI Investors LLC ("LLC"), each owning a 50% undivided beneficial interest. The primary purpose of the Company is to own, manage and operate the landmarked buildings and public space known as Rockefeller Center (the "Property"), and to be successor in interest to RCPI.

        On July 10, 1996, pursuant to the Merger Agreement (as described below), Holdings purchased all the outstanding Common Stock of RCPI with approximately $172 million of its own equity and approximately $172 million obtained through a note payable to LLC. The note payable was then transferred to the Predecessor prior to the transfer of all the Predecessor assets and liabilities to the Company in exchange for a 50% undivided beneficial ownership interest. At the same time, LLC contributed its note receivable of $172 million to the Company which was in exchange for a 50% undivided beneficial ownership interest.

        Prior to July 10, 1996, the Company's activities were limited to organizational matters.

        Merger Agreement

        Pursuant to an Agreement and Plan of Merger dated November 7, 1995, (as amended, the "Merger Agreement"), entered into between RCPI and a group of investors (the "Investor Group") the members of which are Exor Group S.A., Prometheus Investors, L.L.C., Rockprop, L.L.C., Troutlet Investments

        Corporation, Gribble Investments (Tortola) BVI, Inc., Weevil Investments (Tortola) BVI, Inc. and Whitehall, RCPI Merger Inc., a wholly owned subsidiary of Holdings, was merged (the "Merger") with and into the Predecessor. Consequently, the Predecessor became a subsidiary of Holdings, a Delaware corporation controlled by the Investor Group.

        The Merger Agreement was approved by the stockholders of the Predecessor on March 25, 1996 and became effective on July 10, 1996 (the "Effective Date"). Pursuant to the Merger, each share of the Predecessor's common stock outstanding as of the Effective Date (other than (i) shares of Common Stock held by the Predecessor or any of its subsidiaries, (ii) shares of Common Stock held by Holdings or any of its subsidiaries (including RCPI Merger Inc. ) and (iii) any shares of Common Stock held by a stockholder who was entitled to demand, and who properly demanded and has not withdrawn such demand, appraisal for such shares in accordance with Section 262 of the Delaware General Corporation Law) was converted into the right to receive $8.00 in cash, without interest thereon. As of the Effective Date, the Common Stock of RCPI was held by Holdings and the Warrants and SARS, previously held by Whitehall were contributed through Holdings to RCPI and canceled. Thereafter, on the Effective Date, RCPI transferred substantially all of its assets (including the Mortgage Loan) and liabilities to the Company and the Company became the successor to RCPI under the Indenture governing the Convertible Debentures.

        In addition, under the Merger Agreement, Goldman Sachs Mortgage Company ("GSMC"), which was a party to the Merger Agreement for this purpose, agreed to make a line of credit available to the Predecessor (the "GSMC Loan") during the period between November 7, 1995 and the earlier of (1) the consummation of the merger contemplated by the Merger Agreement or
        (2) any termination of the Merger Agreement. The Predecessor had borrowed $63.7 million under the GSMC Loan. The principal balance and accrued interest was repaid in full on July 17, 1996 by the Company.

        Borrower's Chapter 11 Plan

        On May 11, 1995, the Previous Owners filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. The Previous Owners and its partners filed a Chapter 11 reorganization plan (the "Chapter 11 Plan") that contemplated ownership of the Property being turned over to RCPI or its designee upon consummation of the Chapter 11 Plan. Pursuant to the order of the Bankruptcy Court, the Chapter 11 Plan was confirmed on May 29, 1996, and became effective on July 17, 1996, upon the transfer of the Property by the Previous Owners to the Company in satisfaction of the Mortgage Loan (the "Transfer").

        NBC Sale

        Pursuant to the Agreement dated April 23, 1996, among the Investors Group, General Electric Company ("GE"), National Broadcasting Company, Inc. ("NBC") and NBC Trust No. 1996A ("NBC Trust"), on July 17, 1996, immediately preceding the transfer of the Property, the Previous Owners sold to GE, NBC and NBC Trust ("NBC Sale"), interests in certain buildings in the Property (the "NBC Space") previously leased by GE or its affiliates, including NBC. Pursuant to the Chapter 11 Plan, the proceeds of $440 million from the NBC Sale were paid directly to the Company reducing the outstanding Mortgage Loan. Goldman Sachs Mortgage Company ("GSMC"), an affiliate of Whitehall, was paid $4.4 million by the Company in connection with securing the proceeds of the NBC Sale as a partial repayment of the Mortgage Loan. Upon satisfaction of the Mortgage Loan, this fee was expensed by the Company.

        Repurchases and Repayments of Debt

        Between 1987 and 1992, the Predecessor repurchased and retired 36.4% of the original principal amount of the Current Coupon Convertible Debentures and 38.4% of the face amount of the Zero Coupon Convertible Debentures. These repurchases were financed with unsecured short term nonconvertible borrowings. Subsequently, these borrowings were replaced with Floating Rate Notes and 14% Debentures in December 1994. The remaining Current Coupon Convertible Debentures were redeemed on August 28, 1996 and the principal amount of $213,170,000 plus accrued interest was paid on that date. The remaining Zero Coupon Convertible Debentures accrete to a face value of $586,185,000. A total of $106,296,000 of the outstanding principal plus accrued interest of the Floating Rate Notes was prepaid on July 17, 1996. As of December 31, 1996, an aggregate principal amount of $10 million remained outstanding. See also Note 6 to the Financial Statements provided in response to Item 8.

        Competitive Market

        The information set forth in this section is based upon data supplied by Cushman Wakefield, Inc. ("C&W") and publicly available sources. The statements with respect to real estate markets and market trends made in this section and elsewhere in this Report are based upon the conclusions of C&W as experts and is based upon their 1996 year end office summary.

        New York City is the largest office real estate market in the United States. Its central business district has two primary concentrations, midtown and downtown Manhattan. The Property is located in Manhattan's midtown office market. The midtown market comprises approximately 221 million square feet of rentable office space, of which 169 million square feet of existing space is considered Class "A" or "Prime". The market principally serves corporate headquarters and financial, legal, communications, advertising and other service firms, as well as foreign businesses and governments, for which prestige, central location and amenities are factors justifying the higher rental rates charged for prime office space.

        Leasing activity in Midtown Manhattan reached a healthy 18.6 million square feet during 1996, exceeding last year's level by nearly 11%. The Grand Central submarket recorded the highest activity with 3.7 million square feet leased. As total leasing outweighed new space availabilities, absorption was positive, totaling 1.8 million square feet.

        The midtown Manhattan office space market has historically been cyclical. Following a low point in 1975, the market rebounded sharply at the end of the decade because of the low level of new construction and improvement in the local and national economies. During the period 1975-1979, vacancies decreased sharply from approximately 15% to approximately 2% and average asking rents doubled to approximately $20.50 per square foot at the start of 1980. By 1985, rents had reached $38 per square foot, and vacancies had risen to over 9%. An unprecedented amount of new construction accounted for approximately 22 million square feet added to the market from 1986 to 1992. For prime space, vacancy levels reached 17.2% and average asking rents topped $40 per square foot in 1990; by December 1995, the vacancy rate had decreased to 12.1%, while asking rents averaged $34.97 per square foot, and by December 1996, the overall vacancy rate had dropped to 11.1% and for prime space, the vacancy rate dropped to 10.0%. The prime space vacancy rate of 10% is the lowest in ten years.

        Class "A" direct space asking rental prices in Midtown, which have been steadily rising, increased to $35.74 per square foot in 1996, up from $34.97 at the end of 1995.

        The Property competes with a large number of existing prime office properties in the midtown Manhattan market. The Property will be subject to competition in the future from continuing new office construction in midtown Manhattan. As of December 31, 1996, there was one additional building under construction in the midtown market, 4 Times Square, which will serve as the new headquarters for Conde Naste, Inc. and the law firm of Skadden Arps, Slate, Meagher, and Flom.

        Within the midtown market, certain high quality office buildings have historically achieved above-average rents and rent rate stability due to various factors including their location, amenities and name recognition. Changes in local, national and international economic conditions will continue to affect the midtown Manhattan office space market, so it is anticipated there will be fluctuations of both occupancy levels and rental rates.

Item 2. Property

        Rockefeller Center is among the best-known commercial real estate complexes in the world, offering an architecturally renowned combination of office, retail and public space. Occupying most of the three blocks (approximately 12 acres) between 48th and 51st Streets and Fifth Avenue and Avenue of the Americas in midtown Manhattan, the Property includes 12 buildings, all but one of which were completed between 1932 and 1940, having approximately 7.4 million square feet of rentable office, retail, storage and studio space as measured in accordance with the measurement standards promulgated by the Real Estate Board of New York in 1987 (including the NBC space). The Company owns the fee interest in the entire Property, except the NBC Space, and except the land underlying a portion of the building at 600 Fifth Avenue, which is owned by an unrelated party and leased to the Company through the year 2000 at an annual rent of $650,000. This lease provides for three renewal periods of 21 years each.

        Also included in the Property is Radio City Music Hall (the "Music Hall"), which is leased to Radio City Music Hall Productions, Inc. ("RCMHP") at $5,400,000 annually through January 31, 1998. RCMHP is a wholly-owned subsidiary of an affiliate of the Previous Owner. RCMHP is obligated under the lease to pay for the expenses of maintaining the interior of the Music Hall and the property taxes assessed against the portion of the building housing the Music Hall. The Company is responsible for the expenses of exterior maintenance.

        The following table provides summary information regarding the buildings included in the Property.

                                                                               At December 31, 1996
                                                                       ---------------------------------
                                                          Number of    Rentable area           Occupancy
        Building                         Year opened       stories      (sq.ft.)(1)           percentage
        --------                         -----------      ---------    -------------          ----------
        GE (2)                               1933            69             2,289,904              93.2
        NBC Studio (2)                       1933            10               384,592             100.0
        GE West (2)                          1933            16               188,814             100.0
        1270 Avenue of the Americas (3)      1932            32               478,602              67.0
        Associated Press                     1938            16               469,128              83.8
        International                        1935            40             1,239,226              83.9
        British Empire                       1933             9               123,596              92.3
        La Maison Francaise                  1933             9               127,570              88.2
        One Rockefeller Plaza                1937            35               566,231              75.7
        Ten Rockefeller Plaza                1939            17               346,986              79.2
        Simon & Schuster                     1940
           and Addition                      1955            21               729,836              90.7
        600 Fifth Avenue                     1952            29               434,258              82.7
        Additional Property (4)              ----          ----                35,385             100.0
                                                                          -----------             -----
            Subtotal                                                        7,414,128              87.0
                                                                                                  =====
            Less: NBC Space                                                 1,514,431
                                                                           ----------
             Total                                                          5,899,697              83.6
                                                                           ==========             =====

        -----------------
        (1) Measured in accordance with the standard for measurement promulgated by the New York Real Estate Board in 1987. Includes office, retail and storage space. ( Includes NBC Space of 1,514,431 square feet.)
        (2) Includes NBC Space in the GE, NBC Studio, and GE West buildings, of 941,025, 384,592 and 188,814, respectively.
        (3) Radio City Music Hall is included as part of this building but excluded from the rentable area and occupancy percentage data.
        (4) Includes the underground concourse and lower plaza and includes the Television City and Hurley's restaurant buildings.

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

        Under the existing zoning regulations, there is allocable to the Property the right to develop up to approximately 2.0 million square feet of floor area in excess of the floor area presently constructed thereon. These excess development rights may be transferred to other properties or, with the approval of the New York City Landmarks Preservation Commission (the "Landmarks Commission"), used to construct additional floor area within the Property. The Company has reserved the right to transfer these rights. See also Note 3 to the Financial Statements provided in response to Item 8.

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

        On March 24, 1997, the Company signed a 30 year lease with Christie's auction house. Christie's will move its New York headquarters to a new 300,000 square foot facility in the Property consisting of auction, gallery, and office space.

        Appraisal Value

        The Property was appraised as of December 31, 1994 by Douglas Elliman appraisal and Consulting Division ("Douglas Elliman") an independent appraisal firm. In a report dated January 11, 1995, Douglas Elliman concluded that, as of December 31, 1994, the fair market value of the Property was $1.25 billion, an increase of $100 million from the value assigned in an appraisal conducted by that same firm as of December 31, 1993. The Weitzman Group, Inc. ("The Weitzman Group"), an independent real estate consulting firm, reviewed the Douglas Elliman appraisal and issued a review and concurrence report dated February 15, 1995 stating that, based upon the review described in such report, the Weitzman Group concurred with the Douglas Elliman appraisal and that, in the opinion of the Weitzman Group, the market value estimated by Douglas Elliman did not vary by more than 5 percent from the market value The Weitzman Group would have estimated in a full and complete appraisal of the same interests. Copies of the 1994 appraisal and concurrence report were filed as exhibits to the Predecessor's Current Report on Form 8-K filed on February 22, 1995 and a copy of the 1993 appraisal was filed as an exhibit to the Predecessor's Current Report on Form 8-K filed on February 22, 1994. Based on the price of $8.00 per share paid for the Predecessor's common stock, the fair market value of the Property on the Effective Date, prior to the sale of the NBC Space, was $1.21 billion.

        Property Management

        On July 10, 1996 the Company entered into a management agreement (the "Management Agreement") with Tishman Speyer Properties ("the Agent"), an affiliate of Rockprop, L.L.C. which expires on July 17, 1999. The Management Agreement will automatically renew for additional one year terms unless either party gives notice of election not to renew. The Agent earns a management fee based on 1.5% of Gross Revenues, as defined. See also Item 13. Certain Relationships and Related Transactions.

        Real Estate Taxes

        The targeted and actual assessed valuation of the Property and the real estate taxes payable by the Property are set forth in the following schedule for the fiscal year periods encompassing the years ended December 31, 1994, 1995, 1996 and 1997. The schedule reflects the final settlement negotiated with the Tax Commission of the City of New York during 1995. This settlement reduced the targeted assessed valuation of the Property. Increases in targeted assessed valuation are required to be phased-in over a five-year period commencing with the fiscal year for which it is first increased.

                                            ($ in millions)


                                Targeted
                                Assessed      Actual Assessed    Real Estate
             Fiscal Year        Valuation        Valuation      Taxes Payable
            July 1-June 30      (1) (2)           (1) (2)          (1) (2)
            --------------      -------           -------          -------

               1993/94              $359.7             $359.7           $39.6

               1994/95              $320.8             $320.8           $34.0

               1995/96              $318.2             $318.2           $33.1

               1996/97              $345.3             $345.3           $35.4

               1997/98              $353.4             $353.4           $36.2(3)


        ---------------
        (1) Excluded amounts applicable to Radio City Music Hall. Real estate taxes assessed against the Music Hall portions of the Property are not charged to the Property.

        (2) Excluded amounts applicable to the NBC space.

        (3) Based on the tax rate for 1996/97 fiscal year.

Item 3. Legal Proceedings

        On January 23, 1995, Bear, Stearns & Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation commenced an action against the Predecessor in the Supreme Court of New York, County of New York. The plaintiffs alleged that the Predecessor breached a contract relating to the plaintiffs' provision of investment banking services to the Predecessor in connection with a proposed 1994 transaction. The plaintiffs sought $5.1 million, plus costs, attorneys' fees and interest. On October 19, 1995, the Predecessor filed an answer to the complaint which denied the plaintiffs' allegations and asserted numerous affirmative defenses. On June 11, 1996, the plaintiffs moved for partial summary judgment on their claim for $950,000 in advisory fees and reimbursement of expenses incurred in connection with the underlying proposed transaction. On December 19, 1996, the court granted plaintiffs' motion, and on February 5, 1997, the court entered judgment on that claim in the total amount, including pre-judgment interest, of $1,115,612.33. The Company satisfied that judgment prior to trial. The trial regarding the plaintiffs' claims for its "success fees" and indemnification of legal fees and expenses commenced on February 24, 1997. On March 3, 1997, during the course of the trial, the parties agreed to a settlement. Pursuant to the settlement agreement, the Company paid plaintiffs $2 million, and plaintiffs dismissed the lawsuit with prejudice. Plaintiffs and the Company executed mutual releases of all claims arising out of the engagement of plaintiffs in connection with the proposed 1994 transaction.

        On May 24, 1995, Jerry Krim commenced an action encaptioned Krim v. Rockefeller Center Properties, Inc. and Peter D. Linneman. On June 7, 1995, Kathy Knight and Moishe Malamud commenced an action encaptioned Knight, et al. v. Rockefeller Center Properties, Inc. and Peter D. Linneman. Both actions were filed in the United States District Court for the Southern District of New York and purport to be brought on behalf of a class of plaintiffs comprised of all persons who purchased the Predecessor's Common Stock between March 20, 1995 and May 10, 1995. The complaints allege that the Predecessor and Dr. Linneman violated the federal securities laws by their purported failure to disclose, prior to May 11, 1995, that the Previous Owner would file for bankruptcy protection. The cases have been consolidated. On July 28, 1995, the Predecessor and Dr. Linneman filed answers to the complaints denying plaintiffs' substantive allegations and asserting numerous affirmative defenses. On September 22, 1995, plaintiffs served an Amended Class Action Complaint adding the Predecessor's remaining directors and its president as defendants. In addition to the foregoing claims, the Amended Complaint also asserts a cause of action for breach by the Predecessor's directors and its president of their fiduciary duties by approving the Agreement and Plan of Combination dated as of September 11, 1995, between the Predecessor and Equity Office Holdings, L.L.C. ("EOH") (the "Combination Agreement"). The plaintiffs are seeking damages in such amount as may be proved at trial. Plaintiffs are also seeking injunctive relief, plus costs, attorneys' fees and interest. The Company intends to vigorously contest these actions.

        On July 6, 1995, Charal Investment Company, Inc. commenced a derivative action against certain of the Predecessor's present and former directors in the Court of Chancery of the State of Delaware in and for New Castle County ("Delaware Court of Chancery"). The Predecessor was named as a nominal defendant. The plaintiff alleged that the directors breached their fiduciary duties by: (1) using commercial paper proceeds to repurchase Convertible Debentures in 1987-1992; (2) entering into interest rate swaps; and (3) making capital distributions to stockholders during the years 1990 through 1994. The plaintiff filed several amendments to its complaint and on February 29, 1996, Charal Investment Company, Inc. filed new actions in the Delaware court of Chancery purporting to assert both derivative and class counts. On June 5, 1996, Charal filed an amended and supplemental complaint which repeated the allegations contained in the February 29, 1996 complaint and added a new class claim against the individual defendants alleging that they had breached their fiduciary duties by not including certain information in the proxy statement disseminated in connection with the Merger. On October 18, 1996, the defendants, including the Company, moved to dismiss the amended and supplemental complaint. On December 30, 1996, the plaintiff voluntarily dismissed the claim without prejudice.

        On November 15, 1996, Charal Investment Co., Inc. and C.W. Sommer & Co. filed a purported class action complaint in the United States District Court for the District of Delaware against certain former directors and officers of the Predecessor and against certain of the Company's indirect shareholders. Plaintiffs alleged that the defendants violated
        Section 10(b) of the Securities and Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder, and Section 14 of the Act and Rule 14a-9 promulgated thereunder by allegedly failing to provide adequate disclosure of the alleged possibility of a sale or lease financing of a portion of the Property to NBC and its parent corporation, GE prior to the shareholder vote on the Merger. The complaint sought unspecified damages, recission of the Merger and/or disgorgement. The Company may have indemnity obligations with respect to one or more of the defendants. On December 11, 1996 and December 18, 1996, identical complaints were filed in the federal court in Delaware by additional plaintiffs. On January 13, 1997, all these actions were consolidated under the caption In re Rockefeller Center Properties, Inc. Securities Litigation, Cons. C.A. No 96-543 (RRM) ("In re RCPI"). On January 31, 1997, all defendants moved to dismiss the complaint for failure to state a claim. On March 3, 1997, the plaintiffs in In re RCPI responded to the motion to dismiss by filing an amended complaint. The two federal securities law claims remain the same, but the plaintiffs added new allegations that defendants failed adequately to disclose (i) the existence of certain transferable development rights, or air rights, that were obtained by the Company in connection with the Merger, and
        (ii) alleged negotiations with Christie's Auction House and the Walt Disney Company to become new tenants at Rockefeller Center.

        On January 21, 1997, an action entitled Flashman v. Goldman, Sachs & Co., 97 Civ. 0403 (MGC) (S.D.N.Y.), was filed in New York Federal court containing allegations substantially similar to those in the original complaint in In re RCPI. Subsequently, the plaintiff in Flashman joined as a plaintiff in the amended complaint filed in In re RCPI. The Company has been advised that plaintiff intends to dismiss the New York action voluntarily and to join as plaintiff in the consolidated Delaware federal action described above.

        On February 25, 1997, an action entitled Debora v. Rockefeller, et. al., 97 Civ. 01312 (LLS) ("Debora"), was filed in the United States District Court for the Southern District of New York. The complaint in Debora is substantially similar to the original complaint in In re RCPI. The defendants are the same in both actions. The Debora complaint alleges common fraud and deceit in addition to the two federal securities law violations alleged in In re RCPI.

        On July 31, 1995, L.L. Capital Partners, L.P. commenced an action against the Predecessor in the United States District Court in the Southern District of New York. The plaintiff alleged that, the Predecessor's prospectus dated November 3, 1993, failed to disclose its purported belief that the Rockefeller Interests and Mitsubishi Estate would cease to fund the Previous Owner's cash flow shortfalls. On January 3, 1997, the parties entered into a settlement agreement and executed and filed stipulations of dismissals and releases dismissing all claims, counterclaims and third party claims with prejudice. In connection with the dismissal, the Company paid L.L. Capital Partners, L.P. the sum of $50,000.

        On September 13 and 14, 1995, five class action complaints, captioned Faegheh Moezinia v. Peter D. Linneman, Benjamin D. Holloway, Peter G. Peterson, William F. Murdoch, Jr. and Rockefeller Center Properties, Inc.; Martin Zacharias v. B.D. Holloway, P.G. Peterson, W.F. Murdoch, P.D. Linneman Rockefeller Center Properties, Inc.; James Cosentino v. Peter D. Linneman, Benjamin D. Holloway, Peter G. Peterson, William F. Murdoch, Jr. and Rockefeller Center Properties, Inc.; Mary Millstein v. Peter D. Linneman, Peter G. Peterson, Benjamin D. Holloway, William F. Murdoch, Jr. and Rockefeller Center Properties, Inc.; and Robert Markewich v. Peter D. Linneman and Daniel M. Neidich, et al. were filed in the Delaware Court of Chancery. On October 11, 1995, an additional complaint captioned Hunter Hogan v. Rockefeller Center Properties, Inc., et al. was filed in the Delaware Court of Chancery. Each of the complaints purports to be brought on behalf of a class of plaintiffs comprised of stockholders of the Predecessor who have been or will be adversely affected by the Combination Agreement. All of the complaints allege that the Predecessor's Directors breached their fiduciary duties by approving the Combination Agreement. The plaintiffs seek damages in such amount as may be proved at trial. Plaintiffs also seek injunctive relief, plus costs and attorneys fees. On November 8, 1995, the Delaware Court of Chancery entered an order consolidating these actions under the caption In re Rockefeller Center Properties, Inc. Shareholders Litigation, Consol. C.A. No. 14612. In a status report filed with the court on February 28, 1997, plaintiffs counsel represented to the court that the actions "had been mooted" and that an application for counsel fees was being prepared. The Company intends to contest any such application vigorously.

        On July 31, 1996, a Petition for Appraisal, captioned Solomon v. Rockefeller Center Properties, Inc., C.A. No. 15155, was filed in the Delaware Court of Chancery. The petitioners allege that the consideration paid to RCPI's stockholders in conjunction with the Merger was inadequate and they request that the Court determine the fair value of their stock at the time of the Merger. Predecessor filed its Response to the Petition for Appraisal on October 7, 1996, in which it asserts that the fair value of Predecessor common stock at the time of the Merger was not more than $8.00 per share and asks the Court to so determine.

        On November 6, 1996, the parties filed stipulations of dismissal with prejudice in Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III ("ZML") v. Rockefeller Center Properties,

        Inc., 96 Civ. 1445, in the United States District Court for the Southern District of New York, and Rockefeller Center Properties, Inc. v. Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III and Equity Office Holdings, L.L.C. ("EOH"), Index No. 106176/96, in the Supreme Court for the State of New York, New York County, dismissing all claims, counterclaims and third- party claims with prejudice. In connection with the dismissal of the two actions, the Company paid in the aggregate $10.3 million to EOH and ZML.

        Although the outcome of claims, litigation and disputes cannot be predicted with certainty, in the opinion of management based on facts known at this time, the resolution of such matters are not anticipated to have a material adverse effect on the financial position or results of operations of the Company. As these matters continue to proceed through the process to ultimate resolution, it is reasonably possible that the Company's estimation of the effect of such matters could change within the next year.

Item 4. Submission of Matters to a Vote of Security Holders

        None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        There is no established public trading market for the Company's Trust Ownership Interests. There are two (2) record holders of such interests as of March 31, 1997.

        The Company has not paid any dividends since its organization on March 26, 1996. The Indenture governing the Convertible Debentures limits cash distributions to the owners of the Company to the amount of cumulative Distributable Cash. The Indenture defines Distributable Cash as cash receipts from operations less operating expenses and interest. The amount of Distributable Cash, net of dividends paid, at December 31, 1996 was approximately $63 million. This amount includes cash flows from operating activities and certain investing activities, net of dividends paid, from the Predecessor's inception through July 9, 1996 of approximately $70 million and cash flows used in operating activities of the Company for the period ending December 31, 1996 of approximately $7 million. As interest income was not received by the Predecessor during the period when the Previous Owners were under Chapter 11 protection, net cash flows from operations of the Property, which accrued to the benefit of the Company during this period, are also included.

        On July 10, 1996, pursuant to the Merger Agreement, Holdings and RCPI Investors LLC each received a 50% undivided beneficial interest in the Company for $172 million each. This sale of securities was exempt from the registration requirements of The Securities Act of 1933, as amended, by virtue of Section 4(2) thereof due to the fact that there were only two offerees. See also Item 1. Business.

Item 6. Selected Financial Data

                                   RCPI Trust
                         Selected Financial Information
                             (Dollars in thousands)

        Statement of Operations Data
        (for the period from July 10 through
        December 31, 1996)

        Gross revenue                                           $88,488

        Operating expenses                                       62,575
        Interest expense                                         30,508
        Depreciation and amortization                             7,047

        Net (loss)                                              (11,642)

        Balance Sheet Data (at December 31, 1996)

        Real estate                                             766,627
        Total assets                                            839,672
        Debt                                                    473,310
        Debt due after one year                                 463,310
        Total liabilities                                       507,206
        Owners' equity                                          332,466

        Other Financial Data (for the period
         from July 10 through December 31, 1996)

        Net cash (used in) operating activities                  (6,997)
        Net cash provided by investing activities (1)           419,852
        Net cash (used in) financing activities (2)            (384,090)
        Repurchase of Convertible Debentures(3)                 213,170

        --------------
        (1) Included in net cash provided by investing activities is $440,000 of proceeds received from the sale of the NBC space.

        (2) Net cash (used in) financing activities includes cash expended to retire the Current Coupons, GSMC Facility, and a significant portion of the Floating Rate Notes.

        (3) As of December 31, 1996, the aggregate face value of the Convertible Debentures repurchased since 1987 was $701,065.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (PREDECESSOR)
                         SELECTED FINANCIAL INFORMATION
                  (Dollars in thousands, except per share data)

Statement of Operations Data                     July 9,      December 31,  December 31,  December 31,  December 31,
(for the period ended):                           1996            1995          1994         1993          1992
                                                  ----            ----          ----         ----          ----
Revenues (1)                                    $      38      $  21,470      $109,285     $113,560     $122,414
                                                ---------      ---------      --------     --------     --------

Interest Expense                                   46,984         85,563        77,501       78,343       80,799
General and Administrative                          4,774         11,267         4,170        3,728        4,229
Amortization of financing costs (2)                12,421          9,258           705          705          705
Stock appreciation rights liability (4)             2,041         10,795          --           --           --
Effects of the execution and delivery
   of the merger agreement (3)                     (8,232)        99,163          --           --           --
Expenses related to the March 25, 1996
   special meeting of the stockholders                422            553          --           --           --
Cost of swap terminations and modifications
   related to debt extinguishment                    --             --           9,855        3,451         --
Cost of evaluating alternative financing             --             --           1,942         --           --
                                                ---------      ---------      --------     --------     --------
                                                   58,410        216,599        94,173       86,227       85,803
                                                ---------      ---------      --------     --------     --------

(Loss) income before non-recurring income
   and extraordinary item                         (58,372)      (195,129)       15,112       27,333       36,611
                                                ---------      ---------      --------     --------     --------

Non-recurring income (gain on sales of
   portfolio securities)                             --             --              31        8,593         --
                                                ---------      ---------      --------     --------     --------
Extraordinary gain on debt extinguishment            --             --            --           --          2,537
                                                ---------      ---------      --------     --------     --------

Net (loss) income                               ($ 58,372)     ($195,129)     $ 15,143     $ 35,926     $ 39,148
                                                ---------      ---------      --------     --------     --------

Weighted average shares outstanding                38,261         38,261        38,261       37,510       37,510
                                                =========      =========      ========     ========     ========

(Loss) income per share before
   extraordinary item                           ($   1.53)     ($   5.10)     $   0.40     $   0.96     $   0.97
                                                =========      =========      ========     ========     ========

Net (loss) income per share                     ($   1.53)     ($   5.10)     $   0.40     $   0.96     $   1.04
                                                =========      =========      ========     ========     ========

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (PREDECESSOR)
                     SELECTED FINANCIAL INFORMATION (Cont'd)
                  (Dollars in thousands, except per share data)


Balance Sheet Data (at end of                       1995         1994          1993        1992
period):                                            ----         ----          ----        ----
        Total assets (1)(2)                     $1,190,776    $1,319,995   $1,317,509   $1,432,210
        Total debt                                 770,667       760,394      756,936      879,284
        Total debt due after one year              760,467       760,394      756,936      859,284
        Total liabilities                          874,177       802,528      792,344      910,360
        Total stockholders' equity                 316,599       517,467      525,165      521,850

Other Financial Data:
        Ratio of earnings to fixed
            charges (5)                                -           1.19X        1.35X        1.45X
        Net cash (used in)
             provided by operating activities     ($17,706)      $57,198      $58,231      $62,735
        Net cash provided by
             investing activities                   50,000        14,331      126,668       23,560
        Net cash used in financing activities
             Excluding dividends paid               28,154        44,015      147,082       22,955
             Dividends paid                          5,739        24,869       37,697       63,392
        Dividends paid per share                      0.15          0.65         1.00         1.69
        Portion of dividends
             representing a return of
             capital                                   100%         39.4%         7.4%        38.2%
        Book value per share                         $8.27        $13.52       $13.73       $13.91
        Book value per share
             assuming exercise of
             Warrants and SARs                       $7.90        $11.88          -            -
        Market price per share
             (at end of period)                     $7.625         $5.00        $6.75       $7.625
        Repurchase of Convertible Debentures           -              -            -       $30,410

----------------------

(1) On May 11, 1995, the Previous Owners filed for protection under Chapter 11 of the Bankruptcy Code. RCPI's only significant source of income was interest received on the Mortgage Loan from the Previous Owner.

    Due to the significant uncertainties created by the Previous Owners' Chapter 11 filings, RCPI has limited recognition of income on the Mortgage Loan for the period ended July 9, 1996 and the year ended December 31, 1995 to the cash actually received from the Previous Owner during this period, which amounts were $0 and $20,339 respectively.

(2) Included in the amortization of deferred financing costs for the period ended July 9, 1996 is a write-off of the unamortized balance of $10,565 relating to the debt which was transferred to the Company on the Effective Date. Included in amortization for the year ended December 31, 1995 is the write-off of debt issuance costs and letter of intent fees totaling $4,650 relating to the termination of the working capital loan and the Agreement and Plan of Combination dated as of September 11, 1995, between RCPI and Equity Office Holdings, L.L.C.

(3) RCPI reflected in its December 31, 1995 financial statements a valuation reserve, totaling $74,000 to reduce the carrying value of the Mortgage Loan to reflect the economics of the transactions contemplated by the Merger Agreement. In addition, RCPI recorded certain transaction costs and expenses aggregating $25,163 for the year ended December 31, 1995. RCPI adjusted these costs by $8,232 for the period ended July 9, 1996 to more accurately reflect the amounts actually paid upon consummation of the Merger and amounts remaining unpaid.

(4) Due to the increase in the market price of RCPI's Common Stock during the period ended July 9, 1996 and the year ended December 31, 1995, the Company was required to increase its liability for the SARs issued in December 1994 and record a current noncash charge to earnings of $2,041 and $10,795 respectively.

(5) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as net income plus fixed charges. Fixed charges consist of interest expense and amortization of financing costs. For the year ended December 31, 1995, earnings were inadequate to cover fixed charges by $195,129 due to the Company's net loss for the year. The loss was due primarily to the Previous Owners' failure to pay interest on the Mortgage Loan after the Previous Owners' Chapter 11 filings (see (1) above).

                                   RCPI TRUST
                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below relates primarily to the results of operations of RCPI for the period ended July 9, 1996 and the years ended December 31, 1995 and 1994, and the financial condition and results of operations of the Company for the period from July 10, 1996 to December 31, 1996. In addition, pro forma operating statements are presented to provide a meaningful comparison of the results of operation of the Property for the years ended December 31, 1996 and 1995 as if the acquisition of the Property and the NBC Sale (see below) had occurred on January 1, 1995.

Results of Operations - Rockefeller Center Properties, Inc.

RCPI's principle source of revenue for the period ended July 9, 1996 and December 31, 1995 and 1994 was interest income received on the Mortgage Loan. For the periods ended July 9, 1996 and December 31, 1995, RCPI limited recognition of income on the Mortgage Loan to the cash actually received. During the year ended December 31, 1995, RCPI recognized $20.3 million of revenue, prior to the Previous Owner filing for Chapter 11 protection on May 11, 1995. Since that date and through the Effective Date, RCPI did not receive any interest payments and accordingly no income was recognized. For the year ended December 31, 1994, RCPI recognized approximately $108.7 million of income on the Mortgage Loan. This amount exceeded cash actually received by approximately $3.2 million due partially to the amortization of the original issue discount applicable to the Mortgage Loan and partially to the recognition of income according to the effective interest method.

Due principally to decreased cash available for investment, other income for the period ended July 9, 1996 was $38,000 as compared to $1.1 million and $553,000 for the years ended December 31, 1995 and 1994, respectively.

Amortization of deferred debt issuance costs for the period ended July 9, 1996 and the years ended December 31, 1995 and 1994 was $12.4 million, $9.3 million and $705,000, respectively. The increase from 1994 to 1995 is due partially to the write off of debt issuance costs and letter of intent fees totaling $4.7 million relating to the termination of the working capital loan and the Agreement and Plan of Combination between RCPI and Equity Office Holding, L.L.C., and partially to the issuance of the 14% Debentures and Floating Rate Notes in December 1994. Included in the period ended July 9, 1996 is the write-off of the unamortized balance of $10.6 million related to the debt which was transferred to the Company on the Effective Date.

RCPI was required to adjust the SAR liability to reflect the aggregate principal amount of 14% Debentures that would have been issuable upon exchange of the SARS on July 9, 1996 and December 31, 1995. This adjustment, which is directly related to the increase in RCPI's stock price, resulted in an expense of $2.0 million and $10.8 million for those periods, respectively. Concurrent with the Merger, RCPI's SARS and Warrants were canceled.

During the year ended December 31, 1995 RCPI recorded certain transaction costs and expenses aggregating $25.2 million which reflected the breakup fee related to the termination of the Combination Agreement, professional fees, and certain liquidation expenses and other liabilities specifically provided for in the Merger Agreement. Also during this period, RCPI reduced the carrying value of the Mortgage Loan by $74 million to reflect the economics of the Merger Agreement. This total of $99.2 million recognized during the year ended December 31, 1995, was adjusted by $8.2 million during the period ended July 9, 1996 to more accurately reflect the amounts actually paid upon consummation of the Merger and amounts remaining unpaid. As a result, a credit is reflected for the period ended July 9, 1996.

                                   RCPI TRUST
                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

During the period ended July 9, 1996 and the year ended December 31, 1995 RCPI recognized $422,000 and $553,000, respectively of expenses related to the March 25, 1996 special meeting of stockholders. The stockholders approved the Merger Agreement on that date.

In connection with RCPI's retirement of commercial paper borrowing in 1994, RCPI exchanged payments with certain counter parties to retire all of the asset swaps and certain of the liability swaps, thereby reducing the net swap liability outstanding. As a result of these transactions, RCPI recognized $9.9 million of expenses for the year ended December 31, 1994.

During the year ended December 31, 1994, RCPI incurred $1.9 million of expenses in connection with its evaluation of alternative financing.

During the year ended December 31, 1994, RCPI recognized non-recurring income of $31,000 consisting of gains on sales of portfolio securities.

All debt of RCPI was transferred to the Company on the Effective Date. To provide a more meaningful comparison to the years ended December 31, 1995 and 1994 interest expense recognized by RCPI for the period January 1 through July 9, 1996 and interest expense recognized by the Company for the period July 10, 1996 through December 31, 1996 have been combined. The following table illustrates comparative interest expense for the years ended December 31, 1996, 1995 and 1994:

                                    For the years ended December 31,
                                        1996     1995     1994
                                      --------  -------  -------

Current coupon convertible debentures $15,337 $22,979 $22,478 Zero coupon convertible debentures 38,890 33,420 30,320
14% debentures                          10,221   10,973       87
Floating rate notes                      6,517   14,272      166
GSMC Facility                            2,664      153      -
Interest rate swaps and other            3,863    3,766   24,450
                                       -------  -------  -------

Total                                  $77,492  $85,563  $77,501
                                       =======  =======  =======

The Current Coupon Convertible Debentures were redeemed on August 28, 1996. Due primarily to the shorter period such Debentures were outstanding during 1996, interest expense related to these Debentures decreased from 1995 to 1996. Interest expense increased from 1994 to 1995 due to the recognition of interest expense according to the effective interest method, by which interest is calculated on the basis of the average interest expense on the Current Coupons through maturity.

Interest expense on the Zero Coupons increased each year as a result of accruals of interest on the increasing accretion of the principal amount. The accretion had compounded at an effective interest rate of 10.23% prior to the Merger. As of the Effective Date, the fair market value of the Zero Coupons was adjusted, and the carrying amount of the Zero Coupons has been accreting at 12.10%, since that date.

                                   RCPI TRUST
                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

Interest expense on the 14% Debentures, which were issued in December 1994, accrues at the pay rate of 14%. The fair market value of these Debentures was adjusted as of the Effective Date. As a result of premium amortization related to this adjustment, interest expense was lower during 1996.

On September 1, 1995, RCPI repaid $33.7 million of the $150 million of Floating Rate Notes originally issued in December 1994. On July 17, 1996, the Company prepaid an additional $106.3 million of outstanding principal plus accrued interest. As of December 31, 1996 $10 million remained outstanding. Interest expense related to the Floating Rate Notes decreased due to the smaller principal balance outstanding during the year ended December 31, 1996. Interest expense on the swap agreement, which RCPI had accounted for as a component of interest expense related to the Floating Rate Notes, has been reclassified for this analysis.

Interest expense related to the GSMC Facility, which was obtained in November 1995 and repaid in full on July 17, 1996, totaled $2.7 million during the year ended December 31, 1996.

The decrease in other interest is due primarily to maturities of commercial paper and the termination of several interest rate swap obligations during 1994.

Liquidity and Capital Resources - RCPI Trust

Land and Building

As discussed above, on July 17, 1996, the Property was transferred to the Company and the related Mortgage Loan was canceled. Concurrently, the Previous Owners sold certain interests in certain buildings in the Property ("NBC Space") to GE, NBC, and their affiliates for $440 million. The NBC Space, measured in accordance with the standards promulgated by the New York Real Estate Board in 1987, accounted for approximately 1,514,000 square feet, or 20.5% of the total area of the Property. At December 31, 1996, the Property, exclusive of the NBC Space was approximately 83.6% occupied. Occupancy rates for the Property at various dates are presented in the following table. Occupancy rates for dates prior to the Effective Date have been adjusted to account for the sale of the NBC space.

September 30, 1996   82.8%     December 31, 1995    82.7%
June 30, 1996        82.2%     September 30, 1995   86.2%
March 31, 1996       83.8%     June 30, 1995        85.2%

The following table shows selected lease expirations and vacancy of the Property as of December 31, 1996. Area, as presented below and discussed above, is measured based on standards promulgated by the New York Real Estate Board in 1987. Lease turnover could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal and rental income will be affected significantly by market conditions at the time and by the terms at which the Company can then lease space.

                      Square Feet                    Percent
Year                    Expiring                     Expiring
----                  -----------                    --------

Vacant                   965,680                      16.4%
1997                     378,443                       6.4%
1998                     302,898                       5.1%
1999                     224,569                       3.8%
2000                     486,206                       8.2%
2001                     105,367                       1.8%
Thereafter             3,436,534                      58.2%
                       ---------                      -----

Total                  5,899,697                     100.0%
                       =========                     ======


Debt

The Zero Coupons due December 31, 2000 accrete to a face value of approximately $586.2 million at an effective annual interest rate of 12.10%. Concurrent with the Merger, the carrying value of such Debentures was adjusted to reflect the fair market value as of the Effective Date. As a result, the effective annual interest rate was adjusted from 10.23% to 12.10%. At December 31, 1996, the carrying value of the Debentures, net of unamortized discount, was approximately $362.2 million.

The Current Coupons were redeemed on August 28, 1996. Principal in the amount of $213.2 million plus accrued interest of $18.3 million was paid on that date. Interest accrued at the pay rate of 13% from the Effective Date through the redemption date. Prior to the Effective Date, interest accrued at an effective annual interest rate of 9.23%.

The GSMC Facility was repaid in full on July 17, 1996. The total payment of $66.5 million included accrued interest of $2.8 million. Interest accrued at 10% from inception through the payment date.

The Floating Rate Notes mature on March 31, 1997 and bear interest at the London Interbank Offered Rate ("LIBOR") plus 4%. Interest is paid quarterly on March 1, June 1, September 1, and December 1. At December 31, 1996, interest was accruing at 9.50%. On July 17, 1996, outstanding principal in the amount of $106.3 million plus accrued interest of $1.2 million was prepaid. As of December 31, 1996, $10 million of principal remained outstanding.

The 14% Debentures have a principal balance of $75 million and mature on December 31, 2007. On the Effective Date, the carrying value of the 14% Debentures was adjusted to reflect their estimated fair value at that date, resulting in a premium. Interest expense is net of the amortization of this premium. Interest payments are made semi-annually on June 2 and December 2. As of December 31, 1996, the carrying value of the Debentures was $101.2 million.

Cash Flow

The proceeds from the sale of the NBC Space were used primarily to retire the Current Coupons, the GSMC Facility, and a significant portion of the Floating Rate Notes.

The Company expended approximately $12.6 million of legal and consulting fees to acquire the Property. Since acquisition of the Property, the Company has expended $2.7 million, $14.4 million and $3.1 million in building improvements, tenant improvements and leasing commissions, respectively.

The Company believes that its current cash balance and future cash flows from operations, together with its expected borrowings in an amount currently believed not to exceed $100 million, will be sufficient to fund its requirements for the foreseeable future.

Inflation

Inflation and changing prices during the current period did not significantly affect the markets in which the Company conducts its business. In view of the moderate rate of inflation, its impact on the Company's business has not been significant.

Results of Operations - RCPI Trust

As the Company's statement of operations only reflects activity from the Effective Date through December 31, 1996, pro forma operating statements for the years ended December 31, 1996 and 1995 have been prepared as if the Property had been acquired on January 1, 1996. The discussion below highlights certain items included on the Company's operating statement for the period from July 10, 1996 through December 31, 1996, which are not otherwise discussed. For a discussion of comparative results of operations, refer to the caption "Pro Forma Results of Operations - The Property."

The Company expended $1.8 million to buy out the lease of a tenant who had filed for bankruptcy in order to gain control of the underlying space.

For a comparison of interest expense of the Company and RCPI for the years ended December 31, 1996 and 1995, see "Results of Operations - Rockefeller Center Properties, Inc."

Pro Forma Results of Operations - The Property

To provide a more meaningful comparison of results of operations, pro forma statements of operations have been presented for the years ended December 31, 1996 and 1995 as if the acquisition of the Property by the Company had occurred on January 1, 1995. The pro forma statements of operations are based upon the Company's statement of operations for the period from July 18, 1996 through December 31, 1996 and the Previous Owners' statements of operations for the period from January 1, 1996 through July 17, 1996 and for the year ended December 31, 1995.

The pro forma statements of operations for the years ended December 31, 1996 and 1995 have been adjusted to show the effect of (i) gross revenues and operating expenses had the NBC Sale occurred on January 1, 1995; (ii) interest expense had the GSMC Loan and Current Coupons been repaid in full, and had $106.3 million of principal on the Floating Rate Notes been paid on January 1, 1995; (iii) depreciation and amortization expense had the Property been purchased and the NBC Sale had occurred on January 1, 1995, and (iv) general and administrative expenses had certain bankruptcy related costs not been incurred by the Previous Owners and costs related to the NBC Sale had been incurred during 1995.

The pro forma results are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred, nor are they indicative of future results of operations.

                                                            ($ In Thousands)
                                                         Year ended December 31,
                                                           1996        1995
                                                         ---------   ---------
Gross Revenue:
   Rent and other tenant charges                         $ 177,653   $ 174,856
   Interest income                                           1,483         639
                                                         ---------   ---------
                                                           179,136     175,495
Operating Expenses:
   Real estate taxes                                        33,876      33,867
   Real estate tax refund                                     --        (7,535)
   Utilities                                                15,356      14,850
   Maintenance, engineering, and other operating
     expenses                                               54,193      52,966
   Depreciation and amortization                            16,955      16,614
   Management fee                                            5,052       3,059
   General and administrative                                6,371      10,630
                                                         ---------   ---------
                                                           131,803     124,451
                                                         ---------   ---------
Earnings before interest                                    47,333      51,044
Interest expense                                            55,606      51,166
                                                         ---------   ---------
Net (loss)                                               ($  8,273)  ($    122)
                                                         =========   =========

Rent and other tenant charges increased by $2.8 million for the year ended December 31, 1996 as compared to the prior year due primarily to increased fixed rent related to new leases. Occupancy at December 31, 1996 was 83.6% as compared to 82.7% at December 31, 1995.

The increase in interest income of $844,000 was due primarily to a larger average cash balance on hand during 1996 as compared to 1995.

On June 29, 1995, the bankruptcy court approved a settlement between the Previous Owners and New York City that incorporated a reduction in the assessed valuation of the Property. The agreement for the period from July 1, 1989 through June 30, 1995, resulted in a total New York City real estate tax refund accruing to the property in the amount of $25.6 million, net of certiorari attorneys fees. Of the total refund, $15.4 million was credited to existing and former tenants and $2.7 million reduced the current year real estate tax expense. The remaining $7.5 million related to prior years and is included under the caption "Real estate tax refund."

The increase in management fees is due to a renegotiated fee schedule obtained by the Previous Owners prior to the Company's acquisition of the Property and to a new management agreement, signed concurrently with the acquisition of the Property.

The decrease in general and administrative expenses is due primarily to legal and professional fees related to the NBC Sale, which based on pro forma calculations, would have been incurred entirely during 1995.

Based on pro forma calculations, interest expense increased by $4.4 million for the year ended December 31, 1996. This increase is due primarily to increased interest related to the Zero Coupons. The Zero Coupons compound at 12.10% annually, which resulted in an additional $4.7 million of expense during 1996.

Item 8. Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

I. Financial Statements and Reports of Public Accountants

     RCPI Trust (the "Company") and Rockefeller Center Properties, Inc.                Page No.
     (the "Predecessor")                                                               --------

      1. Reports of Independent Public Accountants
         a.  Arthur Andersen LLP..........................................................24
         b.  Ernst & Young LLP............................................................25

      2. RCPI Trust (Company)

         a.  Balance Sheet as of December 31, 1996........................................26
         b.  Statement of Operations for the period from July 10, 1996 through
               December 31, 1996..........................................................27
         c.  Statement of Changes in Owners' Equity for the period from July 10, 1996 through December 31, 1996....................................................28
         d.  Statement of Cash Flows for the period from July 10, 1996 through
             December 31, 1996............................................................29

      3. Rockefeller Center Properties, Inc. (Predecessor)

         a.  Balance Sheet as of December 31, 1995........................................30
         b.  Statements of Operations for the period from January 1, 1996 through
             July 9, 1996 and for the years ended December 31, 1995 and 1994..............31
         c.  Statements of Stockholders' Equity for period from January 1, 1996 through July 9, 1996 and for the years ended
             December 31, 1995 and 1994...................................................32
         d.  Statements of Cash Flows for the period from January 1, 1996 through July 9, 1996 and for the years ended
             December 31, 1995 and 1994...................................................33

      4. Notes to Financial Statements....................................................35

II. Financial Statement Schedules

   Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996...........51

   All other schedules in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees of RCPI Trust:

We have audited the accompanying balance sheet of RCPI Trust (a Delaware business trust) as of December 31, 1996, and the related statements of operations, changes in owners' equity and cash flows for the period from July 10, 1996 (commencement of operations) through December 31, 1996. We have also audited the statements of operations, changes in stockholders' equity and cash flows of Rockefeller Center Properties, Inc., as more fully described in Note 1, for the period from January 1, 1996 through July 9, 1996. These financial statements, and the schedule referred to below, are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RCPI Trust as of December 31, 1996, and the results of its operations and its cash flows for the period from July 10, 1996 (commencement of operations) through December 31, 1996 and the results of operations, changes in stockholders' equity and cash flows for Rockefeller Center Properties, Inc. for the period January 1, 1996 through July 9, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements, described above, taken as a whole. The schedule listed in the accompanying index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

New York, New York
February 10, 1997 (except with
respect to the matters discussed
in Note 14 as to which the dates
are March 3, 1997 and March
31, 1997, respectively)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Rockefeller Center Properties, Inc.

We have audited the accompanying balance sheet of Rockefeller Center Properties, Inc. (the "Company") as of December 31, 1995 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockefeller Center Properties, Inc. at December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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


/s/ ERNST & YOUNG LLP
New York, New York
February 29, 1996

                                   RCPI TRUST
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 1996
                                ($ in thousands)

ASSETS

Real Estate:
  Land                                                   $158,149
  Buildings and improvements                              596,880
  Tenant improvements                                      14,405
  Furniture and fixtures                                    3,911
                                                         --------
                                                          773,345
    Less: Accumulated depreciation                          6,718
                                                         --------
                                                          766,627

Cash and cash equivalents                                  28,765
Restricted cash                                            10,027
Accounts receivable                                        20,337
Deferred costs, net of accumulated amortization of $329     5,486
Accrued rent                                                8,430
                                                         --------

Total Assets                                             $839,672
                                                         ========

LIABILITIES AND OWNERS' EQUITY

Liabilities:
  Zero coupon convertible debentures, net of unamortized
  discount of $224,030                                   $362,155
  14% debentures (includes premium of $26,155)            101,155
  Floating rate notes                                      10,000
  Accrued interest payable                                  7,234
  Accounts payable and accrued expenses                    19,383
  Tenant security deposits payable                          7,279
                                                         --------
Total Liabilities                                         507,206

Contingencies

Owners' Equity                                            332,466
                                                         --------

Total Liabilities and Owners' Equity                     $839,672
                                                         ========

                             See notes to financial statements

                                   RCPI TRUST
                             STATEMENT OF OPERATIONS
                 FOR THE PERIOD FROM JULY 10, 1996 (COMMENCEMENT
                    OF OPERATIONS) THROUGH DECEMBER 31, 1996
                                ($ in thousands)

Revenues:
  Base rental                        $ 76,496
  Escalations and percentage rents      6,562
  Interest and other income             5,430
                                     --------
    Total revenues                     88,488
                                     --------

Expenses:
  Interest                             30,508
  Real estate taxes                    15,585
  Payroll and benefits                 10,375
  Repairs, maintenance and supplies     8,137
  Utilities                             6,539
  Cleaning                              7,253
  Professional fees                     8,735
  Insurance                             1,451
  Management and accounting fees        1,424
  General and administration            1,297
  Tenant buyout costs                   1,779
  Depreciation and amortization         7,047
                                     --------
    Total expenses                    100,130
                                     --------

Net Loss                             $(11,642)
                                     ========

                        See notes to financial statements

                                   RCPI TRUST
                     STATEMENT OF CHANGES IN OWNERS' EQUITY
                 FOR THE PERIOD FROM JULY 10, 1996 (COMMENCEMENT
                    OF OPERATIONS) THROUGH DECEMBER 31, 1996
                                ($ in thousands)

                                                            Balance                      Balance
                                           Percentage       July 10,         1996      December 31,
                                            Interest          1996         Activity        1996
                                         --------------   -----------   -------------  ------------
Rockefeller Center Properties, Inc.:
  Initial capital contribution                 50%         $172,054       $    -        $172,054
  Net loss                                                      -           (5,821)       (5,821)
                                                           --------       --------      --------
    Total                                                   172,054         (5,821)      166,233
                                                           --------       --------      --------

RCPI Investors LLC:
  Initial capital contribution                 50%          172,054            -         172,054
  Net loss                                                      -           (5,821)       (5,821)
                                                           --------       --------      --------
    Total                                                   172,054         (5,821)      166,233
                                                           --------       --------      --------

Total Owners' Equity                                       $344,108       $(11,642)     $332,466
                                                           ========       ========      ========

                             See notes to financial statements

                                   RCPI TRUST
                             STATEMENT OF CASH FLOWS
                 FOR THE PERIOD FROM JULY 10, 1996 (COMMENCEMENT
                    OF OPERATIONS) THROUGH DECEMBER 31, 1996
                                ($ in thousands)

Cash Flows from Operating Activities:
  Net loss                                               $ (11,642)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Amortization of original issue discount and premium     19,263
    Depreciation and amortization                            7,047
    Increase in restricted cash                             (3,260)
    Increase in accounts receivable                         (5,138)
    Decrease in prepaid expenses                            18,169
    Increase in accrued rent                                (8,430)
    Decrease in accounts payable and accrued expenses       (3,959)
    Decrease in accrued interest payable                   (19,047)
                                                         ---------
        Net cash used in operating activities               (6,997)
                                                         ---------

Cash Flows from Investing Activities:
  Repayment on mortgage loan receivable                    440,000
  Cash acquired as part of Transfer                          2,800
  Additions to buildings and improvements                   (2,728)
  Additions to tenant improvements                         (14,405)
  Additions to deferred costs                               (5,815)
                                                         ---------
        Net cash provided by investing activities          419,852
                                                         ---------

Cash Flows from Financing Activities:
  Payment of current coupon debentures                    (213,170)
  Payment of floating rate notes                          (107,891)
  Payment of GSMC facility                                 (63,029)
                                                         ---------
        Net cash used in financing activities             (384,090)
                                                         ---------

Increase in cash and cash equivalents                       28,765
Cash and cash equivalents, at July 10, 1996                    -
                                                         ---------
Cash and cash equivalents, at December 31, 1996          $  28,765
                                                         =========

                        See notes to financial statements

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 1995
                                ($ in thousands)

ASSETS

Loan receivable and interest receivable,
  net of valuation reserve of $74,000 and
  net of unamortized discount of $34,906                          $1,176,220
Deferred debt issuance costs, net                                     12,421
Cash and cash equivalents                                              1,298
Other assets                                                             837
                                                                  ----------
Total Assets                                                      $1,190,776
                                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Current coupon convertible debentures due 2000                  $  213,170
  Zero coupon convertible debentures due 2000, net of
    unamortized discount of $225,902                                 360,283
  Floating rate notes due 2000                                       116,296
  14% debentures due 2007, net of unamortized discount of $4,282      70,718
  GSMC loan                                                           10,200
  Accrued interest payable                                            61,914
  Stock appreciation rights                                           13,406
  Accounts payable and accrued expenses                                3,027
  Accrued transaction costs and expenses                              25,163
                                                                  ----------
    Total Liabilities                                                874,177
                                                                  ----------

Contingencies

Stockholders' Equity:
  Common stock, $.01 par value:
    150,000,000 shares authorized;
    38,260,704 shares issued and outstanding                             383
  Additional paid-in capital                                         707,545
  Distributions to stockholders in excess of net income             (391,329)
                                                                  ----------
    Total Stockholders' Equity                                       316,599
                                                                  ----------

Total Liabilities and Stockholders' Equity                        $1,190,776
                                                                  ==========

                       See notes to financial statements.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                            STATEMENTS OF OPERATIONS
                     ($ in thousands, except per share data)

                                                   For the period from                Years Ended
                                                  January 1, 1996 through             December 31,
                                                        July 9, 1996              1995            1994
                                                  -----------------------         ----            -----
Revenues:
   Loan interest income                              $    -                    $  20,339        $108,732
   Other income                                             38                     1,131             553
                                                     ---------                 ---------        --------
                                                            38                    21,470         109,285
                                                     ---------                 ---------        --------

Expenses:
Interest expense:
   Current coupon convertible debentures                11,642                    22,979          22,478
   Zero coupon convertible debentures                   18,985                    33,420          30,320
   14% debentures                                        5,790                    10,973              87
   Floating rate notes                                   8,013                    17,858             166
   GSMC Facility                                         2,554                       153             -
   Commercial paper and other                              -                         180          24,450
                                                     ---------                 ---------        --------
                                                        46,984                    85,563          77,501

General and administrative                               4,774                    11,267           4,170
Amortization of deferred debt issuance costs            12,421                     9,258             705
Increase in liability for stock appreciation rights      2,041                    10,795             -
Effects of the execution and delivery of the
  merger agreement                                      (8,232)                   99,163             -
Expenses related to the March 25, 1996 special
  meeting of stockholders                                  422                       553             -
Cost of swap terminations related
  to debt extinguishment                                   -                         -             9,855
Cost of evaluating alternative financing                   -                         -             1,942
                                                     ---------                 ---------        --------
                                                        58,410                   216,599          94,173
                                                     ---------                 ---------        --------

(Loss) income before non-recurring income              (58,372)                 (195,129)         15,112
Non-recurring income (gain on sales of portfolio
  securities)                                              -                         -                31
                                                     ---------                 ---------        --------

Net (loss) income                                   ($  58,372)               ($ 195,129)       $ 15,143
                                                     =========                 =========        ========

Net (loss) income per share                         ($    1.53)               ($    5.10)       $   0.40
                                                     =========                 =========        ========

                       See notes to financial statements.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     ($ in thousands, except per share data)

        FOR THE PERIOD FROM JANUARY 1, 1996 THROUGH JULY 9, 1996 AND FOR
                   THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                                     Distributions
                                                        Additional  to stockholders     Total
                                     Common Stock         paid-in    in excess of    stockholders'
                                Shares        Amount      capital      net income        equity
                                ------        ------    ----------  ---------------  -------------
Balance at
  December 31, 1993           38,260,704         $383     $705,517    ($180,735)       $525,165

Issuance of warrants                                         2,028                        2,028

Net income                                                  15,143                       15,143

Distributions to
  stockholders
  ($0.65 per share)                                                     (24,869)        (24,869)
                             -----------         ----     --------    ---------        --------

Balance at
  December 31, 1994           38,260,704          383      707,545     (190,461)        517,467

Net loss                                                               (195,129)       (195,129)

Distributions to
  stockholders
  ($0.15 per share)                                                     (5,739)          (5,739)
                             -----------         ----     --------    ---------        --------

Balance at
  December 31, 1995           38,260,704          383      707,545     (391,329)        316,599

Net loss (from January 1,
through July 9, 1996)                                                   (58,372)        (58,372)
                             -----------         ----     --------    ---------        --------

Balance at July 9, 1996       38,260,704         $383     $707,545    ($449,701)       $258,227
                             ===========         ====     ========    =========        ========


                             See notes to financial statements.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                            STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                     For the period from              Years Ended
                                                   January 1, 1996 through            December 31,
                                                          July 9, 1996            1995            1994
                                                   --------------------------   --------       ----------

Cash flow from operating activities:
 Loan interest received                                     $    -               $ 20,339      $ 105,495
 Other interest income received                                   38                1,131            998
 Interest paid on floating rate notes                         (7,626)             (17,114)           -
 Interest paid on 14% debentures                              (5,308)              (9,917)           -
 Interest paid on commercial paper and other                     -                   (198)       (27,020)
 Interest paid on current coupon convertible debentures      (27,712)                 -          (17,053)
 Payments for accounts payable, accrued expenses
  and other assets                                           (13,463)             (11,947)        (5,222)
                                                            --------             --------      ---------
    Net cash (used in) provided by operating activities      (54,071)             (17,706)        57,198
                                                            --------             --------      ---------

Cash flows from investing activities:
 Draw downs on letter of credit support                          -                 50,000            -
 Portfolio sales, maturities and redemptions                     -                    -           14,331
                                                            --------             --------      ---------
    Net cash provided by investing activities                    -                 50,000         14,331
                                                            --------             --------      ---------

Cash flows from financing activities:
 Dividends paid                                                  -                 (5,739)       (24,869)
 Floating rate note principal repayment                          -                (33,704)           -
 Interim financing cost                                          -                 (4,650)           -
 Net proceeds from GSMC loan                                  52,829               10,200            -
 Proceeds from issuance of floating rate notes,
   14% debentures, warrants and SARs net of
   issuance costs                                                -                    -          212,522
 Maturities of commercial paper, net                             -                    -         (246,682)
 Payments to terminate interest rate swaps                       -                    -           (9,855)
                                                            --------             --------      ---------
   Net cash provided by (used in) financing activities        52,829              (33,893)       (68,884)
                                                            --------             --------      ---------

Net (decrease) increase in cash and cash equivalents          (1,242)              (1,599)         2,645
Cash and cash equivalents at the beginning of the year         1,298                2,897            252
                                                            --------             --------      ---------
Cash and cash equivalents at the end of the year            $     56             $  1,298      $   2,897
                                                            ========             ========      =========

                                (Continued on 34)

                       See notes to financial statements.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                        STATEMENTS OF CASH FLOWS (CONT'D)
                                ($ in thousands)

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES:


                                                                    For the period from           Years Ended
                                                                  January 1, 1996 through         December 31,
                                                                      July 9, 1996             1995         1994
                                                                   ----------------------    ---------    --------

Net (loss) income                                                          ($58,372)        ($195,129)     $15,143
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
   Effects of the execution and delivery of the
    merger agreement                                                            -              99,163          -
   Gain on sale of portfolio securities                                         -                 -            (31)
   Cost of swap terminations related to
    debt extinguishment                                                         -                 -          9,855
   Amortization of discount:
    Zero coupon convertible debentures                                       18,985            33,420       30,320
    14% debentures                                                              188               357          -
   Decrease in deferred debt issuance costs
    and other costs, net                                                     12,280             8,270        1,130
   Increase in interest receivable and
    amortization of loan receivable discount, net                               -                 -         (2,793)
   (Decrease) increase in accrued interest payable and amortized
    unpaid discount on commercial paper                                     (12,836)           24,576        3,135
   Increase in stock appreciation rights liability                            2,041            10,795          -
   (Decrease) increase in accounts payable and
    accrued expenses                                                        (16,357)              842          439
                                                                           --------          --------      --------
      Net cash (used in) provided by operating activities                  ($54,071)        ($ 17,706)     $57,198
                                                                           ========          ========      ========

                       See notes to financial statements.

                                   RCPI TRUST
                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND PURPOSE

     RCPI Trust (the "Company") was established in the State of Delaware on March 26, 1996 as a Delaware business trust. The Company was organized pursuant to the Trust Agreement dated July 10, 1996 (the "Trust Agreement") between Rockefeller Center Properties, Inc. (the "Predecessor"), a wholly-owned subsidiary of RCPI Holdings, Inc. ("Holdings") and RCPI Investors LLC ("LLC"), each owning a 50% undivided beneficial interest.
     The primary purpose of the Company is to acquire, manage and operate the landmarked buildings and public space known as Rockefeller Center (the "Property") and to be successor in interest to the Predecessor.

     The Predecessor was incorporated in Delaware on July 17, 1985. The Predecessor qualifies and has elected to be treated, for Federal income tax reporting purposes, as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Predecessor was originally formed to permit public investment in two convertible, participating mortgages on the Property. From the proceeds of its offering of common stock (the "Common Stock") and the offerings of its Current Coupon Convertible Debentures ("Current Coupons") due December 31, 2000 and Zero Coupon Convertible Debentures ("Zero Coupons") due December 31, 2000 (collectively, the "Convertible Debentures"), the Predecessor made a $1.3 billion convertible, participating mortgage loan (the "Mortgage Loan") to two partnerships, Rockefeller Center Properties and RCP Associates (collectively, the "Previous Owners"). The partners of the Previous Owners were Rockefeller Group, Inc. ("RGI") and Radio City Music Hall Productions, Inc. ("RCMHP"), a wholly owned subsidiary of RGI. Mitsubishi Estate Company, Ltd. controlled an 80% equity interest in RGI, and Rockefeller Family interests held the remaining 20%.

     On July 10, 1996, pursuant to the Merger Agreement (as described below), Holdings purchased all the outstanding Common Stock of the Predecessor with approximately $172 million of its own equity and approximately $172 million obtained through a note payable to LLC. The note payable was then transferred to the Predecessor prior to the transfer of all the Predecessor's assets and liabilities to the Company in exchange for a 50% undivided beneficial ownership interest. At the same time, LLC contributed its note receivable of $172 million to the Company which was in exchange for a 50% undivided beneficial ownership interest.

     Prior to July 10, 1996, the Company's activities were limited to organizational matters.

     Merger Agreement

     Pursuant to an Agreement and Plan of Merger dated November 7, 1995, (the "Merger Agreement"), entered into between the Predecessor and a group of investors (the "Investor Group") the members of which are Exor Group S.A., Prometheus Investors, L.L.C., Rockprop, L.L.C., Troutlet Investments Corporation, Gribble Investments (Tortola) BVI, Inc., Weevil Investments (Tortola) BVI, Inc. and Whitehall Street Real Estate Limited Partnership V ("Whitehall"), RCPI Merger Inc., a wholly owned subsidiary of Holdings, was merged (the "Merger") with and into the Predecessor. Consequently, the Predecessor became a subsidiary of Holdings, a Delaware corporation controlled by the Investor Group.

     The Merger Agreement was approved by the stockholders of the Predecessor on March 25, 1996 and became effective on July 10, 1996 (the "Effective Date"). Pursuant to the Merger, each share of the Predecessor's Common Stock outstanding as of the Effective Date (other than (i) shares of Common Stock held by the Predecessor or any of its subsidiaries, (ii) shares of Common Stock held by Holdings or any of its subsidiaries

     (including RCPI Merger Inc.) and (iii) any shares of Common Stock held by a stockholder who was entitled to demand, and who properly demanded and has not withdrawn such demand, appraisal for such shares in accordance with
     Section 262 of the Delaware General Corporation Law) was converted into the right to receive $8.00 in cash, without interest thereon. As of the Effective Date, the Common Stock of the Predecessor was held by Holdings and the Warrants and Stock Appreciation Rights (see Note 6), previously held by Whitehall were contributed through Holdings to the Predecessor and canceled. Thereafter, on the Effective Date, the Predecessor transferred substantially all of its assets (including the Mortgage Loan) and liabilities to the Company and the Company became the successor to the Predecessor under the Indenture governing the Convertible Debentures (see
     Note 6).

     Borrower's Chapter 11 Plan

     On May 11, 1995, the Previous Owners filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. The Previous Owners and their partners filed a Chapter 11 reorganization plan (the "Chapter 11 Plan") that contemplated ownership of the Property being turned over to the Predecessor or its designee upon consummation of the Chapter 11 Plan. Pursuant to the order of the Bankruptcy Court, the Chapter 11 Plan was confirmed on May 29, 1996, and became effective on July 17, 1996, upon the transfer of the Property by the Previous Owners to the Company in satisfaction of the Mortgage Loan (the "Transfer").

     NBC Sale

     Pursuant to the Agreement dated April 23, 1996, among the Investors Group, General Electric Company ("GE"), National Broadcasting Company, Inc. ("NBC") and NBC Trust No. 1996A ("NBC Trust"), on July 17, 1996, immediately preceding the transfer of the Property, the Previous Owners sold to GE, NBC and NBC Trust (the "NBC Sale"), interests in certain buildings in the Property (the "NBC Space") previously leased by GE or its affiliates, including NBC. Pursuant to the Chapter 11 Plan, proceeds of $440 million from the NBC Sale were paid directly to the Company reducing the outstanding Mortgage Loan. Goldman Sachs Mortgage Company ("GSMC"), an affiliate of Whitehall, was paid $4.4 million by the Company in connection with securing the proceeds of the NBC Sale as a partial repayment of the Mortgage Loan. Upon satisfaction of the Mortgage Loan, this fee was expensed in the Company's accompanying statement of operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of preparation

     The accompanying financial statements are prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying financial statements present the Company's balance sheet, as successor to the Predecessor, as of December 31, 1996 and the results of operations, changes in owners' equity and cash flows for the period from July 10, 1996 through December 31, 1996. The accompanying financial statements also present the Predecessor's balance sheet as of December 31, 1995 and the results of operations, changes in stockholders' equity and cash flows for the period from January 1, 1996 through July 9, 1996 and for the years ended December 31, 1995 and 1994. Pro forma results of operations for the Company, as if the acquisition of the Property and the NBC Sale had occurred as of January 1, 1996, are presented in Note 13 to the financial statements.

     The Merger was accounted for by the Predecessor under the purchase accounting method whereby the purchase price was allocated among the assets acquired and liabilities assumed based on their respective fair market values on July 10, 1996. These assets and liabilities were then transferred down to the Company on the same day.

     The Transfer on July 17, 1996 was also accounted for under the purchase method whereby the Company recorded the value of the assets and liabilities received from the Previous Owners based on their respective fair market values as of that date.

     Real Estate

     Buildings and improvements are carried at cost and depreciated using the straight-line method over their estimated useful lives of forty years. Significant renovations or improvements which extend the economic useful life of the assets are capitalized.

     The Company evaluates the carrying value of the Property based on the requirements of the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets". As of December 31, 1996, there was no impairment in the value of the Property.

     Tenant improvements are depreciated over the terms of the respective leases. Furniture, fixtures and equipment are depreciated using the straight-line method over their expected useful lives of five to ten years.

     Expenditures for maintenance and repairs are expensed as incurred.

     Restricted Cash

     On July 17, 1996, the Company entered into a Collateral Agreement with Chase Manhattan Bank, pursuant to certain tenant lease agreements. The Collateral Agreement establishes five letters of credit, as defined, in the aggregate amount of approximately $10.4 million. As of December 31, 1996, three letters of credit remained outstanding and the restricted cash balance in the Company's cash collateral account was approximately $2.7 million.

     The Company also maintains tenant security deposits in a restricted cash account. At December 31, 1996, the balance in the restricted cash account for tenant security deposits was approximately $7.3 million.

     Deferred Costs

     Deferred costs include costs incurred in the successful negotiation of leases, including brokerage and legal and are being amortized on a straight-line basis over the terms of the respective leases. Deferred costs also include costs incurred in connection with the formation of the Company and are being amortized over a period of five years.

     Debt issuance costs include fees and costs incurred by the Predecessor to obtain long-term financing, and were amortized over the terms of the respective loans on a basis which approximated the interest method. The Predecessor had unamortized deferred debt issuance costs related to their outstanding Convertible Debentures, Floating Rate Notes and 14% Debentures as of December 31, 1995 of approximately $3.5 million, $5.8 million and $3.1 million, respectively. On July 9, 1996, the Predecessor fully amortized the remaining deferred debt issuance costs due to the Merger (see
     Note 1).

      Revenue Recognition

      Base rental revenue is reported on a straight-line basis over the terms of the respective leases. Differences between base rental revenue and contractual amounts are recorded in the accompanying balance sheet as accrued rent. The impact of the straight-line adjustment increased base rental revenues for the Company by approximately $8.4 million for the period ending December 31, 1996. Escalations and percentage rents, which are provided for in the leases, are recognized as income when earned and their amounts can be reasonably estimated.

      Statements of Cash Flows

      The statement of cash flows for the period ending December 31, 1996 is presented in accordance with the indirect method. The statements of cash flows for the period from January 1, 1996 through July 9, 1996 and for the years ended December 31, 1995 and 1996 are presented in accordance with the direct method.

      The Company and the Predecessor consider all highly liquid assets with original maturities of three months or less to be cash equivalents. Interest paid by the Company on its debt obligations was approximately $30.3 million for the period ending December 31, 1996.

      On July 10, 1996, pursuant to the Merger Agreement, the Predecessor transferred all of its assets (including the Mortgage Loan) totaling approximately $1.220 billion and liabilities (including the note payable to LLC of approximately $172 million) totaling approximately $1.048 billion to the Company in exchange for its 50% undivided beneficial ownership interest. Simultaneously, LLC contributed its note receivable of $172 million for its 50% undivided beneficial ownership interest. These transactions are considered non cash investing and financing activities.

      On July 17, 1996, the Company obtained title to the Property, subsequent to the NBC Sale, and certain other assets (net of cash acquired of approximately $2.8 million) totaling approximately $795.4 million and assumed liabilities totaling approximately $18.8 million in full satisfaction of the Mortgage Loan. This transaction is considered a non cash investing activity.

3.    THE PROPERTY

      Rockefeller Center

      The Property consists of twelve landmarked buildings and public space located in midtown Manhattan, New York City. The Company owns the fee interest in the entire Property, except for the NBC Space and the land underlying a portion of the building located at 600 Fifth Avenue which is subject to a ground lease. The ground lease held by The Minister, Elders and Deacons of the Reformed Protestant Dutch Church of the City of New York (the "Church Lease") provides for an annual rent of $650,000 through the year 2000. Thereafter, the Church Lease provides for three renewal periods of 21 years each at annual rents of 6%, 7% and 8%, respectively, of the value of the land (exclusive of improvements and unencumbered by the Church Lease) appraised for its highest and best use, determined at the beginning of each such renewal term. The ground rent expense is included in general and administration in the accompanying statement of operations.

      At December 31, 1996, approximately 4.9 million square feet representing approximately 83% of total rentable square feet was leased to tenants under operating leases. Of the total rentable square feet, approximately 23% or 1.4 million square feet is under lease to six tenants in the financial services, legal or publishing industry. These leases are scheduled to expire in years 2000 through 2014.

      Future Minimum Rentals

      Future minimum rentals to be received under non-cancelable tenant leases at December 31, 1996 are as follows:

                            ($ in Thousands)

                    1997                      $154,195
                    1998                       145,620
                    1999                       141,578
                    2000                       135,939
                    2001                       127,231
                    Thereafter                 922,069

      The Rockefeller Center Tower Condominium

      On July 17, 1996, in connection with the NBC Sale, NBC purchased 53.75% of the office condominium units within 30 Rockefeller Plaza, 1250 Avenue of the Americas and the Studio Building (collectively known as the "Condominium Buildings"). The Company amended and restated the Declaration of The Rockefeller Tower Condominium (the "Condominium") to establish the ownership rights of the office condominium units between NBC and the Company. The purpose of the Condominium is to operate and maintain the Common Elements, as defined in the Operation, Maintenance and Reciprocal Easement Agreement ("REA") and the Unit Owners Agreement ("UOA"). The Board, as defined, of the Condominium consists of three members appointed by the Company and two members appointed by NBC. The Executive Committee, as defined, within the Board consists of the three members appointed by the Company. On behalf of the Condominium, the Company is responsible for determining and collecting all costs pursuant to the REA and UOA (collectively the "Shared Costs").

      For financial reporting purposes, the Company's portion of Shared Costs is allocated to the respective expense accounts based on the REA and UOA in the accompanying statement of operations. The following represents the summary of Shared Costs for the period ending December 31, 1996:

                    The Rockefeller Center Tower Condominium
                             Summary of Shared Costs
                                ($ in thousands)
                                   (Unaudited)

                  Payroll and benefits                     $  4,082
                  Repairs, maintenance and supplies           3,100
                  Utilities                                   3,085
                  Cleaning                                    2,657
                  General and administration                  2,093
                  Management and accounting fees                668
                                                           --------
                  Shared Costs, as defined                 $ 15,685
                                                           ========

                  Shared Costs, NBC                        $  5,645
                  Shared Costs, the Company                  10,040
                                                           --------
                                                           $ 15,685
                                                           ========

      RCP Associates

      Effective July 17, 1996, the Company and Rock-Around-The-Block, Inc. ("Rock Block"), an affiliate of the Previous Owner, entered into the Amended and Restated Agreement of Limited Partnership of RCP Associates ("RCPA"). The Company holds a 45% general partnership interest and Rock Block holds a 55% limited partnership interest. The purpose of RCPA is to act as landlord under the Amended and Restated Ground Lease (the "RCPA Ground Lease"), whereas the Company acts as tenant. The RCPA Ground Lease has a 200 year term expiring in the year 2196. The net annual ground rent charged to the Company is $1. Upon commencement of the RCPA Ground Lease, the Company paid $200 to RCPA in order to satisfy the net annual ground rent over the term of the lease. The RCPA Ground Lease covers the underlying land of certain buildings at the Property. Pursuant to the RCPA Ground Lease, at any time after the Transfer Date, as defined, the Company shall have the right to purchase for $1 the fee interest of RCPA in the Property.

      As described in the RCPA Partnership Agreement and RCPA Ground Lease, the Company has the right to develop additional floor area in excess of the floor area presently constructed at the Property. These excess development air rights may be transferred to other properties or, with the approval of the New York City Landmarks Preservation Commission, used to construct additional floor area over certain buildings at the Property.

4.    MORTGAGE LOAN AND INTEREST INCOME

      The Mortgage Loan, which was issued in the original face amount of $1.3 billion, was made pursuant to a Mortgage Loan Agreement between the Predecessor and the Previous Owners on September 19, 1985 (as amended, the "Mortgage Loan Agreement"), and was evidenced by two notes. Following the Previous Owners' failure to make the interest payment due on May 31, 1995, the Predecessor drew down the full amount available under the $50 million of letters of credit which supported, among other things, payment of Base Interest, as defined, on the Mortgage Loan. Due to the significant uncertainties caused by the filing of the Chapter 11 Plan and solely for accounting purposes, this $50 million was applied to reduce the carrying value of the Mortgage Loan to $1.25 billion. Subsequent to the Previous Owners' Chapter 11 Plan filing and prior to the execution and delivery of the Merger Agreement, the Predecessor had based the value assigned to the Property and hence to the Mortgage Loan on an independent appraisal as of December 31, 1994, which was supported by a concurring review. The terms of the Merger Agreement indicated that the market value of the Property was less than its carrying value. As such, the Predecessor further reduced the carrying value of the Mortgage Loan by $74 million as of December 31, 1995. The impact of the writedown is included on the Predecessor's statement of operations as a component of "effects of the execution and delivery of the merger agreement", which reflects the economics of the transactions contemplated by the Merger Agreement.

      The Predecessor limited recognition of income on the Mortgage Loan for the year ended December 31, 1995 and the period from January 1, 1996 through July 9, 1996 to the cash actually received from the Previous Owners. The Company continued this income recognition policy of the Predecessor from the date it received the Mortgage Loan (July 10, 1996) from the Predecessor to the date it acquired the Property (July 17, 1996) from the Previous Owners in full satisfaction of the Mortgage Loan.

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      In assessing the fair value of financial instruments, at December 31, 1996 and 1995, the Company and the Predecessor, respectively, have used a variety of methods and assumptions which are based on estimates of market conditions and risks existing at the time. In cases where quoted market prices are not available, fair values are based on estimates using present value and other techniques. Such techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Derived fair value estimates cannot be substantiated by comparison to independent markets and may not reflect the values that could be realized in any immediate settlement of the instrument or otherwise. The aggregate fair value amounts may not necessarily represent the underlying value of the Company or the Predecessor.

      The following methods and assumptions were used by the Company and the Predecessor in estimating their fair value disclosures for financial instruments:

      Cash and cash equivalents

      The carrying amounts of cash and cash equivalents approximate their fair value.

      Debt

      The fair values of the Zero Coupons and Current Coupons are estimated using quoted market prices. The fair value of all other debt instruments are estimated using discount cash flow analysis, based on incremental borrowing rates currently available to the Company or the Predecessor for debt with similar terms and maturity.

      As of December 31, 1996 and 1995, the estimated fair value of the Zero Coupons was approximately $373 million and $333 million, respectively, as compared to its carrying amount of approximately $362 million and $360 million, respectively. As of December 31, 1995, the estimated fair value of the Current Coupons was approximately $235 million, as compared to its carrying amount of approximately $213 million. As of December 31, 1996 and 1995, the carrying values of all other debt instruments approximated their estimated fair values.

      Off-balance-sheet financial instruments

      Fair values for the Predecessor's off-balance-sheet financial instruments (interest rate swaps) were based on market quotes. The Predecessor used interest rate swaps to manage interest rate risk on a portion of its floating rate debt.

6.    DEBT

      Convertible Debentures

      The Convertible Debentures were issued pursuant to an Indenture, dated as of September 15, 1985 (as amended, the "Indenture"), between the Predecessor and Manufacturers Hanover Trust Company (now the United States Trust Company) as Trustee. The Convertible Debentures were convertible into shares of Common Stock of the Predecessor on the maturity date, December 31, 2000. On July 10, 1996, the Indenture was amended to eliminate this convertible feature. At such time, the Company became the successor to the Predecessor under the amended Indenture.

      Upon maturity, the Convertible Debentures are convertible to nonconvertible floating rate notes, at the Company's option. After conversion, the floating rate notes would mature on December 31, 2007 and, would be prepayable anytime at the Company's option, at par. The notes will bear interest at the three-month London Interbank Offering Rate ("LIBOR") plus 1/4% or such greater spread (not in excess of 1%) as would, in the opinion of a major international investment bank selected by the Company, cause such notes to trade at par.

      Prior to 1994, the Predecessor had repurchased and retired 36.4% of the original principal amount of the Current Coupons and 38.4% of the face amount of the Zero Coupons. The Predecessor's repurchase of its Convertible Debentures was initially funded through floating rate short-term unsecured bank loans which were later fully repaid when the Predecessor initiated a commercial paper program. The commercial paper borrowings were fully repaid in 1994 with proceeds from sales of the Predecessor's portfolio securities, operating cash flow and the issuance of 14% Debentures and Floating Rate Notes (see below).

      Interest expense recognized by the Predecessor on the Convertible Debentures was based on the average yields to the maturity date. The average yields were computed (using the interest method with semiannual compounding) by (1) combining the differing coupon rates on the Current Coupons and (2) amortizing the original issue discount related to the Zero Coupons. The resulting effective annual interest rates were 9.23% and 10.23% through the Effective Date for the Current Coupons and Zero Coupons, respectively. Upon consummation of the Merger, the carrying value of the Zero Coupons were adjusted by the Company to reflect the fair market value using an imputed interest rate of 12.10%. The face amount of the Zero Coupons is approximately $586.2 million and, pursuant to the Amended Indenture, are secured by the Property.

      The Current Coupons bore interest from the date of issuance until December 31, 1994 at the rate of 8% per annum, and thereafter at the rate of 13% per annum payable annually on December 31 of each year. On August 28, 1996, the Current Coupons were redeemed at the principal amount of $213,170,000 plus accrued interest.

      Interest expense recorded by the Company for the Zero Coupons and Current Coupons was approximately $19.9 million and $3.7 million, respectively, for the period from July 10, 1996 through December 31, 1996.

      GSMC Facility

      Pursuant to a Loan Agreement dated December 18, 1994, between the Predecessor and GSMC (as Agent and as Lender), the Predecessor issued Floating Rate Notes totaling $150 million. The Predecessor made mandatory principal payments on the Floating Rate Notes of approximately $33.7 million, which reduced the principal balance to approximately $116.3 million prior to the Effective Date. On July 17, 1996, a total of approximately $106.3 million of the outstanding principal plus accrued interest was prepaid by the Company, including a prepayment penalty of approximately $1.6 million.

      Pursuant to the Amended and Restated Loan Agreement (the "GSMC Facility") dated July 17, 1996, the Company was named as successor in interest to the Predecessor. The GSMC Facility, among other things, was amended to change the maturity date of the Floating Rate Notes to February 28, 1997 (see
      Note 14) and provides for an Additional Advance, as defined, up to a maximum outstanding balance of $60 million. As of December 31, 1996, no amounts have been drawn on the Additional Advance and the balance remains at $10 million.

      The Floating Rate Notes bear interest based on 90-day LIBOR plus 4% which is reset two business days prior to each interest payment date. At December 31, 1996 and 1995, the interest rate in effect was 9.28% and 9.88%, respectively. The weighted average interest rate was 9.48% for the period from July 10, 1996 through December 31, 1996, for the Company, and 9.50%, 10.17% and 10.38% for the period from January 1, 1996 through July 9, 1996 and for the years ended December 31, 1995 and 1994, respectively, for the Predecessor. Interest is payable quarterly on March 1, June 1, September 1, and December 1 of each year. Interest expense for the Company on the Floating Rate Notes was approximately $622,000 for the period from July 10, 1996 through December 31, 1996. As of July 17, 1996, the GSMC Facility is secured by a guarantee from the Investor Group.

      The Merger Agreement provided that GSMC would make a line of credit (the "GSMC Loan") available to the Predecessor during the period between November 7, 1995 and the earlier of (1) the consummation of the Merger as contemplated by the Merger Agreement or (2) any termination of the Merger Agreement. The GSMC Loan accrued interest at the rate of 10% per annum (compounded quarterly) and was prepayable at any time without penalty. The Predecessor borrowed a total of approximately $63.7 million under the GSMC Loan which was repaid, along with accrued interest, on July 17, 1996 by the Company. Interest expense incurred by the Company prior to the repayment was approximately $110,000.

      14% Debentures

      The 14% Debentures were issued pursuant to a Debenture Purchase Agreement dated as of December 18, 1994 between the Predecessor and Whitehall and amended effective July 10, 1996 to, among other things, name the Company as the successor in interest to the Predecessor. The unsecured 14% Debentures mature on December 31, 2007 and bear interest at a rate of 14% per annum, payable semi-annually on June 2 and December 2.

      The Company's interest expense for the 14% Debentures includes the amortization of a premium adjustment to reflect the carrying amount of the 14% Debentures at their estimated fair value as of the Effective Date. The premium on the 14% Debentures is being amortized on the effective interest method until maturity. Interest expense, net of premium amortization of $641,000, on the 14% Debentures was approximately $4.5 million for the period from July 10, 1996 through December 31, 1996.

      The Predecessor's interest expense on the 14% Debentures includes the straight line amortization of the original issue discount related to the Warrants and SARs (see below) through the maturity date, December 31, 2007.

      Under the terms of the 14% Debentures, to the extent that Net Cash Flow, as defined, is insufficient to pay interest on an interest payment date (each June and December 2), the Company will not be obligated to pay interest on the 14% Debentures on such date and such interest will accrue. If an Event of Default, as defined, were to occur and be continuing, the 14% Debentures would bear interest at 18% per annum. Upon the occurrence of an Event of Default, the holders of the 14% Debentures may declare the unpaid principal thereof and accrued interest thereon due and payable. The 14% Debentures are redeemable in whole or in part at any time after December 30, 2000 provided the Floating Rate Notes have been paid in full. The Debenture Purchase Agreement provides for decreasing penalties for early redemption of the 14% Debentures before December 31, 2003.

      In connection with the issuance of the 14% Debentures in December 1994, the Predecessor issued to Whitehall 4,155,927 Warrants, to acquire shares of newly issued Common Stock of the Predecessor and 5,349,541 Stock Appreciation Rights ("SARs"),which were exchangeable for 14% Debentures or, under certain circumstances, for Warrants on a one-for-one basis. The Predecessor was required to make adjustments to earnings for the difference between the aggregate principal amount of 14% Debentures issuable upon exchange of the SARs (SARs liability) and the value at which the SARs liability was carried. The non cash charge to earnings was approximately $2.0 million and $10.8 million for the period from January 1, 1996 through July 9, 1996 and for the year ended December 31, 1995, respectively. In connection with the Merger (see Note 1), all outstanding Warrants and SARs were contributed by Whitehall through Holdings to the Predecessor at a value of $4.00 per Warrant and SAR and were then canceled.

      Interest rate swap agreements

      In connection with its short term floating rate debt, the Predecessor entered into interest rate swap agreements with financial institutions that were intended to fix a portion of the Predecessor's interest rate risk on floating rate debt. The Predecessor paid a fixed rate of interest semi-annually and received a variable rate of interest semi-annually based on 180-day LIBOR. In connection with the issuance of the Floating Rate Notes and 14% Debentures in December 1994, the Predecessor retired all but three of its interest rate swap agreements. As a result, the Predecessor recorded, as a cost of swap terminations, $9.9 million for the year ended December 31, 1994. The remaining three contracts have an aggregate notional amount of $105 million and each expires during 1998.

      The amount to be paid or received from interest rate swap agreements is accrued as floating interest rates are reset semi-annually.

      On the Effective Date, the Company assumed the three remaining interest rate swap agreements and adjusted the carrying value of the swap liabilities to reflect their estimated fair value of approximately $5.3 million. For each swap, the Company and the Predecessor paid a weighted average fixed rate of interest semi-annually at 9.64% for the years ended December 31, 1996 and 1995, respectively. The Company received a weighted average variable rate as of December 31, 1996 of 5.71%. The Predecessor received a weighted average variable rate as of December 31, 1995 of 5.89%. As of December 31, 1996 and 1995, the weighted average interest rate of swaps outstanding for the Company and the Predecessor were 3.93% and 3.75%, respectively.

      The aggregate net interest expense relating to the swap agreements for the period from July 10, 1996 through December 31, 1996 for the Company and the period from January 1, 1996 through July 9, 1996 and the years ended December 31, 1995 and 1994 for the Predecessor were approximately $1.9 million, $ 2.1 million, $3.6 million and $5.5 million, respectively.

      The interest rate swaps were used by the Predecessor for hedging purposes, therefore the fair value of these swaps are not reflected in the Predecessor's balance sheet and the incremental revenue or expense is recognized in the Predecessor's statements of operations.

      The interest rate swaps are reported in the Company's financial statements on a mark to market basis. As of December 31, 1996, the carrying amount of all interest rate swap agreements was reported as a liability by the Company of approximately $5.2 million, based on information supplied by the swap counterparties to the swap contracts. The Company recorded an adjustment of approximately $142,000 to properly mark to market the swaps as of December 31, 1996 and reflected the adjustment as reduction of interest expense in the Company's statement of operations.

7.    CONTRIBUTIONS, DISTRIBUTION AND NET LOSS PER SHARE

      Pursuant to the Stock Subscription and Stockholders Agreement dated July 9, 1996 that organized Holdings and the Limited Liability Company Agreement dated July 9, 1996 that organized LLC (hereinafter Holdings, and LLC will be collectively referred to as the "Owners"), the Owners are required to provide additional contributions up to the Maximum Additional Mandatory Contribution, as defined, totaling $60 million. The Maximum Additional Mandatory Contribution shall be used to repay amounts outstanding under the GSMC Facility and to fund unforeseen capital expenditures and similar contingencies reasonably necessary to protect and maintain the value of the Property. No additional contributions were made to the Company by the Owners since their initial capital contributions on July 10, 1996.

      The Indenture governing the Convertible Debentures limits cash distributions to the Owners of the Company to the amount of cumulative Distributable Cash. The Indenture defines Distributable Cash as cash receipts from operations less operating expenses and interest. The amount of Distributable Cash, net of dividends paid, at December 31, 1996 was approximately $63 million. This amount includes cash flows from operating activities and certain investing activities, net of dividends paid, from the Predecessor's inception through July 9, 1996 of approximately $70 million and cash flows used in operating activities of the Company for the period ending December 31, 1996 of approximately $7 million. As interest income was not received by the Predecessor during the period when the Previous Owners were under Chapter 11 protection, net cash flows from operations of the Property, which accrued to the benefit of the Company during this period, are also included.

      Net loss per share for the Predecessor is based upon 38,260,704 average shares of Common Stock outstanding during the period from January 1, 1996 through July 9, 1996, and for the years ended December 31, 1995 and

      1994. For each of these periods, fully diluted net loss per share is not presented since the effect of the assumed conversion of the Convertible Debentures, Warrants and SARs would be anti-dilutive.

8.    INCOME TAXES

      The Company, formed as a Delaware business trust, is taxable as a partnership for Federal, state and local income tax reporting purposes. No provision for income taxes is made in the accompanying financial statements for the Company since such taxes are liabilities of the Owners and depend on their respective tax positions. Further, the owners' equity accounts reflected in the Company's accompanying financial statements differ from the amounts reported on the Company's Federal income tax return due to differences in accounting policies adopted for financial and tax reporting purposes.

      No provisions for current or deferred income taxes have been made by the Predecessor on the basis that it has qualified under the Code as a REIT and has distributed at least 95% of its annual net income as computed for tax purposes to stockholders. To the extent that such distributions exceed such income, the excess will be treated as a return of capital. Net capital gains generated by the Predecessor are proportionately distributed to the stockholders as net capital gains dividends. During the period January 1, 1996 through July 9, 1996, the Predecessor had no taxable income and did not make any distributions to stockholders. During the years ended December 31, 1995 and 1994, the Predecessor made per share distributions to stockholders of $0.15 and $0.65, respectively, of which approximately $0.15 and $0.26, respectively, represented returns of capital, and $0 and $0.369, respectively, represented ordinary income, and $0 and $0.021, respectively, represented a net capital gain dividend. Through December 31, 1995, the cumulative return of capital paid was $5.25 per share. During 1995, due to the uncertainties created by the Previous Owners' Chapter 11 Plan, the Predecessor paid only one dividend in April. Under the terms of the Merger Agreement, the Predecessor was prohibited from paying additional dividends unless required to do so to maintain REIT status. During 1994, dividends were paid in April, July, October and December.

      As of December 31, 1995, the aggregate tax basis of the Predecessor's net assets exceeded the amounts reported on the financial statements by approximately $113 million. This difference relates primarily to amounts that will be recognized for tax purposes when paid or realized. For the year ended December 31, 1994, no significant difference existed between the aggregate tax basis of the Predecessor's net assets and the amounts reported on the financial statements.

9.    GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES

      General and administrative expenses includes compensation and benefits for the Predecessor's employees, rent and related facility costs, director's and officers' liability insurance premiums, registrar and transfer agent fees, debenture trustee fees, legal, audit and financial advisory fees and stockholder reporting costs. The increase in general and administrative expenses for 1994 to 1995 is principally due to increased legal fees, investor relations related expenses and financial advisory fees principally due to actions taken as a result of the Previous Owners' Chapter 11 Plan.

      During the year ended December 31,1995, the Predecessor incurred approximately $99.2 million of expenses related to the effects of the execution and delivery of the Merger Agreement including the writedown of the Mortgage Loan (as discussed in Note 4) and certain transaction costs and expenses aggregating approximately $25.2 million. These transaction costs and expenses included the accrual for the break up fee related to the termination of the Combination Agreement entered into by the Predecessor, EOH and ZHL (see Note 10).

      For the period from January 1, 1996 through July 9, 1996, these costs were adjusted by the Predecessor by $8.2 million to more accurately reflect the amounts actually paid upon consummation of the Merger and amounts remaining unpaid. As a result, a credit of $8.2 million is reflected on the accompanying statement of operations of the Predecessor for the period from January 1, 1996 through July 9, 1996.

10.   LEGAL MATTERS

      On January 23, 1995, Bear, Stearns & Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation commenced an action against the Predecessor in the Supreme Court of New York, County of New York. The plaintiffs alleged that the Predecessor breached a contract relating to the plaintiffs' provision of investment banking services to the Predecessor in connection with a proposed 1994 transaction. The plaintiffs sought $5.1 million, plus costs, attorneys' fees and interest. On October 19, 1995, the Predecessor filed an answer to the complaint which denied the plaintiffs' allegations and asserted numerous affirmative defenses. On June 11, 1996, the plaintiffs moved for partial summary judgment on their claim for $950,000 in advisory fees and reimbursement of expenses incurred in connection with the underlying proposed transaction. On December 19, 1996, the court granted the plaintiffs' motion, and on February 5, 1997, the court entered judgment on that claim in the total amount, including pre-judgment interest, of approximately $1.1 million. The Company satisfied that judgment prior to trial. The trial regarding the plaintiffs' claims for its "success fees" and indemnification of legal fees and expenses was scheduled to commence on February 24, 1997.

      On May 24, 1995, Jerry Krim commenced an action encaptioned Krim v. Rockefeller Center Properties, Inc. and Peter D. Linneman. On June 7, 1995, Kathy Knight and Moishe Malamud commenced an action encaptioned Knight, et al. v. Rockefeller Center Properties, Inc. and Peter D. Linneman. Both actions were filed in the United States District Court for the Southern District of New York and purport to be brought on behalf of a class of plaintiffs comprised of all persons who purchased the Predecessor's Common Stock between March 20, 1995 and May 10, 1995. The complaints allege that the Predecessor and Dr. Linneman violated the federal securities laws by their purported failure to disclose, prior to May 11, 1995, that the Previous Owner would file for bankruptcy protection. The cases have been consolidated. On July 28, 1995, the Predecessor and Dr. Linneman filed answers to the complaints denying plaintiffs' substantive allegations and asserting numerous affirmative defenses. On September 22, 1995, plaintiffs served an Amended Class Action Complaint adding the Predecessor's remaining directors and its president as defendants. In addition to the foregoing claims, the Amended Complaint also asserts a cause of action for breach by the Predecessor's directors and its president of their fiduciary duties by approving the Agreement and Plan of Combination dated as of September 11, 1995, between the Predecessor and Equity Office Holdings, L.L.C. ("EOH") (the "Combination Agreement"). The plaintiffs are seeking damages in such amount as may be proved at trial. Plaintiffs are also seeking injunctive relief, plus costs, attorneys' fees and interest. The Company intends to vigorously contest these actions.

      On July 6, 1995, Charal Investment Company, Inc. commenced a derivative action against certain of the Predecessor's present and former directors in the Court of Chancery of the State of Delaware in and for New Castle County ("Delaware Court of Chancery"). The Predecessor was named as a nominal defendant. The plaintiff alleged that the directors breached their fiduciary duties by: (1) using commercial paper proceeds to repurchase Convertible Debentures in 1987-1992; (2) entering into interest rate swaps; and (3) making capital distributions to stockholders during the years 1990 through 1994. The plaintiff filed several amendments to its complaint and on February 29, 1996, Charal Investment Company, Inc. filed new actions in the Delaware court of Chancery purporting to assert both derivative and class counts. On June 5, 1996, Charal filed an amended and supplemental complaint which repeated the allegations contained in the February 29, 1996 complaint and added a new class claim against the individual defendants alleging that they had breached their fiduciary duties by not including certain information in the proxy statement disseminated in connection with the Merger. On October 18, 1996, the defendants, including the Company, moved to dismiss the amended and supplemental complaint. On December 30, 1996, the plaintiff voluntarily dismissed the claim without prejudice.

      On November 15, 1996, Charal Investment Co., Inc. and C.W. Sommer & Co. filed a purported class action complaint in the United States District Court for the District of Delaware against certain former directors and officers of the Predecessor and against certain of the Company's indirect shareholders. The action is entitled Charal Investment Co. v. Rockefeller et. al., Civil Action No. 96-543 ("Charal II"). Plaintiffs alleged that the defendants violated Section 10(b) of the Securities and Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder, and Section 14 of the Act and Rule 14a-9 promulgated thereunder by allegedly failing to provide adequate disclosure of the alleged possibility of a sale or lease financing of a portion of the Property to NBC and its parent corporation, GE prior to the shareholder vote on the Merger. The complaint sought unspecified damages, recision of the Merger and/or disgorgement. The Company may have indemnity obligations with respect to one or more of the defendants. On December 11, 1996 and December 18, 1996, identical complaints were filed in the federal court in Delaware by additional plaintiffs. On January 13, 1997, all these actions were consolidated under the caption In re Rockefeller Center Properties, Inc. Securities Litigation, Cons. C.A. No 96-543 (RRM). On January 31, 1997, all defendants moved to dismiss the complaint for failure to state a claim. That motion is pending.

      On January 21, 1997, an action entitled Flashman v. Goldman, Sachs & Co., 97 Civ. 0403 (MGC) (S.D.N.Y.), was filed in New York Federal court containing allegations substantially similar to those in the original complaint in Charal II. The Company has been advised that plaintiff intends to dismiss the New York action voluntarily and to join as plaintiff in the consolidated Delaware federal action described above.

      On July 31, 1995, L.L. Capital Partners, L.P. commenced an action against the Predecessor in the United States District Court in the Southern District of New York. The plaintiff alleged that, the Predecessor's prospectus dated November 3, 1993, failed to disclose its purported belief that the Rockefeller Interests and Mitsubishi Estate would cease to fund the Previous Owner's cash flow shortfalls. On January 3, 1997, the parties entered into a settlement agreement and executed and filed stipulations of dismissals and releases dismissing all claims, counterclaims and third party claims with prejudice. In connection with the dismissal, the Company paid L.L. Capital Partners, L.P. the sum of $50,000.

      On September 13 and 14, 1995, five class action complaints, captioned Faegheh Moezinia v. Peter D. Linneman, Benjamin D. Holloway, Peter G. Peterson, William F. Murdoch, Jr. and Rockefeller Center Properties, Inc.; Martin Zacharias v. B.D. Holloway, P.G. Peterson, W.F. Murdoch, P.D. Linneman Rockefeller Center Properties, Inc.; James Cosentino v. Peter D. Linneman, Benjamin D. Holloway, Peter G. Peterson, William F. Murdoch, Jr. and Rockefeller Center Properties, Inc.; Mary Millstein v. Peter D. Linneman, Peter G. Peterson, Benjamin D. Holloway, William F. Murdoch, Jr. and Rockefeller Center Properties, Inc.; and Robert Markewich v. Peter D. Linneman and Daniel M. Neidich, et al. were filed in the Delaware Court of Chancery. On October 11, 1995, an additional complaint captioned Hunter Hogan v. Rockefeller Center Properties, Inc., et al. was filed in the Delaware Court of Chancery. Each of the complaints purports to be brought on behalf of a class of plaintiffs comprised of stockholders of the Predecessor who have been or will be adversely affected by the Combination Agreement. All of the plaintiffs allege that the Predecessor's Directors breached their fiduciary duties by approving the Combination Agreement. The plaintiffs seek damages in such amount as may be proved at trial. Plaintiffs also seek injunctive relief, plus costs and attorneys fees. On November 8, 1995, the Delaware Court of Chancery entered an order consolidating these actions under the caption In re Rockefeller Center Properties, Inc. Shareholders Litigation, Consol. C.A. No. 14612. The Company intends to contest any such application vigorously.

      On July 31, 1996, a Petition for Appraisal, captioned Solomon v. Rockefeller Center Properties, Inc., C.A. No. 15155, was filed in the Delaware Court of Chancery. The petitioners allege that the consideration paid to RCPI's stockholders in conjunction with the Merger was inadequate and they request that the Court determine the fair value of their stock at the time of the Merger. Predecessor filed its Response to the

      Petition for Appraisal on October 7, 1996, in which it asserts that the fair value of Predecessor common stock at the time of the Merger was not more than $8.00 per share and asks the Court to so determine.

      On November 6, 1996, the parties filed stipulations of dismissal with prejudice in Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III ("ZML") v. Rockefeller Center Properties, Inc., 96 Civ. 1445, in the United States District Court for the Southern District of New York, and Rockefeller Center Properties, Inc. v. Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III and Equity Office Holdings, L.L.C. ("EOH"), Index No. 106176/96, in the Supreme Court for the State of New York, New York County, dismissing all claims, counterclaims and third-party claims with prejudice. In connection with the dismissal of the two actions, the Company paid in the aggregate $10.3 million to EOH and ZML.

      Although the outcome of claims, litigation and disputes cannot be predicted with certainty, in the opinion of management based on facts known at this time, the resolution of such matters are not anticipated to have a material adverse effect on the financial position or results of operations of the Company. As these matters continue to proceed through the process to ultimate resolution, it is reasonably possible that the Company's estimation of the effect of such matters could change within the next year.

11.   RELATED PARTY TRANSACTIONS

      On July 10, 1996, the Company entered into a management agreement (the "Management Agreement"), with an affiliate of Rockprop, L.L.C., (the "Agent") which expires on July 17, 1999. The Management Agreement will automatically renew for additional one year terms unless either party gives notice of election not to renew. The Agent earns a management fee based on 1.5% of Gross Revenues, as defined. For the period ending December 31, 1996, the Agent earned approximately $1.3 million. Of total management fees earned by the Agent, the Company and NBC incurred approximately $909,000 and $432,000, respectively.

      In addition, the Company pays the Agent an accounting fee pursuant to the Management Agreement. The payment is equal to $1,134,000 for the first year to be increased each year by an additional 4% of the sum of $254,000 plus the aggregate amount of the prior year increases. For the period ending December 31, 1996, the total accounting fee was approximately $515,000.

      The Agent also earns commissions for leasing services provided to the Company. For the period ending December 31, 1996, total leasing commissions paid to the Agent were approximately $85,000. As of December 31, 1996, the Company owes approximately $443,000 to the Agent for leasing commissions.

      The Agent also earns fees for cleaning and development fees. For the period ending December 31, 1996, the Agent earned approximately $291,000 in cleaning fees. Of total cleaning fees earned by the Agent, NBC incurred approximately $16,000 related to these fees. For the period ending December 31, 1996, the Company incurred all development fees of approximately $36,000.

      Prior to the commencement of the Management Agreement, the Agent provided consulting and other services related to the transaction in the amount of approximately $2.4 million. GSMC also provided consulting and other services related to the transaction in the amount of approximately $574,000. These costs were capitalized to the Property as transaction costs.

12.   INTERIM FINANCIAL INFORMATION (Unaudited)

      ($ in thousands, except per share data)

      RCPI TRUST
        1996                                      1Q            2Q           3Q            4Q
      ---------------------------------------------------------------------------------------------
      Revenues                                    N/A           N/A        $38,490       $49,998
      Net loss                                    N/A           N/A       ($11,446)        ($ 196)
      Net loss per share                          N/A           N/A          N/A            N/A
      ---------------------------------------------------------------------------------------------

      Rockefeller Center Properties, Inc.

        1996                                      1Q            2Q           3Q            4Q
      ---------------------------------------------------------------------------------------------
      Revenues                                   $14           $22              $2          N/A
      Net loss                              ($28,588)     ($18,000)       ($11,784)         N/A
      Net loss per share                      ($0.75)       ($0.47)         ($0.31)         N/A
      ---------------------------------------------------------------------------------------------

        1995                                      1Q            2Q           3Q            4Q
      ---------------------------------------------------------------------------------------------
      Revenues                               $20,446          $339            $556           $129
      Net loss                               ($7,478)     ($17,818)      ($141,078)      ($28,755)
      Net loss per share                      ($0.20)       ($0.46)         ($3.69)        ($0.75)
      ---------------------------------------------------------------------------------------------

        1994                                      1Q            2Q           3Q            4Q
      ---------------------------------------------------------------------------------------------
      Revenues                               $27,270       $27,262         $27,417        $27,336
      Net income (loss)                       $6,667        $6,551          $3,321        ($1,396)
      Net income (loss) per share              $0.17         $0.17           $0.09         ($0.03)

13.  PRO FORMA FINANCIAL INFORMATION

To provide a more meaningful comparison of results of operations, pro forma statements of operations have been presented for the years ended December 31, 1996 and 1995 as if the acquisition of the Property by the Company had occurred on January 1, 1995. The pro forma statements of operations are based upon the Company's statement of operations for the period from July 18, 1996 through December 31, 1996 and the Previous Owners' statements of operations for the period from January 1, 1996 through July 17, 1996 and for the year ended December 31, 1995.

The pro forma statements of operations for the years ended December 31, 1996 and 1995 have been adjusted to show the effect of (i) gross revenues and operating expenses had the NBC Sale occurred on January 1, 1995; (ii) interest expense had the GSMC Loan and Current Coupons been repaid in full, and had $106.3 million of principal on the Floating Rate Notes been paid on January 1, 1995; (iii) depreciation and amortization expense had the Property been purchased and the NBC Sale had occurred on January 1, 1995, and (iv) general and administrative expenses had certain bankruptcy related costs not been incurred by the Previous Owners and costs related to the NBC Sale had been incurred during 1995.

The pro forma results are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred, nor are they indicative of future results of operations.

                                                           Year Ended
                                                           December 31,
                                                    1996                1995
                                                  ---------           ---------
Gross Revenues:                                   $ 179,136           $ 175,495
Less:
Operating expenses                                 (131,803)           (124,451)
Interest expense                                    (55,606)            (51,166)
                                                  ---------           ---------

Net Loss                                          ($  8,273)          ($    122)
                                                  =========           =========

      December 31, 1995 was adjusted to give effect to interest expense had the Previous Owners not defaulted on the Mortgage Loan in May 1995.

      The pro forma results are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred, nor are they indicative of future results of operations.

                                            Year Ended
                                           December 31,
                                           ------------

                                         1996            1995
                                      ----------      -------

      Gross Revenues:                  $180,636        $202,451
      Less:
      Operating expenses               (130,131)       (142,299)
      Interest expense                  (52,047)       (110,630)
                                      ----------       ---------

      Net Loss                        ($  1,542)      ($ 50,478)
                                      ==========      ==========

14.   SUBSEQUENT EVENTS

      As discussed in Note 10, Bear, Stearns & Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation commenced an action against the Predecessor in the Supreme Court of New York. The trial regarding the plaintiffs' claims for its "success fees' and indemnification of legal fees and expenses commenced on February 24, 1997. On March 3, 1997, during the course of the trial, the parties agreed to a settlement. Pursuant to the settlement agreement, the Company paid the plaintiffs $2 million, and the plaintiffs dismissed the lawsuit with prejudice. The plaintiffs and the Company executed mutual releases of all claims arising out of the engagement of plaintiffs in connection with the proposed 1994 transaction.

      On March 31, 1997, the GSMC Facility was amended to extend the maturity date of the Floating Rate Notes to April 30, 1997.

                                   RCPI TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                             (Dollars in thousands)

                    Column A                        Column B           Column C                      Column D
                    --------                        --------           --------                      --------
                                                                                                  Cost Capitalized
                                                                      Initial Cost            Subsequent to Acquisition(1)
                                                                 ------------------------  -----------------------------
                                                                             Building and                  Building and
                  Description                     Encumbrances     Land      Improvements     Land         Improvements
                  -----------                     ------------     ----      ------------     ----         ------------
GE Building                                            (a)         46,715       165,626         -                 1,515
International Building                                 (a)         29,984       106,308         -                 4,548
One Rockefeller Plaza                                  (a)         12,890        45,701         -                 2,479
600 Fifth Avenue                                       (a)              -        33,442         -                    39
Ten Rockefeller Plaza                                  (a)         14,835        52,598         -                    83
Simon & Schuster                                       (a)         10,535        37,351         -                 1,667
Associated Press                                       (a)         10,625        37,669         -                 5,866
1270 Ave. of the Americas/Radio City Music Hall        (a)         16,636        58,981         -                   790
La Maison Francaise                                    (a)          6,449        22,864         -                   120
British Empire Building                                (a)          6,909        24,496         -                    26
Additional Property                                    (a)          2,571         9,116
                                                                 ---------  ------------  ---------------  -------------
                                                                  158,149       594,152                0         17,133
                                                                 =========  ============  ===============  =============

                    Column A                                       Column E                           Column F
                    --------                                       --------                           --------
                                                             Gross Amount at Which
                                                            Carried at Close of Period
                                                 -----------------------------------------------
                                                                     Building and                  Accumulated
                  Description                           Land         Improvements       Total      Depreciation
                  -----------                           ----         ------------       -----      ------------

GE Building                                               46,715          167,141      213,856            1,738
International Building                                    29,984          110,856      140,840            1,161
One Rockefeller Plaza                                     12,890           48,180       61,070              483
600 Fifth Avenue                                               0           33,481       33,481              349
Ten Rockefeller Plaza                                     14,835           52,681       67,516              550
Simon & Schuster                                          10,535           39,018       49,553              421
Associated Press                                          10,625           43,535       54,160              530
1270 Ave. of the Americas/Radio City Music Hall           16,636           59,771       76,407              300
La Maison Francaise                                        6,449           22,984       29,433              240
British Empire Building                                    6,909           24,522       31,431              572
Additional Property                                        2,571            9,116       11,687               95
                                                 ---------------- ---------------- ------------ ----------------
                                                         158,149          611,285      769,434            6,439
                                                 ================ ================ ============ ================

                    Column A                           Column G        Column H        Column I
                    --------                           --------        --------        --------


                                                                                   Life on which
                                                      Date of           Date        Depreciation
                  Description                       Construction      Acquired     is calculated (b)
                  -----------                       ------------      --------     -----------------
GE Building                                           1933            1996          40 years
International Building                                1935            1996          40 years
One Rockefeller Plaza                                 1937            1996          40 years
600 Fifth Avenue                                      1952            1996          40 years
Ten Rockefeller Plaza                                 1939            1996          40 years
Simon & Schuster                                      1940            1996          40 years
Associated Press                                      1938            1996          40 years
1270 Ave. of the Americas/Radio City Music Hall       1932            1996          40 years
La Maison Francaise                                   1933            1996          40 years
British Empire Building                               1933            1996          40 years
Additional Property                                                   1996          40 years

(1) Tenant improvements of $14,405,000 are included and are being depreciated over the life of the respective lease.

                                   RCPI TRUST
       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
                                DECEMBER 31, 1996
                                 (In thousands)

The changes in real estate for the year ended December 31, 1996 are as follows:

                                                    July 17, 1996
                                                          to
                                                  December 31, 1996
                                                  -----------------
Real estate balance at beginning
  of period                                                $594,152

Improvements                                                 17,133

                                                 ------------------
Balance at close of period                                 $611,285
                                                 ==================

The changes in accumulated depreciation, exclusive of amounts relating to equipment and furniture and fixtures for the year ended December 31, 1996 are as follows:

                                                   July 17, 1996
                                                         to
                                                 December 31, 1996
                                                 ------------------
Balance at beginning of period                                    -
Depreciation for period                                       6,439
                                                 ------------------
Balance at end of period                                      6,439
                                                 ==================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Due to a change in ownership of the Property pursuant to the Merger, Arthur Andersen LLP was appointed to replace Ernst & Young LLP as the principal accountants. The Board of Trustees of the Company recommended the decision to change accountants.

         Ernst & Young LLP's report on the financial statements at December 31, 1995 and for the two years ended December 31, 1995 did not contain an adverse opinion or a disclaimer of opinion. However, their report included an explanatory paragraph which discusses uncertainties which raised substantial doubt about the Company's ability to continue as a going concern. The report also stated that the financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         There were no disagreements during the last two fiscal years preceding such change in ownership with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the subject matter of such disagreement in connection with its report.

         On November 14, 1996, the Company engaged Arthur Andersen LLP as its principal accountants.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

        The following information is furnished with respect to the trustees and executive officers of the Company.(1)

                                                                                Company Position
                                   Occupation and Business Experience           Held Continuously          Term
      Name               Age           During the Last Five Years(2)                   Since             Expires(3)
      ----               ---       ----------------------------------           -----------------        ----------
David Rockefeller        81        Chairman of the Board of Trustees;                July, 1996          Indefinite
                                   Chairman of the Board of Rockefeller
                                   Group, Inc. since prior to 1992; retired
                                   since October, 1995.

Henry M. Paulson         51        Vice Chairman of the Board of Trustees;           July, 1996          Indefinite
                                   Partner of Goldman, Sachs & Co. since
                                   prior to 1992; Managing Director of
                                   Goldman, Sachs & Co. since November, 1996.

Ralph F. Rosenberg       32        Trustee, Vice President, Treasurer and            July, 1996          Indefinite
                                   Assistant Secretary; Vice President of
                                   Goldman, Sachs & Co. since 1994 and
                                   an associate of Goldman, Sachs & Co.
                                   since 1990.  Also a director of Metropolis
                                   Realty Trust, Inc.

Mark Tercek              40        Trustee; Vice President of Goldman, Sachs         July, 1996          Indefinite
                                   & Co. since prior to 1992; Managing Director
                                   of Goldman, Sachs & Co. since November, 1996.

Daniel M. Neidich        47        Trustee; Partner of Goldman, Sachs & Co.          July, 1996          Indefinite
                                   since prior to 1992; Managing Director of
                                   Goldman, Sachs & Co. since November, 1996.

Barry S. Volpert         37        Trustee; Vice President of Goldman, Sachs         July, 1996          Indefinite
                                   since prior to 1992; Partner of Goldman,
                                   Sachs & Co. since November, 1994; Managing
                                   Director of Goldman, Sachs & Co. since
                                   November, 1996. Also a director of Insilco
                                   Corporation.

G. Andrea Botta          43        Trustee; President from 1993 to present and       July, 1996          Indefinite
                                   Vice President from 1981-1993 of EXOR
                                   America Inc. Also a director of Lear Corpor-
                                   ation, Constitution Re Corporation and
                                   Riverwood International Corporation.


Andreas C. Dracopoulos   33        Trustee; financial consultant to Transoceanic     July, 1996          Indefinite
                                   Marine, Inc. since prior to 1992.

Richard E. Salomon       54        Trustee; President and Managing Director          July, 1996          Indefinite
                                   of Spears, Benzak, Salomon & Farrell (an
                                   investment advisor).  Also

--------
(1) Wilmington Trust Company also serves as a trustee of the Company pursuant to the requirement of Title 12, Section 3807 of the Delaware Code but has no vote and does not have any management responsibilities with respect to the Company.

(2) The names of companies subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, on which any of the trustees serves as a director are also listed.

(3) The Company's existence will terminate, if not earlier terminated, in 2046.


                                   a director of Cousins Properties, Inc.


Jerry I. Speyer          56        President and Chief Executive                     July, 1996          Indefinite
                                   Officer; President and Chief Executive
                                   Officer of Tishman Speyer Properties,
                                   L.P. since prior to 1992.

David Augarten           41        Vice President, Treasurer and Assistant           July, 1996          Indefinite
                                   Secretary; Chief Financial Officer of
                                   Tishman Speyer Properties, L.P. since
                                   prior to 1992.

Geoffrey P. Wharton      54        Vice President, Assistant Treasurer and           July, 1996          Indefinite
                                   Assistant Secretary; Managing Director
                                   of Tishman Speyer Properties, L.P.
                                   since prior to 1992.

         The Predecessor's Proxy Statement for its 1996 Special Meeting of Stockholders, dated February 14, 1996 is incorporated by reference as a supplemental response to the information required by this item.

Item 11. Executive Compensation.

         None(1)

         The Predecessor's Proxy Statement for its 1996 Special Meeting of Stockholders, dated February 14, 1996 is incorporated by reference as a supplemental response to the information required by this item.

         ----------------
         (1) Wilmington Trust Company receives as annual administration fee of $2,500 and certain other immaterial transaction based fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Security Ownership of Certain Beneficial Owners

         The following table sets forth certain information as of March 31, 1997 concerning the beneficial ownership of the outstanding Trust Ownership Interests by each person known by the Company to own more than 5% of the outstanding Trust Ownership Interests on March 31, 1997.

         Name and Address                         Amount and Nature of        Percent of Trust
         of Beneficial Owner                       Beneficial Amount(1)       Ownership Outstanding
         -------------------                      ---------------------       ---------------------

         Rockefeller Center Properties, Inc.                1(2)                     50%
         c/o Tishman Speyer Properties, L.P.
         45 Rockefeller Plaza
         New York, NY 10111

         RCPI Investors LLC                                 1(2)                     50%
         c/o Tishman Speyer Properties, L.P.
         45 Rockefeller Plaza
         New York, NY 10111

         -------------------------

(1) This table lists beneficial ownership in accordance with the definitions contained in Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. All shares and other equity interests listed are subject to the sole investment and voting power of the named beneficial owner.

(2) Each of Rockefeller Center Properties, Inc. and RCPI Investors LLC has sole investment and voting power with respect to its interest in the Company.

          Security Ownership of Management

          Except as disclosed in the Predecessor's Proxy Statement for its 1996 Special Meeting of Stockholders, dated February 14, 1996 which is incorporated by reference as a supplemental response to the information required by this item as of March 26, 1997, no person who since July 10, 1996 served as a trustee or executive officer of RCPI Trust has beneficial ownership of any equity interest in the Company, the Predecessor, RCPI Investors LLC or other affiliates of the Company.

Item 13. Certain Relationships and Related Transactions.

         On July 10, 1996, the Company entered into a management agreement (the "Management Agreement"), with an affiliate of Rockprop, L.L.C., (the "Agent") which expires on July 17, 1999. The Management Agreement will automatically renew for additional one year terms unless either party gives notice of election not to renew. The Agent earns a management fee based on 1.5% of Gross Revenues, as defined. For the period ending December 31, 1996, the Agent earned approximately $1.3 million. Of total management fees earned by the Agent, the Company and NBC incurred approximately $909,000 and $432,000, respectively.

         In addition, the Company pays the Agent an accounting fee pursuant to the Management Agreement. The payment is equal to $1,134,000 for the first year to be increased each year by an additional 4% of the sum of $254,000 plus the aggregate amount of the prior year increases. For the period ending December 31, 1996, the total accounting fee was approximately $515,000.

         The Agent also is entitled to reimbursement for the following reasonable out-of-pocket expenses incurred by the Agent in connection with its performance of its responsibilities under the Management Agreement, including: (i) travel and entertainment expenses (including meals and lodging), (ii) costs of advertising and engaging in promotional activities (including the preparation of brochures and other marketing materials) and (iii) costs of insurance required to be maintained by the Agent pursuant to the Management Agreement. The Company also reimburses the Agent for compensation paid to employees of the Agent which are listed in the Operating Budget (as defined) as payable by the Company and placement fees and other out-of-pocket expenses incurred in connection with the hiring of employees whose compensation is payable by the Company pursuant to the Operating Budget. If with the Company's consent or at the Company's direction, the Agent hires any attorneys to negotiate and prepare leases of space at the Property or to perform other work in respect of the Property, the compensation of such attorneys will be paid or reimbursed by the Company.

         The Agent also earns commissions for leasing services provided to the Company. The Agent earns for each lease the sum of the following, as appropriate: 5% of the Fixed Rent (as defined) for the 1st year of any lease term, 4% for the 2nd year, 3 1/2% for the 3rd through 5th years, 2 1/2% for the 6th through 10th year, 2% for the 11th through 20th year, and 1% for the 21st year and each succeeding year thereafter. This fee is reduced by 50% for renewals. In addition, if the lease is secured by an outside broker, the Agent receives 50% of such broker's commission in lieu of the fee structure set forth above. For the period ending December 31, 1996, total leasing commissions paid to the Agent were approximately $85,000. As of December 31, 1996, the Company owes approximately $443,000 to the Agent for leasing commissions.

         The Agent also earns fees for cleaning and development fees. The Agent earns 5% of the amount of any wages and other compensation (including benefit obligations but excluding severance obligations) payable any year to employees to furnish cleaning services to the Property, and 4% of the Hard Construction Costs (as defined) of capital improvements (excluding tenant improvements) for the Agent's supervisory and coordinating services. For the period ending December 31, 1996, the Agent earned approximately $291,000 in cleaning fees. Of total cleaning fees earned by the Agent, NBC incurred approximately $16,000 related to these fees. For the period ending December 31, 1996, the Company incurred all development fees of approximately $36,000.

         The Agent will also earn an incentive fee under certain circumstances. If the Company disposes of its interest in all of the Property, the Company and the Agent will calculate (as provided in the Management Agreement) the internal rate of return received by RCPI and the LLC from the date the Company first acquired its interest in the Property to the date of such disposition. If such internal rate of return exceeds fifteen percent then the Company will pay to the Agent an amount equal to ten percent of all amounts received by RCPI and the LLC which result in the internal rate of return exceeding fifteen percent (the "Incentive Fee") unless the Management Agreement is terminated by the Company due to certain defaults by the Agent.

         The Agent is also indemnified by the Company for certain claims arising under the Management Agreement and the Agent's activities pursuant thereto.

         Prior to the commencement of the Management Agreement, the Agent provided consulting and other services related to the transaction in the amount of approximately $2.4 million. GSMC also provided consulting and other services related to the transaction in the amount of approximately $574,000. These costs were capitalized to the Property as transaction costs.

         GSMC was paid $4.4 million by the Company in connection with securing the proceeds of the NBC Sale as a partial repayment of the Mortgage Loan.

         The Predecessor's Proxy Statement for its 1996 Special Meeting of Stockholders, dated February 14, 1996 is incorporated by reference as a supplemental response to the information required by this item.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules And Reports on Form 8-K


     (a)  Documents filed as part of the report


          1. Financial Statements and Reports of Public Accountants                         Page No.
                                                                                            --------

          RCPI Trust (the "Company") and Rockefeller Center Properties, Inc.
          (the "Predecessor")

          (1)  Reports of Independent Public Accountants
               a. Arthur Andersen LLP.........................................................24
               b. Ernst & Young LLP...........................................................25

          (2)  RCPI Trust

               a. Balance Sheet as of December 31, 1996.......................................26

               b. Statement of Operations for the period from July 10, 1996 through
                     December 31, 1996........................................................27

               c. Statement of Changes in Owners' Equity for the period from July 10, 1996 through December 31, 1996................................................28

               d. Statement of Cash Flows for the period from July 10, 1996 through
                     December 31, 1996........................................................29

          (3)    Rockefeller Center Properties, Inc. (Predecessor)

               a. Balance Sheet as of December 31, 1995.......................................30

               b. Statements of Operations for the period from January 1, 1996 through
                  July 9, 1996 and for the years ended December 31, 1995 and 1994.............31

               c. Statements of Changes in Stockholders' Equity for period from
                  January 1, 1996 through July 9, 1996 and for the years ended
                  December 31, 1995 and 1994..................................................32

               d. Statements of Cash Flows for the period from January 1, 1996 through July 9, 1996 and for the years ended
                  December 31, 1995 and 1994..................................................33

          (4)  Notes to Financial Statements..................................................35



                                                                                            Page No.
                                                                                            --------
          2. Financial Statement Schedules

             Schedule III - Real Estate and Accumulated Depreciation
             at December 31, 1996.............................................................51

             All other schedules are either not required under the applicable accounting regulation of the Securities and Exchange Commission or under the related instructions and therefore have been omitted.

          3. Exhibits

             (3.1) Certificate of Trust of RCPI Trust, dated March 22, 1996 is incorporated by reference to Exhibit 3.1 to the Company's
                    Quarterly Report on Form 10-Q for the fiscal quarter ended
                    June 30, 1996.

             (4.1) Amended and Restated Debenture Purchase Agreement dated as of July 17, 1996 between the Company and WHRC Real Estate
                    Limited Partnership.

             (4.2) Indenture dated as of September 15, 1985 between the Predecessor and Manufacturers Hanover Trust Company, as
                    Trustee, including the forms of Current Coupon Convertible
                    Debenture, Zero Coupon Convertible Debenture and Floating
                    Rate Note, is incorporated by reference to Exhibit 4 to the Predecessor's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

             (4.3) First Supplemental Indenture dated as of December 15, 1985 between the Predecessor and the Trustee, is incorporated by reference to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1985.

             (4.4) Second Supplemental Indenture dated as of July 10, 1996 between the Company and the United States Trust Company of New York, as Trustee.

             (4.5) Instrument of Resignation, Appointment and Acceptance dated as of December 1, 1993 among the Registrant, Chemical Bank, successor by merger to Manufacturers Hanover Trust Company, and United States Trust Company of New York is incorporated by reference to Exhibit 4.21 to the Predecessor's Annual
                    Report on Form 10-K for the year ended December 31, 1993.

             (10.1) Amended and Restated Loan Agreement dated as of July 17,
                    1996 among the Company, the lenders parties thereto and GSMC, as agent.

             (10.2) Guarantee dated July 17, 1996 by Whitehall Street Real
                    Estate Limited Partnership V, Exor Group S.A., Tishman
                    Speyer Crown Equities, David Rockefeller, Troutlet
                    Investments Corporation, Gribble Investments (Tortola) BVI,
                    Inc. and Weevil Investments (Tortola) BVI, Inc., as guarantors in favor of GSMC, as agent and lender.

             (10.3) Agreement and Plan of Merger dated as of November 7, 1995 among the Predecessor, RCPI Holdings Inc., RCPI Merger Inc.,
                    Whitehall Street Real Estate Limited Partnership V,
                    Rockprop, L.L.C., David Rockefeller, Exor Group S.A. and
                    Troutlet Investments Corporation is incorporated by reference to Exhibit 10.28 to the Predecessor's Current
                    Report on Form 8-K dated November 13, 1995.



          3. Exhibits: (Cont'd)

             (10.4) Amendment No. 1 dated as of February 12, 1996 to the
                    Agreement and Plan of Merger dated as of November 7, 1995 among the Predecessor, RCPI Holdings Inc., RCPI Merger Inc.,
                    Whitehall Street Real Estate Limited Partnership V,
                    Rockprop, L.L.C., David Rockefeller, Exor Group S.A. and
                    Troutlet Investments Corporation is incorporated by reference to Exhibit 10.31 to the Predecessor's Current
                    Report on Form 8-K dated February 22, 1996.

             (10.5) Amendment No. 2 to the Agreement and Plan of Merger, dated as of April 25, 1996 is incorporated herein by reference to the Predecessor's Current Report on Form 8-K, filed on April
                    25, 1996.

             (10.6) Amendment No. 3 to the Agreement and Plan of Merger, dated as of May 29, 1996 is incorporated herein by reference to the Predecessor's Current Report on Form 8-K, filed on May
                    29, 1996.

             (10.7) Amendment No. 4 to the Agreement and Plan of Merger, dated as of June 30, 1996 is incorporated herein by reference to the Predecessor's Current Report on Form 8-K, filed on July
                    1, 1996.

             (16.1) Letter Re Change In Certifying Accountant.

             (27.1) Company's Financial Data Schedule.

     (b) Reports on Form 8-K.

          No Current Reports on Form 8-K have been filed during the last fiscal quarter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RCPI TRUST


                                       By:  /s/JERRY I. SPEYER
                                            ------------------
                                            JERRY I. SPEYER
                                            President

                                       Date: March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       By:  /s/DAVID ROCKEFELLER
                                            --------------------
                                            DAVID ROCKEFELLER
                                            Chairman of the Board of Trustees

                                       Date: March 31, 1997


                                       By:  /s/HENRY M. PAULSON
                                            -------------------
                                            HENRY M. PAULSON
                                            Vice Chairman of the Board of
                                            Trustees

                                       Date: March 31, 1997


                                       By:  /s/RALPH F. ROSENBERG
                                            ---------------------
                                            RALPH F. ROSENBERG
                                            Trustee and Vice President

                                       Date: March 31, 1997

                                       By:  /s/MARK TERCEK
                                            --------------
                                            MARK TERCEK
                                            Trustee

                                       Date: March 27, 1997


                                       By:  /s/DANIEL M. NEIDICH
                                            --------------------
                                            DANIEL M. NEIDICH
                                            Trustee

                                       Date: March 31, 1997


                                       By:  /s/BARRY S. VOLPERT
                                            BARRY S. VOLPERT
                                            Trustee

                                       Date: March 31, 1997


                                       By:  /s/G. ANDREA BOTTA
                                            ------------------
                                            ANDREA BOTTA
                                            Trustee

                                       Date: March 31, 1997


                                       By:  /s/ANDREAS C. DRACOPOULOS
                                            -------------------------
                                            ANDREAS C. DRACOPOULOS
                                            Trustee

                                       Date: March 31, 1997

                                       By:  /s/RICHARD E. SALOMON
                                            ---------------------
                                            RICHARD E. SALOMON
                                            Trustee

                                       Date: March 31, 1997


                                       By:  /s/JERRY I. SPEYER
                                            ------------------
                                            JERRY I. SPEYER
                                            President
                                            (Principal Executive Officer)

                                       Date: March 31, 1997


                                       By:  /s/DAVID AUGARTEN
                                            -----------------
                                            DAVID AUGARTEN
                                            Vice President
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                       Date: March 31, 1997

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No proxy material has been sent to more than ten (10) of the Company's security holders and no annual report has been sent to the Company's security holders.