Form 10-K405/A
period 1996-12-31
ROCKEFELLER CENTER PROPERTIES INC
filed 1997-04-29
CIK 773652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------

                                    FORM 10-K/A

                          Amendment No. 1 to Form 10-K

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

None.

-----------------------------
* As successor in interest to Rockefeller Center Properties, Inc. (Commission File No. 1-8971).

Capitalized terms used herein but not otherwise defined herein shall have the respective meanings ascribed thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                                   RCPI TRUST

RCPI Trust, as successor in interest to Rockefeller Center Properties, Inc., hereby amends the following item of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as set forth below (note that the original pagination of the Form 10-K has been retained):

Item                                                                   Page

Item 8. Financial Statements and Supplementary Data                      23


                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 RCPI TRUST



Date: April 29, 1997                             By: /s/ David Augarten
                                                     ------------------
                                                       Name: David Augarten
                                                       Title:  Vice President

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

     The accompanying financial statements present the Company's balance sheet, as successor to the Predecessor, as of December 31, 1996 and the results of operations, changes in owners' equity and cash flows for the period from July 10, 1996 through December 31, 1996. The accompanying financial statements also present the Predecessor's balance sheet as of December 31, 1995 and the results of operations, changes in stockholders' equity and cash flows for the period from January 1, 1996 through July 9, 1996 and for the years ended December 31, 1995 and 1994. Pro forma results of operations for the Company, as if the acquisition of the Property and the NBC Sale had occurred as of January 1, 1995, are presented in Note 13 to the financial statements.

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

6.    DEBT

      Convertible Debentures

      The Convertible Debentures were issued pursuant to an Indenture, dated as of September 15, 1985 (as amended, the "Indenture"), between the Predecessor and Manufacturers Hanover Trust Company (now the United States Trust Company) as Trustee. The Convertible Debentures were convertible into shares of Common Stock of the Predecessor on the maturity date, December 31, 2000 and upon certain other events. On July 10, 1996, pursuant to the terms of the Indenture, the Indenture was amended in connection with the Merger to provide that the holder of a Convertible Debenture shall, after the Effective Date and only at such times as may be provided by the terms and conditions of the Indenture and such Convertible Debenture, have the right to convert such Convertible Debenture only into cash in an amount equal to eight dollars ($8.00) in respect of each share of Common Stock of the Predecessor into which such Convertible Debenture could otherwise have been converted at the time of conversion pursuant to the terms and conditions of the Indenture and such Convertible Debenture. At such time, the Company became the successor to the Predecessor under the amended Indenture.

      Upon maturity, the Convertible Debentures are also exchangeable into nonconvertible floating rate notes, at the holder's option. In the event a holder of a Convertible Debenture fails to timely surrender such Convertible Debenture for conversion or exchange, such holder shall be deemed to have elected to exchange such Convertible Debenture, unless the holders of 90% of the aggregate principal amount of such series of Convertible Debentures have elected to convert their Convertible Debentures, in which case such holder shall be deemed to have elected to convert such Convertible Debenture. After exchange, the floating rate notes would mature on December 31, 2007 and, would be prepayable anytime at the Company's option, at par. The notes will bear interest at the three-month London Interbank Offering Rate ("LIBOR") plus 1/4% or such greater spread (not in excess of 1%) as would, in the opinion of a major international investment bank selected by the Company, cause such notes to trade at par.

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