Form 10-K405/A
period 1996-12-31
ROCKEFELLER CENTER PROPERTIES INC
filed 1997-05-08
CIK 773652

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------

                                    FORM 10-K/A

                          Amendment No. 2 to Form 10-K

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


                                                 RCPI TRUST



Date: May 8, 1997                             By: /s/ David Augarten
                                                     ------------------
                                                       Name: David Augarten
                                                       Title:  Vice President

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

      Interest expense recognized by the Predecessor on the Convertible Debentures was based on the average yields to the maturity date. The average yields were computed (using the interest method with semiannual compounding) by (1) combining the differing coupon rates on the Current Coupons and (2) amortizing the original issue discount related to the Zero Coupons. The resulting effective annual interest rates were 9.23% and 10.23% through the Effective Date for the Current Coupons and Zero Coupons, respectively. Upon consummation of the Merger, the carrying value of the Zero Coupons were adjusted by the Company to reflect the fair market value using an imputed interest rate of 12.10%. The face amount of the Zero Coupons is approximately $586.2 million.

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

      The Floating Rate Notes bear interest based on 90-day LIBOR plus 4% which is reset two business days prior to each interest payment date. At December 31, 1996 and 1995, the interest rate in effect was 9.28% and 9.88%, respectively. The weighted average interest rate was 9.48% for the period from July 10, 1996 through December 31, 1996, for the Company, and 9.50%, 10.17% and 10.38% for the period from January 1, 1996 through July 9, 1996 and for the years ended December 31, 1995 and 1994, respectively, for the Predecessor. Interest is payable quarterly on March 1, June 1, September 1, and December 1 of each year. Interest expense for the Company on the Floating Rate Notes was approximately $622,000 for the period from July 10, 1996 through December 31, 1996. As of July 17, 1996, the GSMC Facility is guaranteed by the Investor Group.

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