Form 10-Q
period 1997-03-31
ROCKEFELLER CENTER PROPERTIES INC
filed 1997-05-15
CIK 773652

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission file number 1-8971*

                                   RCPI Trust*
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                  13-7087445
-------------------------------                 ----------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

                       c/o Tishman Speyer Properties, L.P.
                   45 Rockefeller Plaza, New York, N.Y.    10011
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (212) 332-6500
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


             -----------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X *        No
    -----           ------






----------------------------
* As successor in interest to Rockefeller Center Properties, Inc. (Commission File No. 1-8971)

                                   RCPI TRUST


INDEX

                                                                            PAGE
PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation have been included.

          RCPI Trust,  Balance  Sheets as of March
          31, 1997  (unaudited)  and  December 31,
          1996                                                               1

          RCPI Trust,  Statement of Operations for
          the three months ended  March  31,  1997
          (unaudited)                                                        2

          RCPI Trust,  Statement of Cash Flows for
          the three months ended  March  31,  1997
          (unaudited)                                                        3

          Rockefeller  Center   Properties,   Inc.
          (Predecessor),  Statement of  Operations
          for the three months ended March 31, 1996
          (unaudited)                                                        4

          Rockefeller  Center   Properties,   Inc.
          (Predecessor),  Statement  of Cash Flows
          for the three months ended March 31, 1996
          (unaudited)                                                        5

          Notes    to     Financial     Statements
          (unaudited)                                                        6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              14


PART II--OTHER INFORMATION                                                  18


ITEM 1.    LEGAL PROCEEDINGS

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                                       (i)

PART I -- FINANCIAL INFORMATION
       ITEM 1.  Financial Statements


                                                             RCPI TRUST
                                                           BALANCE SHEETS
                                                          ($ in thousands)


                                                    As of                              As of
                                                March 31, 1997                   December 31, 1996
                                                --------------                   -----------------
                                                 (Unaudited)
ASSETS

Real Estate:
  Land                                            $158,149                           $158,149
  Buildings and improvements                       598,660                            596,880
  Tenant improvements                               17,287                             14,405
  Furniture and fixtures                             3,939                              3,911
                                                 -----------                      -----------
                                                   778,035                            773,345
     Less: Accumulated depreciation                 10,924                              6,718
                                                 -----------                      -----------
                                                   767,111                            766,627

Cash and cash equivalents                           28,524                             28,765
Restricted cash                                      7,673                             10,027
Accounts receivable                                 12,959                             19,859
Prepaid expenses                                     8,889                                478
Deferred costs, net of accumulated
  amortization of $611 and $329                     11,187                              5,486
Accrued rent                                        12,881                              8,430
                                                ------------                      -----------

Total Assets                                      $849,224                           $839,672
                                                ============                      ===========



LIABILITIES AND OWNERS' EQUITY

Liabilities:
  Zero coupon convertible debentures,
    net of unamortized discount of
    $212,964 and $224,030                         $373,221                           $362,155
  14% debentures (includes premium of
    $25,811 and $26,155)                           100,811                            101,155
  Floating rate notes                               10,000                             10,000
  Accrued interest payable                           8,884                              7,234
  Accounts payable and accrued expenses             14,210                             19,383
  Tenant security deposits payable                   6,966                              7,279
                                                -----------                       -----------
  Total Liabilities                                514,092                            507,206

  Contingencies

  Owners' Equity                                   335,132                            332,466
                                               ------------                       -----------

Total Liabilities and Owners' Equity              $849,224                           $839,672
                                               ============                       ===========




                                           SEE NOTES TO FINANCIAL STATEMENTS.

                                   RCPI TRUST
                             STATEMENT OF OPERATIONS
                                ($ in thousands)
                                   (UNAUDITED)

                                                                 FOR THE THREE
                                                                  MONTHS ENDED
                                                                MARCH 31, 1997
                                                                --------------



Revenues:
  Base rental                                                       $43,066
  Escalations and percentage rents                                    2,774
  Interest and other income                                           1,810
                                                                    ---------
  Total revenues                                                     47,650



Expenses:
  Interest                                                           13,606
  Real estate taxes                                                   8,234
  Payroll and benefits                                                4,346
  Repairs, maintenance, and supplies                                  1,934
  Utilities                                                           4,600
  Cleaning                                                            3,589
  Professional fees                                                   2,707
  Insurance                                                             285
  Management and accounting fees                                        847
  General and administrative                                            313
  Depreciation and amortization                                       4,523
                                                                    -------
    Total expenses                                                   44,984
                                                                    -------

Net Income                                                           $2,666
                                                                    =======





















                        SEE NOTES TO FINANCIAL STATEMENTS

                                   RCPI TRUST
                             STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                   (UNAUDITED)


                                                                  FOR THE THREE
                                                                   MONTHS ENDED
                                                                  MARCH 31, 1997
                                                                  --------------

Cash Flows from Operating Activities:
  Net income                                                          $2,666
  Adjustments to reconcile net income to net cash
  provided by operating activities
     Amortization of original issue discount and premium              10,722
     Depreciation and amortization                                     4,523
     Decrease in restricted cash                                       2,354
     Decrease in accounts receivable                                   6,900
     Increase in prepaid expenses                                     (8,411)
     Increase in accrued rent                                         (4,451)
     Decrease in accounts payable and accrued expenses                (5,486)
     Increase in accrued interest payable                              1,650
                                                                    --------
       Net cash provided by operating activities                      10,467
                                                                     -------


Cash Flows from Investing Activities:
   Additions to buildings and improvements                            (1,780)
   Additions to tenant improvements                                   (2,882)
   Additions to furniture, fixtures and equipment                        (28)
   Additions to deferred costs                                        (6,018)
                                                                     -------
     Net cash (used in) investing activities                         (10,708)
                                                                     -------


Decrease in cash and cash equivalents                                   (241)
Cash and cash equivalents at beginning of period                      28,765
                                                                      ------
Cash and cash equivalents at end of period                            28,524
                                                                      ======





















                        SEE NOTES TO FINANCIAL STATEMENTS

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                             STATEMENT OF OPERATIONS
                     ($ in thousands, except per share data)
                                   (UNAUDITED)


                                                              FOR THE THREE
                                                               MONTHS ENDED
                                                              MARCH 31, 1996
                                                              --------------



Revenues:
  Other income                                                      $   14
                                                                 ---------
                                                                        14
Expenses:
Interest expense:
  Current coupon convertible debentures                              5,511
  Zero coupon convertible debentures                                 8,986
  14% debentures                                                     2,750
  Floating rate notes                                                3,834
  GSMC facility                                                      1,056
                                                                 ---------
                                                                    22,137

General and administrative                                           3,172
Amortization of deferred debt issuance costs                           936
Increase in liability for stock appreciation rights                  1,907
Expenses related to the March 25, 1996
  special meeting of stockholders                                      450
                                                                 ---------
                                                                    28,602
                                                                 ---------
Net Loss                                                          ($28,588)
                                                                 =========
  Net loss per share                                              ($  0.75)
                                                                 =========























                        SEE NOTES TO FINANCIAL STATEMENTS

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                             STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                   (UNAUDITED)


                                                                  FOR THE THREE
                                                                   MONTHS ENDED
                                                                  MARCH 31, 1996
                                                                  --------------



Cash flow from operating activities:
  Other interest income received                                    $      13
  Interest paid on floating rate notes                                ( 3,924)
  Interest paid on current coupon convertible debentures              (27,712)
  Payments for accounts payable, accrued expenses
     and other assets                                                 ( 3,052)
                                                                     --------
     Net cash (used in) operating activities                          (34,675)
                                                                     --------

Cash flows from financing activities:
  Net proceeds from GSMC facility                                      34,800
                                                                     --------
     Net cash provided by financing activities                         34,800

Net increase in cash and cash equivalents                                 125
Cash and cash equivalents at the beginning of the period                1,298
                                                                   ----------
Cash and cash equivalents at the end of the period                  $   1,423
                                                                   ==========

Reconciliation of net loss to net cash (used in) operating activities:

Net loss                                                            ($28,588)
Adjustments to reconcile net loss to net cash
  (used in) operating activities:
      Amortization of discount:
      Zero coupon convertible debentures                              8,986
      14% Debentures                                                     89
      Increase in interest receivable and amortization
        of loan receivable discount, net                                 (1)
      Decrease in deferred debt issuance costs and other
        assets, net                                                     734
      (Decrease) in accrued interest payable                        (18,573)
      Increase in stock appreciation rights liability                 1,907
      Increase in accounts payable and accrued expenses                 771
                                                                   --------

      Net cash (used in) operating activities                      ($34,675)
                                                                   ========













                        SEE NOTES TO FINANCIAL STATEMENTS

                                   RCPI TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  ORGANIZATION AND PURPOSE

    RCPI Trust, (the "Company"), was established in the State of Delaware on March 26, 1996 as a Delaware business trust. The Company was organized pursuant to the Trust Agreement dated July 10, 1996 (the "Trust Agreement") between Rockefeller Center Properties, Inc. (the "Predecessor"), a wholly-owned subsidiary of RCPI Holdings, Inc. ("Holdings") and RCPI Investors L.L.C. ("LLC"), each owning a 50% undivided beneficial interest. The primary purpose of the Company is to acquire, manage and operate the landmarked buildings and public space known as Rockefeller Center (the "Property") and to be successor in interest to the Predecessor.

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

    Merger Agreement
    ----------------

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

    The Merger Agreement was approved by the stockholders of the Predecessor on March 25, 1996 and became effective on July 10, 1996 (the "Effective Date"). Pursuant to the Merger, each share of the Predecessor's Common Stock outstanding as of the Effective Date (other than (i) shares of Common Stock held by the Predecessor or any of its subsidiaries, (ii) shares of Common Stock held by Holdings or any of its subsidiaries (including RCPI Merger Inc. ) and (iii) any shares of Common Stock held by a stockholder who was entitled to demand, and who properly demanded and has not withdrawn such demand, appraisal for such shares in accordance with Section 262 of the Delaware General Corporation Law) was converted into the right to receive $8.00 in cash, without interest thereon. As of the Effective Date, the Common Stock of the Predecessor was held by Holdings and the Warrants and Stock Appreciation Rights (see Note 4), previously held by Whitehall were contributed through Holdings to the Predecessor and canceled. Thereafter, on the

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                  (UNAUDITED)


    Effective Date, the Predecessor transferred substantially all of its assets (including the Mortgage Loan) and liabilities to the Company and the Company became the successor to the Predecessor under the Indenture governing the Convertible Debentures (see Note 4).

    Borrower's Chapter 11 Plan
    --------------------------

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

    NBC Sale
    --------

    Pursuant to the Agreement dated April 23, 1996, among the Investor Group, General Electric Company ("GE"), National Broadcasting Company, Inc. ("NBC") and NBC Trust No. 1996A ("NBC Trust"), on July 17, 1996, immediately preceding the transfer of the Property, the Previous Owners sold to GE, NBC and NBC Trust (the "NBC Sale"), interests in certain buildings in the Property (the "NBC Space") previously leased by GE or its affiliates, including NBC. Pursuant to the Chapter 11 Plan, proceeds of $440 million from the NBC Sale were paid directly to the Company reducing the outstanding Mortgage Loan. Goldman Sachs Mortgage Company ("GSMC"), an affiliate of Whitehall, was paid $4.4 million by the Company in connection with securing the proceeds of the NBC Sale as a partial repayment of the Mortgage Loan. Upon satisfaction of the Mortgage Loan, this fee was expensed by the Company during the third quarter of 1996.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

    Basis of preparation
    --------------------

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

    The accompanying financial statements present the Company's balance sheet, as successor to the Predecessor, as of March 31, 1997 and December 31, 1996 and the results of operations and cash flows for the quarter ended March 31, 1997. The accompanying financial statements also present the Predecessor's results of operations and cash flows for the quarter ended March 31, 1996.

    These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    There have been no significant changes in accounting principals or the estimates used in the preparation of the financial statements since the end of the most recently completed fiscal year.

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)



3.  MORTGAGE LOAN AND INTEREST INCOME

    Due to the significant uncertainties caused by the filing of the Chapter 11 Plan, the Predecessor limited recognition of income on the Mortgage Loan for the quarter ended March 31, 1996 to the cash actually received from the Previous Owners. No cash was received during this period.

4.  DEBT

    Convertible Debentures
    ----------------------

    The Convertible Debentures were issued pursuant to an Indenture, dated as of September 15, 1985 (as amended, the "Indenture"), between the Predecessor and Manufacturers Hanover Trust Company (now the United States Trust Company) as Trustee. The Convertible Debentures were convertible into shares of Common Stock of the Predecessor on the maturity date, December 31, 2000, and upon certain other events. On July 10, 1996, pursuant to the terms of the Indenture, the Indenture was amended in connection with the Merger to provide that the holder of a Convertible Debenture shall, after the Effective Date and only at such times as may be provided by the terms and conditions of the Indenture and such Convertible Debenture, have the right to convert such Convertible Debenture only into cash in an amount equal to eight dollars ($8.00) in respect of each share of Common Stock of the Predecessor into which such Convertible Debenture could otherwise have been converted at the time of conversion pursuant to the terms and conditions of the Indenture and such Convertible Debenture. At such time, the Company became the successor to the Predecessor under the amended Indenture.

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

    Prior to 1994, the Predecessor had repurchased and retired 36.4% of original principal amount of the Current Coupons and 38.4% of the face amount of the Zero Coupons. The Predecessor's repurchase of its Convertible Debentures was initially funded through floating rate short-term unsecured bank loans which were later fully repaid when the Predecessor initiated a commercial paper program. The commercial paper borrowings were fully repaid in 1994 with proceeds from sales of the Predecessor's portfolio securities, operating cash flow and the issuance of 14% Debentures and Floating Rate Notes (see below).

    Interest expense recognized by the Predecessor on the Convertible Debentures was based on the average yields to the maturity date. The average yields were computed (using the interest method with semiannual compounding) by (1) combining the differing coupon rates on the Current Coupons and (2) amortizing the original issue discount related to the Zero Coupons. The resulting effective annual interest rates were 9.23% and 10.23% through the Effective Date for the Current Coupons and Zero Coupons, respectively. Upon consummation of the Merger, the carrying value of the Zero Coupons was adjusted by the Company to reflect the fair market value using an imputed interest rate of 12.10%. The face amount of the Zero Coupons is approximately $586.2 million.

    The Current Coupons bore interest from the date of issuance until December 31, 1994 at the rate of 8% per annum, and therefore at the rate of 13% per annum payable annually on December 31 of each year. On August 28, 1996, the Current Coupons were redeemed at the principal amount of $213,170,000 plus accrued interest.

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)



    GSMC Facility
    -------------

    Pursuant to a Loan Agreement dated December 18, 1994, between the Predecessor and GSMC (as Agent and as Lender), the Predecessor issued Floating Rate Notes totaling $150 million. The Predecessor made mandatory principal payments on the Floating Rate Notes of approximately $33.7 million, which reduced the principal balance to approximately $116.3 million prior to the Effective Date. On July 17, 1996, a total of approximately $106.3 million of the outstanding principal, $1.2 million of accrued interest and a prepayment penalty of approximately $1.6 million was prepaid by the Company.

    Pursuant to the Amended and Restated Loan Agreement (the "GSMC Facility") dated July 17, 1996, the Company was named as successor in interest to the Predecessor. The GSMC Facility, among other things, was amended to change the maturity date of the Floating Rate Notes to January 31, 1997, and provides for an Additional Advance, as defined, up to a maximum outstanding balance of $60 million. Subsequent amendments to the Amended and Restated Loan Agreement have extended the maturity date to May 31, 1997. As of March 31, 1997, no amounts have been drawn on the Additional Advance and the balance remains at $10 million.

    The Floating Rate Notes bear interest based on 90-day LIBOR plus 4% which is reset two business days prior to each interest payment date. At March 31, 1997 and December 31, 1996 the interest rate in effect was 9.50%. The weighted average interest rate was 9.50% for the quarter ended March 31, 1997 for the Company, and 9.875% for the quarter ended March 31, 1996 for the Predecessor. Interest is payable quarterly on March 1, June 1, September 1, and December 1 of each year. Since July 17, 1996, the GSMC Facility has been guaranteed by the Investor Group.

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

    14% Debentures
    --------------

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

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)


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

    Interest rate swap agreements
    -----------------------------

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

    On the Effective Date, the Company assumed the three remaining interest rate swap agreements and adjusted the carrying value of the swap liabilities to reflect their estimated fair value of approximately $5.3 million. For each swap, the Company and the Predecessor paid a net weighted average rate of interest of 3.94% and 3.78% for the quarters ended March 31, 1997 and 1996, respectively. As of March 31, 1997 and December 31, 1996, the net weighted average interest rate of swaps outstanding for the Company was 3.97% and 3.93%, respectively.

    The interest rate swaps were used by the Predecessor for hedging purposes, therefore the fair value of these swaps are not reflected in the Predecessor's balance sheet and the incremental revenue or expense is recognized in the Predecessor's statements of operations.

    The interest rate swaps are reported in the Company's financial statements on a mark to market basis. As of March 31, 1997 and December 31, 1996, the carrying amount of all interest rate swap agreements was reported as a liability by the Company of approximately $4.1 million and $5.2 million respectively, based on information supplied by the swap counterparties to the swap contracts. During the quarter ended March 31, 1997, the Company recorded an adjustment of approximately $1.1 million to properly mark to market the swaps as of March 31, 1997 and reflected the adjustment as reduction of interest expense in the Company's statement of operations.


5.  CONTRIBUTIONS, DISTRIBUTION AND NET LOSS PER SHARE

    Pursuant to the Stock Subscription and Stockholders Agreement dated July 9, 1996 that organized Holdings and the Limited Liability Company Agreement dated July 9, 1996 that organized LLC (hereinafter Holdings, and LLC will be collectively referred to as the "Owners"), the Owners are required to provide additional contributions up to the Maximum Additional Mandatory Contribution, as defined, totaling $60 million. The Maximum Additional Mandatory Contribution shall be used to repay amounts outstanding under the GSMC Facility and to fund unforeseen capital expenditures and similar contingencies reasonably necessary to protect and maintain the value of the Property. No additional contributions have been made to the Company by the Owners since their initial capital contributions on July 10, 1996.

    The Indenture governing the Convertible Debentures limits cash distributions to the Owners of the Company to the amount of cumulative Distributable Cash. The Indenture defines Distributable Cash as cash receipts from operations less operating expenses and interest. The amount of Distributable Cash, net of dividends

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)


    paid, at March 31, 1997 and December 31, 1996 was approximately $73 million and $63 million respectively. This amount includes cash flows from operating activities and certain investing activities, net of dividends paid, from the Predecessor's inception through July 9, 1996 of approximately $70 million. As interest income was not received by the Predecessor during the period when the Previous Owners were under Chapter 11 protection, net cash flows from operations of the Property, which accrued to the benefit of the Company during this period, are also included.

    Net loss per share for the Predecessor is based upon 38,260,704 average shares of Common Stock outstanding during the quarter ended March 31, 1996. For this period, fully diluted net loss per share is not presented since the effect of the assumed conversion of the Convertible Debentures, Warrants and SARs would be anti-dilutive.


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

    On May 24, 1995, Jerry Krim commenced an action encaptioned Krim v. Rockefeller Center Properties, Inc. and Peter D. Linneman. On June 7, 1995, Kathy Knight and Moishe Malamud commenced an action encaptioned Knight, et al. v. Rockefeller Center Properties, Inc. and Peter D. Linneman. Both actions were filed in the United States District Court for the Southern District of New York and purport to be brought on behalf of a class of plaintiffs comprised of all persons who purchased the Predecessor's Common Stock between March 20, 1995 and May 10, 1995. The complaints allege that the Predecessor and Dr. Linneman violated the federal securities laws by their purported failure to disclose, prior to May 11, 1995, that the Previous Owner would file for bankruptcy protection. The cases have been consolidated. On July 28, 1995, Predecessor and Dr. Linneman filed answers to the complaints denying plaintiffs' substantive allegations and asserting numerous affirmative defenses. On September 22, 1995, plaintiffs served an Amended Class Action Complaint adding the Predecessor's remaining directors and its president as defendants. In addition to the foregoing claims, the Amended Complaint also asserts a cause of action for breach by the Predecessor's directors and its president of their fiduciary duties by approving the Agreement and Plan of Combination dated as of September 11, 1995, between the Predecessor and Equity Office Holdings, L.L.C. ("EOH") (the "Combination Agreement"). The plaintiffs are seeking damages in such amount as may be proved at trial. Plaintiffs are also seeking injunctive relief, plus costs, attorneys' fees and interest. The Company intends to vigorously contest these actions.

    On November 15, 1996, Charal Investment Co., Inc. and C.W. Sommer & Co. filed a purported class action complaint in the United States District Court for the District of Delaware against certain former directors and officers of the Predecessor and against certain of the Company's indirect shareholders. Plaintiffs alleged that the defendants violated Section 10(b) of the Securities and Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder, and Section 14 of the Act and Rule 14a-9 promulgated thereunder by allegedly failing to provide adequate disclosure of the alleged possibility of a sale or lease financing of a portion of the Property to NBC and its parent corporation, GE, prior to the shareholder vote on the Merger. The complaint sought unspecified damages, recission of the Merger and/or disgorgement. The Company may have indemnity obligations with respect to one or more of the defendants. On December 11, 1996 and December 18, 1996, identical complaints were filed in the federal court in Delaware by additional plaintiffs. On January 13, 1997, all these actions were consolidated under the caption In re Rockefeller Center Properties, Inc. Securities Litigation, Cons. C.A. No 96-543 (RRM) ("In re RCPI"). On January 31, 1997, all defendants moved to dismiss the complaint for failure to state a claim. On March 3, 1997, the plaintiffs in In re RCPI responded to the motion to dismiss by filing an amended complaint. The two federal securities law claims remain the same, but the plaintiffs added new allegations that defendants failed adequately to disclose (i) the existence of certain transferable development rights, or air rights, that were obtained by the Company in connection with the Merger, and (ii) alleged negotiations with Christie's Auction House and the Walt Disney Company to become new tenants at Rockefeller Center. On April 30, 1997, defendants supplemented their initial motion to dismiss by moving to dismiss the amended complaint for failure to state a claim. On May 9, 1997, the court signed a supplemental order of consolidation admitting four new plaintiffs.

    On January 21, 1997, an action entitled Flashman v. Goldman, Sachs & Co., 97 Civ. 0403 (MGC) (S.D.N.Y.), was filed in New York Federal court containing allegations substantially similar to those in the original complaint in In re RCPI. Subsequently, the plaintiff in Flashman joined as a plaintiff in the amended complaint filed in In re RCPI and the New York action was dismissed without prejudice.

    On February 25, 1997, an action entitled Debora v. Rockefeller, et. al., 97 Civ. 01312 (LLS) ("Debora"), was filed in the United States District Court for the Southern District of New York. The complaint in Debora was substantially similar to the original complaint in In re RCPI. On April 25, 1997, the plaintiff voluntarily dismissed the action without prejudice.

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

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

    The discussion below relates primarily to the results of operations of the Predecessor for the quarter ended March 31, 1996 and the financial condition and results of operation of the Company at and for the quarter ended March 31, 1997. In addition, pro forma operating statements are presented to provide a meaningful comparison of the results of operation of the Property for the quarters ended March 31, 1997 and 1996 as if the acquisition of the Property and the NBC Sale (see below) had occurred on January 1, 1996.

    RESULTS OF OPERATIONS - ROCKEFELLER CENTER PROPERTIES, INC.

    RCPI's principle source of revenue was interest income received on the Mortgage Loan. For the quarter ended March 31, 1996 the Predecessor limited recognition of income on the Mortgage Loan to the cash actually received. Since the Previous Owner filed for Chapter 11 protection on May 11, 1995, and through the Effective Date, the Predecessor did not receive any interest payments, no income was recognized.

    Other income for the quarter ended March 31, 1996 was approximately $14,000, and relates to interest earned on cash deposits.

    Amortization of deferred debt issuance costs for the quarter ended March 31, 1996 was approximately $936,000. The total relates to normal amortization of deferred debt issuance costs related to the Current Coupons, Zero Coupons, 14% Debentures, and Floating Rate Notes.

    The Predecessor was required to adjust the SAR liability to reflect the aggregate principal amount of 14% Debentures that would have been issuable upon exchange of the SARs on March 31, 1996. This adjustment, which is directly related to the increase in the Predecessor's stock price, resulted in an expense of approximately $1.9 million for the quarter ended March 31, 1996. Concurrent with the Merger, the Predecessor's SARs and Warrants were canceled.

    During the quarter ended March 31, 1996 the Predecessor recognized approximately $450,000 in expenses related to the March 25, 1996 special meeting of stockholders. The stockholders approved the Merger Agreement on that date.

    All debt of the Predecessor was transferred to the Company on the Effective Date. To provide a more meaningful analysis, interest expense recognized by the Company for the quarter ended March 31, 1997 is compared to interest expense recognized by the Predecessor for the quarter ended March 31, 1996. The following table illustrates comparative interest expense for the quarters ended March 31, 1997 and 1996.


                                                 For the quarters ended March 31
                                                    1997                    1996

    Current coupon  convertible  debentures        $    -                $ 5,511
    Zero coupon  convertible debentures             11,066                 8,986
    14% debentures                                   2,281                 2,750
    Floating rate notes                                237                 2,842
    GSMC Loan                                            -                 1,056
    Interest rate swaps and other                       22                   992
                                                    ------                ------

    Total                                          $13,606               $22,137
                                                   =======               =======


    The Predecessor recognized approximately $5.5 million of interest expense on the Current Coupons for the quarter ended March 31, 1996. As the Current Coupons were redeemed on August 28, 1996, the Company did not recognize any interest expense for the quarter ended March 31, 1997.

    Interest expense on the Zero Coupons increased partially as a result of the accretion of the principal amount, which increases the carrying value of the Zero Coupons each year. In addition, the accretion had compounded at an effective interest rate of 10.23% prior to the Merger. As of the Effective Date, the fair

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION (cont'd)

    market value of the Zero Coupons was adjusted, and the carrying amount of the Zero Coupons has been accreting at 12.10% since that date.

    Interest expense on the 14% Debentures accrued at the pay rate of 14%, plus amortization of the discount related to the warrants and SARs, prior to the Effective Date. As of the Effective Date, the fair market value of these Debentures was adjusted resulting in a premium. As a result of premium amortization related to this adjustment, the effective interest rate on the 14% Debentures has been approximately 9.03% since the Effective Date. Accordingly, interest expense is lower for the quarter ended March 31, 1997.

    On September 1, 1995, the Predecessor repaid $33.7 million of the $150 million of Floating Rate Notes originally issued in December 1994. On July 17, 1996, the Company prepaid an additional $106.3 million of outstanding principal plus accrued interest. As of March 31, 1997, $10 million remained outstanding. Interest expense related to the Floating Rate Notes is lower for the quarter ended March 31, 1997 due to the smaller principal balance outstanding during that period. Interest expense on the swap agreement, which the Predecessor had accounted for as a component of interest expense related to the Floating Rate Notes, has been reclassified for this analysis.

    Interest expense related to the GSMC Loan was approximately $1.1 million for the quarter ended March 31, 1996. The GSMC Loan was repaid in full on July 17, 1996, thus there is no related expense for the quarter ended March 31, 1997.

    Other interest expense is lower for the quarter ended March 31, 1997 due primarily to the mark to market adjustment of approximately $1.0 million, which offsets interest expense related to the interest rate swap agreements. the Predecessor did not account for the interest rate swap agreements on a mark to market basis, thus there is no corresponding adjustment for the quarter ended March 31, 1996.

    LIQUIDITY AND CAPITAL RESOURCES - RCPI TRUST

    Land and Building

    As discussed above, on July 17, 1996, the Property was transferred to the Company and the related Mortgage Loan was canceled. Concurrently, the Previous Owners sold certain interests in certain buildings in the Property ("NBC Space") to GE, NBC, and their affiliates for $440 million. The NBC Space, measured in accordance with the standards promulgated by the New York Real Estate Board in 1987, accounted for approximately 1.5 million square feet, or 20.5% of the total area of the Property. At March 31, 1997 the Property, exclusive of the NBC Space, was approximately 83.3% occupied. Occupancy rates for the Property at various dates are presented in the following table. Occupancy rates for dates prior to the Effective Date have been adjusted to account for the sale of the NBC space.

    December 31, 1996       83.6%        March 31, 1996         83.8%
    September 30, 1996      82.8%        December 31, 1995      82.7%
    June 30, 1996           82.2%        September 30, 1995     86.2%


    The following table shows selected lease expirations and vacancy of the Property as of March 31, 1997. Area, as presented below and discussed above, is measured based on standards promulgated by the New York Real Estate Board in 1987. Lease turnover could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal and rental income will be affected significantly by market conditions at the time and by the terms at which the Company can then lease space.

                                   RCPI TRUST
                 ITEM 2. MANAGMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION (cont'd)



                               Square Feet              Percent
            Year                Expiring               Expiring

            Vacant              987,623                 16.7%
            1997                289,417                  4.9%
            1998                319,631                  5.4%
            1999                223,340                  3.8%
            2000                495,738                  8.4%
            2001                109,122                  1.9%
            Thereafter        3,474,826                 58.9%
                              ---------                 -----

            Total             5,899,697                100.0%
                              =========                ======



    Debt

    The Zero Coupons due December 31, 2000 accrete to a face value of approximately $586.2 million at an effective annual interest rate of 12.10%. Concurrent with the Merger, the carrying value of such Debentures was adjusted to reflect the fair market value as of the Effective Date. As a result, the effective annual interest rate was adjusted from 10.23% to 12.10%. At March 31, 1997 and December 31, 1996, the carrying value of the Debentures, net of unamortized discount, was approximately $373.2 million and $362.2 million, respectively.

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

    The Floating Rate Notes mature on May 31, 1997 and bear interest at the London Interbank Offered Rate ("LIBOR") plus 4%. Interest is paid quarterly on March 1, June 1, September 1, and December 1. At March 31, 1997 and December 31, 1996, interest was accruing at 9.50%. On July 17, 1996, outstanding principal in the amount of $106.3 million plus accrued interest of $1.2 million was prepaid. As of March 31, 1997, $10 million of principal remained outstanding.

    The 14% Debentures have a principal balance of $75 million and mature on December 31, 2007. On the Effective Date, the carrying value of the 14% Debentures was adjusted to reflect their estimated fair value at that date, resulting in a premium. The effective interest rate, which is net of the amortization of this premium, is approximately 9.03%. Interest payments are made semi-annually on June 2 and December 2. As of March 31, 1997 and December 31, 1996, the carrying value of the 14% Debentures was approximately $100.8 million and $101.2 million, respectively.

    Cash Flow

    During the quarter ended March 31, 1997 the Company received cash flows of approximately $10.5 million from operations of the Property. The Company used this cash flow from operations to fund tenant improvements of approximately $2.8 million and other leasing costs of approximately $6.0 million. In addition, the Company expended approximately $1.8 million for building improvements, furniture, fixtures and equipment.

                                   RCPI TRUST
                 ITEM 2. MANAGMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION (cont'd)

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

    RESULTS OF OPERATIONS - RCPI TRUST

    As the Company has only been active since July 10, 1996, pro forma operating statements for the quarters ended March 31, 1997 and 1996 have been prepared as if the Property had been acquired on January 1, 1996. The discussion below highlights certain items included on the Company's operating statement for the quarter ended March 31, 1997, which are not otherwise discussed. For a discussion of comparative results of operations of the Property, refer to the caption "Pro Forma Results of Operations - The Property."

    During the quarter ended March 31, 1997, the Company expensed $2.0 million, which is included with professional fees, related to the settlement of the Bear Stearns & Co., Inc. and Donaldson, Lufkin, & Jenrette Securities Corporation lawsuit (See Note 6). The payment is for full settlement of plaintiffs' claim for "success fees" and indemnification of legal fees and expenses. Plaintiffs' claim for advisory fees had been accrued by the Predecessor and such expense, including interest thereon, is included in the Predecessor's statement of operations for the year ended December 31, 1995.

    For a comparison of interest expense of the Company and RCPI for the quarters ended March 31, 1997 and 1996, see "Results of Operations - Rockefeller Center Properties, Inc."

    PRO FORMA RESULTS OF OPERATIONS - THE PROPERTY

    To provide a more meaningful comparison of results of operations, pro forma statements of operations have been presented for the quarters ended March 31, 1997 and 1996 as if the acquisition of the Property by the Company had occurred on January 1, 1996. The pro forma statements of operations are based upon the Company's statement of operations for the quarter ended March 31, 1997 and the Previous Owners' statement of operations for the quarter ended March 31, 1996.

    The pro forma statements of operations for the quarters ended March 31, 1997 and 1996 have been adjusted to show the effect of (i) gross revenues and operating expenses had the NBC Sale occurred on January 1, 1996; (ii) interest expense had the GSMC Loan and Current Coupons been repaid in full, and had $106.3 million of principal on the Floating Rate Notes been paid on January 1, 1996; (iii) depreciation and amortization expense had the Property been purchased and had the NBC Sale occurred on January 1, 1996, and (iv) general and administrative expenses had certain bankruptcy related costs not been incurred by the Previous Owners and had costs related to the NBC Sale been incurred during the quarter ended March 31, 1996.

                                   RCPI TRUST
                 ITEM 2. MANAGMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION (cont'd)


    The pro forma results are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred, nor are they indicative of future results of operations.

                                                        ($ In Thousands)
                                                     Quarter ended March 31,

                                                       1997             1996
                                                     --------         -------
         Gross Revenue:
            Rent and other tenant charges             $47,304         $45,317
            Interest income                               346             398
                                                     --------         -------
                                                       47,650          45,715
          Operating Expenses:
             Real estate taxes                          8,234           8,392
             Utilities                                  4,600           5,072
             Maintenance, engineering, and
                other operating expenses               10,154          15,875
             Depreciation and amortization              4,523           4,154
             Management fee                               847           1,662
             General and administrative                 3,020           7,011
                                                      -------         -------
                                                       31,378          42,166
                                                      -------         -------
          Earnings before interest                     16,272           3,549
          Interest expense                             13,606          12,422
                                                      -------         -------
          Net income (loss)                         $   2,666        ($ 8,873)
                                                   ===========     ===========


    Rent and other tenant charges increased by approximately $2.0 million for the quarter ended March 31, 1997 as compared to the same period in the prior year. Occupancy, which remained fairly stable, was 83.3% at March 31, 1997 as compared to 83.8% at March 31, 1996. The increase in rent and other charges is due in part to new leases signed at higher rental rates than were existing in the prior year and a termination payment received from a tenant in the amount of $300,000.

    The decrease in utilities; maintenance, engineering and other operating expenses; and management fees in an aggregate amount of $6.9 million is due to achieving cost reductions during the first quarter of 1997.

    The decrease in general and administrative expenses is due primarily to legal and professional fees related to the NBC Sale of approximately $6.1 million, which based on pro forma results, would have been incurred during the first quarter of 1996. This decrease is offset by the $2.0 million expended during the quarter ended March 31, 1997 related to the settlement of the Bear Sterns & Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation lawsuit.

    Based on pro forma calculations, interest expense increased by $1.2 million for the quarter ended March 31, 1997. This increase is due primarily to increased interest related to the Zero Coupons. The Zero Coupons compound at 12.10% annually, which resulted in an additional $1.3 million of expense during 1997.

                                   RCPI TRUST
                           PART II - OTHER INFORMATION


    Item 1. Legal Proceedings

    The information set forth in Note 6 to the financial statements in incor-porated herein by reference.

ITEM 6.  (a) EXHIBITS

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

             (4.4) Second Supplemental Indenture dated as of July 10, 1996 between the Company and the United States Trust Company of New York, as Trustee, is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

             (4.5) Instrument of Resignation, Appointment and Acceptance dated as of December 1, 1993 among the Registrant, Chemical Bank, successor by merger to Manufacturers Hanover Trust Company, and United States Trust Company of New York is incorporated by reference to Exhibit 4.21 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1993.

             (4.6) Amended and Restated Loan Agreement dated as of July 17, 1996 among the Company, the lenders parties thereto and GSMC, as agent.

             (4.7) Guarantee dated July 17, 1996 by Whitehall Street Real Estate Limited Partnership V, Exor Group S.A., Tishman Speyer Crown Equities, David Rockefeller, Troutlet Investments Corporation, Gribble Investments (Tortola) BVI, Inc. and Weevil Investments (Tortola) BVI, Inc., as guarantors in favor of GSMC, as agent and lender.

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


                                             RCPI TRUST




    Date:   May 15, 1997                     By:   ______________________
                                                   David Augarten
                                                   Vice President
                                                   (Principal Financial Officer)