Form 10-Q
period 1997-06-30
ROCKEFELLER CENTER PROPERTIES INC
filed 1997-08-14
CIK 773652

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to _____________

                        Commission file number 1-8971*

                                   RCPI Trust*
             (Exact name of registrant as specified in its charter)

              Delaware                                     13-7087445
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

                     --------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X *        No _____






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

                  RCPI Trust, Balance Sheets as of June 30, 1997 (unaudited) and
                  December 31, 1996                                                                                             1

                  RCPI Trust, Statements of Operations for the quarter and six months ended
                  June 30, 1997 (unaudited)                                                                                     2

                  RCPI Trust, Statements of Cash Flows for the quarter and six months ended
                  June 30, 1997 (unaudited)                                                                                     3

                  Rockefeller Center Properties, Inc. (Predecessor), Statements of Operations for
                  the quarter and six months ended June 30, 1996 (unaudited)                                                    4

                  Rockefeller Center Properties, Inc.  (Predecessor), Statement of Cash Flows for
                  the quarter and six months ended June 30, 1996 (unaudited)                                                    5

                  Notes to Financial Statements (unaudited)                                                                     6


ITEM 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                                        14


PART II--OTHER INFORMATION                                                                                                     19


ITEM 1.           Legal Proceedings                                                                                            19

ITEM 2.           Changes in Securities                                                                                        19

ITEM 6.           Exhibits and Reports on Form 8-K                                                                             20

PART I -- FINANCIAL INFORMATION
       ITEM 1.  Financial Statements

                                                             RCPI TRUST
                                                           BALANCE SHEETS
                                                          ($ in thousands)

                                                                                 AS OF                           AS OF
                                                                            JUNE 30, 1997                   DECEMBER 31, 1996
                                                                             (Unaudited)
  ASSETS

  Real Estate:
     Land                                                                      $158,149                        $158,149
     Buildings and improvements                                                 602,931                         596,880
     Tenant improvements                                                         20,745                          14,405
     Furniture and fixtures                                                       3,957                           3,911
                                                                                785,782                         773,345
        Less: Accumulated depreciation                                           15,272                           6,718
                                                                                770,510                         766,627

  Cash and cash equivalents                                                      19,684                          28,765
  Restricted cash                                                                 7,607                          10,027
  Accounts receivable                                                            10,996                          19,859
  Prepaid expenses                                                               17,653                             478
  Deferred costs, net of accumulated amortization
      of $795 and $329                                                           16,620                           5,486
  Accrued rent                                                                   15,555                           8,430

  Total Assets                                                                 $858,625                        $839,672



  LIABILITIES AND OWNERS' EQUITY

  Liabilities:
     Zero coupon convertible debentures, net of unamortized
         discount of $201,560 and $224,030                                     $384,625                        $362,155
     14% debentures (includes premium of $25,455 and
         $26,155)                                                               100,455                         101,155
     NationsBank Loans                                                           55,000                               -
     Floating rate notes                                                              -                          10,000
     Accrued interest payable                                                     5,648                           7,234
     Accounts payable and accrued expenses                                       15,559                          19,383
     Tenant security deposits payable                                             7,276                           7,279
     Total Liabilities                                                          568,563                         507,206

     Contingencies

     Owners' Equity                                                             290,062                         332,466

  Total Liabilities and Owners' Equity                                         $858,625                        $839,672


                        See notes to financial statements

                                                             RCPI TRUST
                                                      STATEMENTS OF OPERATIONS
                                                          ($ in thousands)
                                                             (UNAUDITED)



                                                           FOR THE QUARTER                              FOR THE SIX
                                                                ENDED                                   MONTHS ENDED
                                                            JUNE 30, 1997                               JUNE 30, 1997

  Revenues:
        Base rental                                             $40,396                                     $83,462
        Escalations and percentage rents                            607                                       3,381
        Interest and other income                                 3,402                                       5,212
      Total revenues                                             44,405                                      92,055



  Expenses:
    Interest                                                     14,478                                      28,084
    Real estate taxes                                             8,234                                      16,468
    Payroll and benefits                                          4,716                                       9,062
    Repairs, maintenance, and supplies                            3,458                                       5,392
    Utilities                                                     3,240                                       7,840
    Cleaning                                                      3,267                                       6,856
    Professional fees                                             1,535                                       4,242
    Insurance                                                       314                                         599
    Management and accounting fees                                  857                                       1,704
    General and administrative                                      576                                         889
    Depreciation and amortization                                 4,683                                       9,206
       Total expenses                                            45,358                                      90,342

  Net (loss) income                                           $    (953)                                   $  1,713
























                                               See notes to financial statements

                                   RCPI TRUST
                            STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (UNAUDITED)




                                                                   FOR THE SIX
                                                                   MONTHS ENDED
                                                                  JUNE 30, 1997

  Cash Flows from Operating Activities:
          Net (loss) income                                           $  1,713
          Adjustments to reconcile net income to net cash
          provided by operating activities
              Amortization of original issue discount and premium       21,770
              Depreciation and amortization                              9,206
              Decrease in restricted cash                                2,420
              Decrease in accounts receivable                            8,864
              Increase in prepaid expenses                             (17,175)
              Increase in accrued rent                                  (7,124)
              Decrease in accounts payable and accrued expenses         (3,826)
              Decrease in accrued interest payable                      (1,587)
                   Net cash provided by operating activities            14,261

Cash Flows from Investing Activities:
        Additions to buildings and improvements                        (6,051)
        Additions to tenant improvements                               (6,351)
        Additions to furniture, fixtures and equipment                    (46)
        Additions to deferred costs                                   (11,776)
                   Net cash (used in) investing activities            (24,224)

Cash Flows from Financing Activities:
        Additions from NationsBank Loans                                55,000
        Capital contributions                                               10
        Distributions to owners                                        (44,128)
        Payment of floating rate notes                                 (10,000)
                   Net cash provided by financing activities               882

Decrease in cash and cash equivalents                                  (9,081)
Cash and cash equivalents at beginning of period                        28,765
Cash and cash equivalents at end of period                              19,684















                        See notes to financial statements

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                            STATEMENTS OF OPERATIONS
                     ($ in thousands, except per share data)
                                   (UNAUDITED)


                                                                     FOR THE QUARTER                           FOR THE SIX
                                                                          ENDED                                MONTHS ENDED
                                                                     JUNE 30, 1996                             JUNE 30, 1996


  Revenues:
    Other income                                                    $       22                                    $       36
                                                                            22                                            36
  Expenses:
  Interest expense:
    Current coupon convertible debentures                                5,511                                        11,022
    Zero coupon convertible debentures                                   8,985                                        17,971
    14% debentures                                                       2,739                                         5,489
    Floating rate notes                                                  3,808                                         7,642
    GSMC facility                                                        1,323                                         2,379
                                                                        22,366                                        44,503

  General and administrative                                             1,479                                         4,652
  Amortization of deferred debt issuance costs                             829                                         1,765
  Increase in liability for stock appreciation rights                       22                                         1,929
  Effects of execution and delivery of merger agreement                 (6,623)                                       (6,623)
  Expenses related to the March 25, 1996
    special meeting of stockholders                                        (51)                                          398
                                                                        18,022                                        46,624

  Net Loss                                                            ($18,000)                                     ($46,588)

    Net loss per share                                              ($    0.47)                                   ($    1.22)























                        See notes to financial statements

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                             STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                   (UNAUDITED)



                                                                                                         FOR THE SIX
                                                                                                         MONTHS ENDED
                                                                                                         JUNE 30, 1996



  Cash flow from operating activities:
        Other interest income received                                                                      $      36
        Interest paid on current coupon convertible debentures                                                (27,712)
        Interest paid on floating rate notes                                                                   (7,626)
        Interest paid on 14% debentures                                                                        (5,308)
        Payments for accounts payable, accrued expenses and other assets                                       (7,392)
            Net cash (used in) operating activities                                                           (48,002)

  Cash flows from financing activities:
    Net proceeds from GSMC facility                                                                            47,700
        Net cash provided by financing activities                                                              47,700

  Net decrease in cash and cash equivalents                                                                      (302)
  Cash and cash equivalents at the beginning of the period                                                      1,298
  Cash and cash equivalents at the end of the period                                                        $     996

  Reconciliation of net loss to net cash (used in) operating activities:

  Net loss                                                                                                   ($46,588)
  Adjustments to reconcile net loss to net cash (used in) operating activities:
            Amortization of discount:
                Zero coupon convertible debentures                                                             17,971
                14% debentures                                                                                    179
            Decrease in deferred debt issuance costs and other assets, net                                      1,423
            (Decrease) in accrued interest payable                                                            (14,293)
            Increase in stock appreciation rights liability                                                     1,929
            (Decrease) in accounts payable and accrued expenses                                                (8,623)

            Net cash (used in) operating activities                                                          ($48,002)















                        See notes to financial statements

                                   RCPI TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   ORGANIZATION AND PURPOSE

     RCPI Trust (the "Company"), was established in the State of Delaware on March 26, 1996 as a Delaware business trust. The Company was organized pursuant to the Trust Agreement dated July 10, 1996 (the "Trust Agreement") between Rockefeller Center Properties, Inc. (the "Predecessor"), a wholly-owned subsidiary of RCPI Holdings, Inc. ("Holdings") and RCPI Investors L.L.C. ("LLC"), each owning a 50% undivided beneficial interest. The primary purpose of the Company is to acquire, manage and operate the landmarked buildings and public space known as Rockefeller Center (the "Property") and to be successor in interest to the Predecessor.

     The Predecessor was incorporated in Delaware on July 17, 1985. The Predecessor qualified and elected to be treated, for Federal income tax reporting purposes, as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Predecessor was originally formed to permit public investment in two convertible, participating mortgages on the Property. From the proceeds of its offering of common stock (the "Common Stock") and the offerings of its Current Coupon Convertible Debentures ("Current Coupons") due December 31, 2000 and Zero Coupon Convertible Debentures ("Zero Coupons") due December 31, 2000 (collectively, the "Convertible Debentures"), the Predecessor made a $1.3 billion convertible, participating mortgage loan (the "Mortgage Loan") to two partnerships, Rockefeller Center Properties and RCP Associates (collectively, the "Previous Owners"). The partners of the Previous Owners were Rockefeller Group, Inc. ("RGI") and Radio City Music Hall Productions, Inc. ("RCMHP"), a wholly owned subsidiary of RGI. Mitsubishi Estate Company, Ltd. controlled an 80% equity interest in RGI, and Rockefeller family interests held the remaining 20%. On July 10, 1996, pursuant to the Merger Agreement (as described below), Holdings purchased all the outstanding Common Stock of the Predecessor with approximately $172 million of its own equity and approximately $172 million obtained through a note payable to LLC. The note payable was then transferred to the Predecessor prior to the transfer of all the Predecessor's assets and liabilities to the Company in exchange for a 50% undivided beneficial ownership interest. At the same time, LLC contributed its note receivable of $172 million to the Company which was in exchange for a 50% undivided beneficial ownership interest.

     Prior to July 10, 1996, the Company's activities were limited to organizational matters.

     Merger Agreement

     Pursuant to an Agreement and Plan of Merger dated November 7, 1995, (the "Merger Agreement"), entered into between the Predecessor and a group of investors (the "Investor Group") the members of which were Exor Group S.A., Prometheus Investors, L.L.C., Rockprop, L.L.C., Troutlet Investments Corporation, Gribble Investments (Tortola) BVI, Inc., Weevil Investments (Tortola) BVI, Inc. and Whitehall Street Real Estate Limited Partnership V ("Whitehall"), RCPI Merger Inc., a wholly owned subsidiary of Holdings, was merged (the "Merger") with and into the Predecessor. Consequently, the Predecessor became a subsidiary of Holdings, a Delaware corporation controlled by the Investor Group.

     The Merger Agreement was approved by the stockholders of the Predecessor on March 25, 1996 and became effective on July 10, 1996 (the "Effective Date"). Pursuant to the Merger, each share of the Predecessor's Common Stock outstanding as of the Effective Date (other than (i) shares of Common Stock held by the Predecessor or any of its subsidiaries, (ii) shares of Common Stock held by Holdings or any of its subsidiaries (including RCPI Merger Inc. ) and (iii) any shares of Common Stock held by a stockholder who was entitled to demand, and who properly demanded and had not withdrawn such demand, appraisal for such shares in accordance with Section 262 of the Delaware General Corporation Law) was converted into the right to receive $8.00 in cash, without interest thereon. As of the Effective Date, the Common Stock of the Predecessor was held by Holdings and the Warrants and Stock Appreciation Rights (see Note 4), previously

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

     held by Whitehall were contributed through Holdings to the Predecessor and canceled. Thereafter, on the Effective Date, the Predecessor transferred substantially all of its assets (including the Mortgage Loan) and liabilities to the Company and the Company became the successor to the Predecessor under the Indenture governing the Convertible Debentures (see
     Note 4).

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

     Merger with Holdings

     On June 30, 1997, the Predecessor merged with and into Holdings, with Holdings being the surviving corporation. Pursuant to the merger, Holdings succeeded to the Predecessor's beneficial interest in the Company and Holdings was renamed Rockefeller Center Properties, Inc.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

     The accompanying financial statements present the Company's balance sheet, as successor to the Predecessor, as of June 30, 1997 and December 31, 1996 and the results of operations and cash flows for the quarter and six months ended June 30, 1997. The accompanying financial statements also present the Predecessor's results of operations and cash flows for the quarter and six months ended June 30, 1996.

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

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

3.   MORTGAGE LOAN AND INTEREST INCOME

     Due to the significant uncertainties caused by the filing of the Chapter 11 Plan, the Predecessor limited recognition of income on the Mortgage Loan for the quarter and six months ended June 30, 1996 to the cash actually received from the Previous Owners. No cash was received during this period.


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

     The Current Coupons bore interest from the date of issuance until December 31, 1994 at the rate of 8% per annum, and therefore at the rate of 13% per annum payable annually on December 31 of each year. On August 28, 1996, the Current Coupons were redeemed at the principal amount of approximately $213.2 million plus accrued interest.

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

     GSMC Facility

     Pursuant to a Loan Agreement dated December 18, 1994, between the Predecessor and GSMC (as Agent and as Lender), the Predecessor issued Floating Rate Notes totaling $150 million (the "GSMC Facility"). The Predecessor made mandatory principal payments on the Floating Rate Notes of approximately $33.7 million, which reduced the principal balance to approximately $116.3 million prior to the Effective Date. On July 17, 1996, a total of approximately $106.3 million of the outstanding principal, approximately $1.2 million of accrued interest and a prepayment penalty of approximately $1.6 million was prepaid by the Company.

     Pursuant to the Amended and Restated Loan Agreement dated July 17, 1996, the Company was named as successor in interest to the Predecessor. The GSMC Facility, among other things, was amended to change the maturity date of the Floating Rate Notes to January 31, 1997 and provided for an Additional Advance, as defined, up to a maximum outstanding balance of $60 million. Subsequent amendments to the Amended and Restated Loan Agreement had extended the maturity date to May 31, 1997. On May 16, 1997, the remaining $10 million of principal was prepaid, plus accrued interest of approximately $196,000 and a prepayment penalty of $150,000. At that time the GSMC Facility was terminated.

     The Floating Rate Notes bore interest based on 90-day LIBOR plus 4% which was reset two business days prior to each interest payment date. The weighted average interest rate was 9.52% for the six months ended June 30, 1997 for the Company, and 9.61% for the six months ended June 30, 1996 for the Predecessor. Interest was payable quarterly on March 1, June 1, September 1, and December 1 of each year.

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

     14% Debentures

     The 14% Debentures were issued pursuant to a Debenture Purchase Agreement dated as of December 18, 1994 between the Predecessor and Whitehall and amended effective July 10, 1996 to, among other things, name the Company as the successor in interest to the Predecessor. The unsecured 14% Debentures mature on December 31, 2007 and bear interest at a rate of 14% per annum. On May 16, 1997, the agreement was further amended in conjunction with the execution of the NationsBank Loan (see below), to change the semi-annual interest payment dates from each June 2 and December 2 to each July 31 and January 31, respectively.

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

     Under the terms of the 14% Debentures, to the extent that Net Cash Flow, as defined, is insufficient to pay interest on an interest payment date, the Company will not be obligated to pay interest on the 14% Debentures on such date and such interest will accrue. If an Event of Default, as defined, were to occur and be continuing, the 14% Debentures would bear interest at 18% per annum. Upon the occurrence of an Event of Default, the holders of the 14% Debentures may declare the unpaid principal thereof and accrued interest thereon due and payable. The 14% Debentures are redeemable in whole or in part at any time after December 30, 2000 provided the Floating Rate Notes have been paid in full. The Debenture Purchase Agreement provides for decreasing penalties for early redemption of the 14% Debentures before December 31, 2003.

     In connection with the issuance of the 14% Debentures in December 1994, the Predecessor issued to Whitehall 4,155,927 Warrants, to acquire shares of newly issued Common Stock of the Predecessor and

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

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

     NationsBank Credit Facility

     The Company entered into a Credit Agreement (the "NationsBank Credit Agreement") dated as of May 16, 1997, with NationsBank of Texas, N.A. ("NationsBank"), pursuant to which NationsBank agreed to make term loans (the "NationsBank Loans") to the Company in an aggregate principal amount of up to $100 million. On May 16, 1997, NationsBank made a term loan to the Company in the principal amount of $55 million. The Company may elect interest periods based on one, two, three, or six month LIBOR rates. Interest accrues at LIBOR plus 1.75% and is payable at the end of each interest period. As of June 30, 1997, interest was accruing at 7.5% on the initial $55 million and no other NationsBank Loans have been made. The maximum amount of NationsBank Loans which may be outstanding at any time reduces quarterly commencing March 31, 1998 through the May 16, 2000 maturity date. Subject to the satisfaction of certain conditions precedent, the Company may extend the maturity date of the NationsBank Loans to 12/31/00 and such loans will bear interest based on LIBOR plus 2.125% during such extension period.

     In connection with the NationsBank Loans, the Company purchased an interest rate protection agreement from Goldman Sachs Capital Markets L.P. capping LIBOR at 7.69% during the first two years of the initial term and at 8.69% thereafter including the extension period.

     As a condition to making the NationsBank Loans, the holder of the 14% Debentures and the Company executed an intercreditor and subordination agreement pursuant to which the holder of the 14% Debentures agreed (i) to subordinate payment on the 14% Debentures to the NationsBank Loans, (ii) that in certain circumstances interest would accrue but not be paid on the 14% Debentures, and (iii) that NationsBank may take certain actions on behalf of the holder of the 14% Debentures upon the occurrence of certain bankruptcy related events in respect of the Company.

     In addition, certain members of the Investor Group and/or certain of their affiliates entered into a Limited Recourse Agreement dated as of May 16, 1997, in favor of NationsBank.

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

     On the Effective Date, the Company assumed the three remaining interest rate swap agreements and adjusted the carrying value of the swap liabilities to reflect their estimated fair value of approximately $5.3 million. For each swap, the Company and the Predecessor paid a net weighted average rate of interest of 3.84% and 3.91% for the six months ended June 30, 1997 and 1996, respectively. As of June 30, 1997 and December 31, 1996, the net weighted average interest rate of swaps outstanding for the Company was 3.78% and 3.93%, respectively.

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

     The interest rate swaps were used by the Predecessor for hedging purposes, therefore the fair value of these swaps are not reflected in the Predecessor's balance sheet and the incremental revenue or expense is recognized in the Predecessor's statements of operations.

     The interest rate swaps are reported in the Company's financial statements on a mark to market basis. As of June 30, 1997 and December 31, 1996, the carrying amount of all interest rate swap agreements was reported as a liability by the Company of approximately $3.2 million and $5.2 million respectively, based on information supplied by the swap counterparties to the swap contracts. During the six months ended June 30, 1997, the Company recorded an adjustment of approximately $2.0 million to properly mark to market the swaps as of June 30, 1997 and reflected the adjustment as reduction of interest expense in the Company's statement of operations.


5.   CONTRIBUTIONS, DISTRIBUTION AND NET LOSS PER SHARE

     Pursuant to the Stock Subscription and Stockholders Agreement dated July 9, 1996 that organized Holdings, the Limited Liability Company Agreement dated July 9, 1996 that organized LLC (hereinafter Holdings and LLC will be collectively referred to as the "Owners") and the Amendment Agreement dated May 1, 1997 among the Owners, the Owners are required to provide additional contributions up to the Maximum Additional Mandatory Contribution, as defined, totaling $82.5 million. The Maximum Additional Mandatory Contribution shall be used to fund unforeseen capital expenditures and similar contingencies reasonably necessary to protect and maintain the value of the Property. During the quarter ended June 30, 1997, the Company made cash distributions to each of its Owners in an aggregate amount of $44,127,504. RCPI and LLC each received 50% of the distribution. In addition, during the quarter ended June 30, 1997 LLC contributed an additional $10,000 to the Company. LLC receives an 8% cumulative preferred return on the $10,000 contribution.

     The Indenture governing the Convertible Debentures limits cash distributions to the Owners of the Company to the amount of cumulative Distributable Cash. The Indenture defines Distributable Cash as cash receipts from operations less operating expenses and interest. The amount of Distributable Cash, net of dividends and distributions paid (including the distribution referred to above), at June 30, 1997 and December 31, 1996 was approximately $33 million and $63 million respectively. This amount includes cash flows from operating activities and certain investing activities, net of dividends paid, from the Predecessor's inception through July 9, 1996 of approximately $70 million. As interest income was not received by the Predecessor during the period when the Previous Owners were under Chapter 11 protection, net cash flows from operations of the Property, which accrued to the benefit of the Company during this period, are also included.

     Net loss per share for the Predecessor is based upon 38,260,704 average shares of Common Stock outstanding during the six months ended June 30, 1996. For this period, fully diluted net loss per share is not presented since the effect of the assumed conversion of the Convertible Debentures, Warrants and SARs would be anti-dilutive.


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

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

     the course of the trial, the parties agreed to a settlement. Pursuant to the settlement agreement, the Company paid plaintiffs $2 million, and plaintiffs dismissed the lawsuit with prejudice. Plaintiffs and the Company executed mutual releases of all claims arising out of the engagement of plaintiffs in connection with the proposed 1994 transaction.

     On May 24, 1995, Jerry Krim commenced an action encaptioned Krim v. Rockefeller Center Properties, Inc. and Peter D. Linneman. On June 7, 1995, Kathy Knight and Moishe Malamud commenced an action encaptioned Knight, et al. v. Rockefeller Center Properties, Inc. and Peter D. Linneman. Both actions were filed in the United States District Court for the Southern District of New York and purport to be brought on behalf of a class of plaintiffs comprised of all persons who purchased the Predecessor's Common Stock between March 20, 1995 and May 10, 1995. The complaints allege that the Predecessor and Dr. Linneman violated the federal securities laws by their purported failure to disclose, prior to May 11, 1995, that the Previous Owner would file for bankruptcy protection. The cases have been consolidated. On July 28, 1995, Predecessor and Dr. Linneman filed answers to the complaints denying plaintiffs' substantive allegations and asserting numerous affirmative defenses. On September 22, 1995, plaintiffs served an Amended Class Action Complaint adding the Predecessor's remaining directors and its president as defendants. In addition to the foregoing claims, the Amended Complaint also asserts a cause of action for breach by the Predecessor's directors and its president of their fiduciary duties by approving the Agreement and Plan of Combination dated as of September 11, 1995, between the Predecessor and Equity Office Holdings, L.L.C. ("EOH") (the "Combination Agreement"). The plaintiffs are seeking damages in such amount as may be proved at trial. Plaintiffs are also seeking injunctive relief, plus costs, attorneys' fees and interest. Plaintiffs' counsel has advised that they may further amend the complaints in both actions. The Company intends to vigorously contest these actions.

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

     On January 21, 1997, an action entitled Flashman v. Goldman, Sachs & Co., 97 Civ. 0403 (MGC) (S.D.N.Y.), was filed in New York Federal court containing allegations substantially similar to those in the original complaint in In re RCPI. Subsequently, the plaintiff in Flashman joined as a plaintiff in the amended complaint filed in In re RCPI and voluntarily dismissed the New York action without prejudice.

     On February 25, 1997, an action entitled Debora v. Rockefeller, et. al., 97 Civ. 01312 (LLS) ("Debora"), was filed in the United States District Court for the Southern District of New York. The complaint in Debora was substantially similar to the original complaint in In re RCPI. The defendants are the same in both actions. Subsequently, the plaintiff in Debora voluntarily dismissed the action without prejudice and joined as a plaintiff in In re RCPI.

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

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

                                   RCPI TRUST
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS





     The discussion below relates primarily to the results of operations of the Predecessor for the six months ended June 30, 1996 and the financial condition and results of operation of the Company at and for the six months ended June 30, 1997. In addition, pro forma operating statements are presented to provide a meaningful comparison of the results of operation of the Property for the six months ended June 30, 1997 and 1996 as if the acquisition of the Property and the NBC Sale (see below) had occurred on January 1, 1996.

     Results of Operations - Rockefeller Center Properties, Inc.

     The Predecessor's principle source of revenue was interest income received on the Mortgage Loan. For the six months ended June 30, 1996 the Predecessor limited recognition of income on the Mortgage Loan to the cash actually received. Since the Previous Owner filed for Chapter 11 protection on May 11, 1995, and through the Effective Date, the Predecessor did not receive any interest payments and accordingly no income was recognized.

     Other income for the six months ended June 30, 1996 was approximately $36,000, and relates to interest earned on cash deposits.

     Amortization of deferred debt issuance costs for the six months ended June 30, 1996 was approximately $1.8 million. The total relates to normal amortization of deferred debt issuance costs related to the Current Coupons, Zero Coupons, 14% Debentures, and Floating Rate Notes.

     The Predecessor was required to adjust the SAR liability to reflect the aggregate principal amount of 14% Debentures that would have been issuable upon exchange of the SARs on June 30, 1996. This adjustment, which is directly related to the increase in the Predecessor's stock price, resulted in an expense of approximately $1.9 million for the six months ended June 30, 1996. Concurrent with the Merger, the Predecessor's SARs and Warrants were canceled.

     During the six months ended June 30, 1996 the Predecessor recognized approximately $398,000 in expenses related to the March 25, 1996 special meeting of stockholders. The stockholders approved the Merger Agreement on that date.

     All debt of the Predecessor was transferred to the Company on the Effective Date. To provide a more meaningful analysis, interest expense recognized by the Company for the six months ended June 30, 1997 is compared to interest expense recognized by the Predecessor for the six months ended June 30, 1996. The following table illustrates comparative interest expense for the six months ended June 30, 1997 and 1996.

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION (cont'd)


                                                    ($ In Thousands)
                                             For the six months ended June 30
                                                   1997              1996

     Zero coupon convertible debentures       $    22,470          $ 17,971
     Current coupon convertible debentures              -            11,022
     14% debentures                                 4,579             5,489
     NationsBank Loan                                 541                 -
     Floating rate notes                              507             5,588
     GSMC Loan                                          -             2,379
     Interest rate swaps and other                    (13)            2,054

     Total                                        $28,084           $44,503


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

     The Predecessor recognized approximately $11.0 million of interest expense on the Current Coupons for the six months ended June 30, 1996. As the Current Coupons were redeemed on August 28, 1996, the Company did not recognize any interest expense for the six months ended June 30, 1997.

     Interest expense on the 14% Debentures accrued at the pay rate of 14%, plus amortization of the discount related to the warrants and SARs, prior to the Effective Date. As of the Effective Date, the fair market value of these Debentures was adjusted resulting in a premium. As a result of premium amortization related to this adjustment, the effective interest rate on the 14% Debentures has been approximately 9.03% since the Effective Date. Accordingly, interest expense is lower for the six months ended June 30, 1997.

     On May 16, 1997 the Company entered into the NationsBank Credit Agreement. As of June 30, 1997 the Company had borrowed $55 million under the NationsBank Credit Agreement. Interest expense for the six months ended June 30, 1997 was approximately $541,000. There is no corresponding expense for the six months ended June 30, 1996.

     On September 1, 1995, the Predecessor repaid $33.7 million of the $150 million of Floating Rate Notes originally issued in December 1994. On July 17, 1996, the Company prepaid an additional $106.3 million of outstanding principal plus accrued interest. On May 16, 1997 the remaining $10 million of principal was repaid. Interest expense related to the Floating Rate Notes is lower for the six months ended June 30, 1997 due to the smaller principal balance outstanding during that period. Interest expense on the swap agreement, which the Predecessor had accounted for as a component of interest expense related to the Floating Rate Notes, has been reclassified for this analysis.

     Interest expense related to the GSMC Loan was approximately $2.4 million for the six months ended June 30, 1996. The GSMC Loan was repaid in full on July 17, 1996, thus there is no related expense for the six months ended June 30, 1997.

     Other interest expense for the six months ended June 30, 1997 resulted in a credit of $13,000 as a result of the mark to market adjustment of approximately $2.0 million, which fully offset interest expense related to the interest rate swap agreements. The Predecessor did not account for the interest rate swap agreements on a mark to market basis, thus there is no corresponding adjustment for the six months ended June 30, 1996.

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION (cont'd)

     Liquidity and Capital Resources - RCPI Trust

     Land and Building

     As discussed above, on July 17, 1996, the Property was transferred to the Company and the related Mortgage Loan was canceled. Concurrently, the Previous Owners sold the NBC Space to GE, NBC, and their affiliates for $440 million. The NBC Space, measured in accordance with the standards promulgated by the New York Real Estate Board in 1987, accounted for approximately 1.5 million square feet, or 20.5% of the total area of the Property. At June 30, 1997 the Property, exclusive of the NBC Space, was approximately 86.4% occupied. Occupancy rates for the Property at various dates are presented in the following table. Occupancy rates for dates prior to the Effective Date have been adjusted to account for the sale of the NBC space.

     March 31, 1997          83.3%       June 30, 1996           82.2%
     December 31, 1996       83.6%       March 31, 1996          83.8%
     September 30, 1996      82.8%       December 31, 1995       82.7%

     The following table shows selected lease expirations and vacancy of the Property as of June 30, 1997. Area, as presented below and discussed above, is measured based on standards promulgated by the New York Real Estate Board in 1987. Lease turnover could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal and rental income will be affected significantly by market conditions at the time and by the terms at which the Company can then lease space.

                            Square Feet                        Percent
   Year                       Expiring                         Expiring

   Vacant                       801,957                           13.6%
   1997                         205,234                            3.5%
   1998                         317,415                            5.4%
   1999                         202,683                            3.4%
   2000                         452,990                            7.7%
   2001                         114,456                            1.9%
   Thereafter                 3,804,962                           64.5%

   Total                      5,899,697                          100.0%


     Debt

     The Zero Coupons due December 31, 2000 accrete to a face value of approximately $586.2 million at an effective annual interest rate of 12.10%. Concurrent with the Merger, the carrying value of the Zero Coupons was adjusted to reflect the fair market value as of the Effective Date. As a result, the effective annual interest rate was adjusted from 10.23% to 12.10%. At June 30, 1997 and December 31, 1996, the carrying value of the Zero Coupons, net of unamortized discount, was approximately $384.6 million and $362.2 million, respectively.

     The Current Coupons were redeemed on August 28, 1996. Principal in the amount of $213.2 million plus accrued interest of $18.3 million was paid on that date. Interest accrued at the pay rate of 13% from the Effective Date through the redemption date. Prior to the Effective Date, interest accrued at an effective annual interest rate of 9.23%.

     The GSMC Loan was repaid in full on July 17, 1996. The total payment of $66.5 million included accrued interest of $2.8 million. Interest accrued at 10% from inception through the payment date.

     On July 17, 1996, outstanding principal on the Floating Rate Notes in the amount of $106.3 million was prepaid and on May 16, 1997, the remaining $10 million of principal was repaid. Interest had accrued at LIBOR

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION (cont'd)

     plus 4%. Interest was paid quarterly on March 1, June 1, September 1, and December 1.

     The 14% Debentures have a principal balance of $75 million and mature on December 31, 2007. On the Effective Date, the carrying value of the 14% Debentures was adjusted to reflect their estimated fair value at that date, resulting in a premium. The effective interest rate, which is net of the amortization of this premium, is approximately 9.03%. Interest payments are made semi-annually on January 31 and July 31. As of June 30, 1997 and December 31, 1996, the carrying value of the 14% Debentures was approximately $100.5 million and $101.2 million, respectively.

     On May 16, 1997, the Company entered into the NationsBank Credit Agreement and as of June 30, 1997 has drawn $55 million under its $100 million facility and has incurred $541,000 in interest.

     Cash Flow

     During the six months ended June 30, 1997 the Company received cash flows of approximately $14.3 million from operations of the Property. The Company used this cash flow from operations and its existing cash balance to fund tenant improvements of approximately $6.3 million and other leasing costs of approximately $8.4 million. In addition, the Company expended approximately $6.1 million for building improvements, furniture, fixtures and equipment. Legal costs and placement fees incurred in connection with the closing of the NationasBank Credit Agreement were approximately $3.4 million.

     The Company believes that its current cash balance and future cash flows from operations, together with the remaining undrawn amount pursuant to the NationsBank Credit Agreement, will be sufficient to fund its requirements for the foreseeable future.

     Inflation

     Inflation and changing prices during the current period did not significantly affect the markets in which the Company conducts its business. In view of the moderate rate of inflation, its impact on the Company's business has not been significant.

     Results of Operations - RCPI Trust

     As the Company has only been active since July 10, 1996, pro forma operating statements for the six months ended June 30, 1997 and 1996 have been prepared as if the Property had been acquired on January 1, 1996. The discussion below highlights certain items included on the Company's operating statement for the six months ended June 30, 1997, which are not otherwise discussed. For a discussion of comparative results of operations of the Property, refer to the caption "Pro Forma Results of Operations - The Property."

     During the six months ended June 30, 1997, the Company expensed $2.0 million, which is included with professional fees, related to the settlement of the Bear Stearns & Co., Inc. and Donaldson, Lufkin, & Jenrette Securities Corporation lawsuit (See Note 6). In addition to the $2.0 million settlement, the Company expensed approximately $617,000 of related legal fees. The payment is for full settlement of plaintiffs' claim for "success fees" and indemnification of legal fees and expenses. Plaintiffs' claim for advisory fees had been accrued by the Predecessor and such expense, including interest thereon, is included in the Predecessor's statement of operations for the year ended December 31, 1995.

     For a comparison of interest expense of the Company and the Predecessor for the six months ended June 30, 1997 and 1996, see "Results of Operations - Rockefeller Center Properties, Inc."

     Pro Forma Results of Operations - The Property

     To provide a more meaningful comparison of results of operations, pro forma statements of operations have been presented for the six months ended June 30, 1997 and 1996 as if the acquisition of the Property by the Company had occurred on January 1, 1996. The pro forma statements of operations are based upon the

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION (cont'd)

     Company's statement of operations for the six months ended June 30, 1997 and the Previous Owners' statement of operations for the six months ended June 30, 1996.

     The pro forma statements of operations for the six months ended June 30, 1997 and 1996 have been adjusted to show the effect of (i) gross revenues and operating expenses had the NBC Sale occurred on January 1, 1996; (ii) interest expense had the GSMC Loan and Current Coupons been repaid in full, and had $106.3 million of principal on the Floating Rate Notes been paid on January 1, 1996; (iii) depreciation and amortization expense had the Property been purchased and had the NBC Sale occurred on January 1, 1996, and (iv) general and administrative expenses had certain bankruptcy related costs not been incurred by the Previous Owners and had costs related to the NBC Sale been incurred during the six months ended June 30, 1996.

     The pro forma results are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred, nor are they indicative of future results of operations.

                                                                     ($ In Thousands)
                                                                Six months ended June 30,

                                                                       1997           1996
     Gross Revenue:
       Rent and other tenant charges                                  $91,231        $90,324
       Interest income                                                    824            771
                                                                       92,055         91,095
       Operating Expenses:
       Real estate taxes                                               16,468         16,967
       Utilities                                                        7,840          8,278
       Maintenance, engineering, and other operating expenses          21,909         30,522
       Depreciation and amortization                                    9,206          8,376
       Management fee                                                   1,704          3,324
       General and administrative                                       5,131          7,875
                                                                       62,258         75,342
     Earnings before interest                                          29,797         15,753
     Interest expense                                                  28,084         25,067
     Net income (loss)                                              $   1,713      ($  9,314)


     Rent and other tenant charges increased by approximately $960,000 for the six months ended June 30, 1997 as compared to the same period in the prior year. Occupancy, which remained fairly stable, was 86.4% at June 30, 1997 as compared to 82.2% at June 30, 1996. The increase in rent and other tenant charges is due in part to new leases signed at higher rental rates than were existing in the prior year and termination payments received totaling $1.2 million.

     The decrease in utilities; maintenance, engineering and other operating expenses; and management fees in an aggregate amount of $10.7 million is due to achieving cost reductions during the first six months of 1997.

     The decrease in general and administrative expenses is due primarily to legal and professional fees related to the NBC Sale of approximately $6.1 million, which based on pro forma results, would have been incurred during the first six months of 1996. This decrease is offset by the $2.0 million settlement and $617,000 of legal fees expended during the six months ended June 30, 1997 related to the settlement of the Bear Sterns & Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation lawsuit.

     Based on pro forma calculations, interest expense increased by $3.0 million for the six months ended June 30, 1997. This increase is due primarily to interest related to the Zero Coupons, which compound at 12.10% annually resulting in an additional $2.5 million of expense during 1997. In addition $541,000 of interest expense related to the NationsBank Loan was incurred during the first six months of 1997. As the company executed the loan on May 16, 1997, there was no corresponding expense during 1996.

                                   RCPI TRUST
                           PART II - OTHER INFORMATION


Item 1.          Legal Proceedings

The information set forth in Note 6 to the financial statements is incorporated herein by reference. See also the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

Item 2.          Changes in Securities

On May 1, 1997, the company issued a Special Interest
(representing a cumulative 8% preferred return on the cost of the Special Interest) to L.L.C. for $10,000.

The Special Interest described above was issued without registration under the Securities Act of 1933, as amended (the
"Securities Act"), pursuant to the exemption therefrom provided by
Section 4(2) of the Securities Act due to the limited number of offerees.

ITEM 6.       (a)  EXHIBITS

                   (3.1) Certificate of Trust of RCPI Trust, dated March 22, 1996 is incorporated by reference to Exhibit 3.1 to the Company's Six monthsly Report on Form 10-Q for the fiscal six months ended June 30, 1996.

                   (4.1) Amended and Restated Debenture Purchase Agreement dated as of July 17, 1996 between the Company and WHRC Real Estate Limited Partnership is incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                   (4.2) Indenture dated as of September 15, 1985 between the Predecessor and Manufacturers Hanover Trust Company, as Trustee, including the forms of Current Coupon Convertible Debenture, Zero Coupon Convertible Debenture and Floating Rate Note, is incorporated by reference to Exhibit 4 to the Predecessor's Six monthsly Report on Form 10-Q for the period ended September 30, 1985.

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

                   (4.6) Credit Agreement, dated as of May 16, 1997, between the Company, NationsBank of Texas,
                             N.A. and the Lenders parties thereto.

                   (4.7) Intercreditor and Subordination Agreement, dated as of May 16, 1997, among WHRC Real Estate Limited Partnership, as attorney-in-fact for the 14% Debenture holder, the Company and NationsBank of Texas, N.A..

                   (4.8) Limited Recourse Agreement, dated as of May 16, 1997, made by certain members of the Investor Group and/or certain of their affiliates in favor of NationsBank of Texas, N.A..

                   (27.1)    Company's Financial Data Schedule.

        (b)   REPORTS ON FORM 8-K

              No Current Reports on Form 8-K have been filed during the last fiscal quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RCPI TRUST




Date: August 14, 1997                    By:     /s/ David Augarten
                                                 Vice President
                                                 (Principal Financial Officer)