Form 10-Q
period 1997-09-30
RCPI TRUST /DE/
filed 1997-11-14
CIK 773652

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission file number 1-8971*

                                   RCPI Trust*
             (Exact name of registrant as specified in its charter)

              Delaware                                      13-7087445
              --------                                      ----------
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

                                 (212) 332-6500
                                 --------------
              (Registrant's telephone number, including area code)

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

Yes    X *        No
     -------         ------

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

            RCPI Trust, Balance Sheets as of September 30, 1997 (unaudited) and
            December 31, 1996                                                                       1

            RCPI Trust, Statements of Operations for the quarter and nine months ended
            September 30, 1997 and for the period from July 10 to September 30, 1996
            (unaudited)                                                                             2

            RCPI Trust, Statements of Cash Flows for the nine months ended
            September 30, 1997 and for the period from July 10 to September 30, 1996
            (unaudited)                                                                             3

            Rockefeller Center Properties, Inc. (Predecessor), Statements of Operations for
            the period from July 1 to July 9, 1996 and for the period from January 1 to
            July 9, 1996 (unaudited)                                                                4

            Rockefeller Center Properties, Inc.  (Predecessor), Statement of Cash Flows for
            the period from January 1 to July 9, 1996 (unaudited)                                   5

            Notes to Financial Statements (unaudited)                                               6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                                                   15


PART II--OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                                       21

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                        22

PART I -- FINANCIAL INFORMATION
      ITEM 1.   Financial Statements


                                   RCPI TRUST
                                 BALANCE SHEETS
                                ($ in thousands)

                                                                     As of                   As of
                                                              September 30, 1997       December 31, 1996
                                                                  ----------               ---------
                                                                  (Unaudited)
ASSETS

Real Estate:
   Land                                                             $158,149                $158,149
   Buildings and improvements                                        608,487                 596,880
   Tenant improvements                                                23,091                  14,405
   Furniture and fixtures                                              3,997                   3,911
                                                                  ----------               ---------
                                                                     793,724                 773,345
      Less: Accumulated depreciation                                 (19,709)                 (6,718)
                                                                  ----------               ---------
                                                                     774,015                 766,627

Cash and cash equivalents                                             27,513                  28,765
Restricted cash                                                        9,103                  10,027
Accounts receivable                                                   10,082                  19,859
Prepaid expenses                                                       9,386                     478
Deferred costs, net of accumulated
   amortization of $1,657 and $329                                    19,778                   5,486
Accrued rent                                                          20,587                   8,430
                                                                  ----------               ---------

Total Assets                                                        $870,464                $839,672
                                                                  ==========               =========


LIABILITIES AND OWNERS' EQUITY

Liabilities:
   Zero coupon convertible debentures, net of unamortized
      discount of $189,808 and $224,030                             $396,377                $362,155
   14% debentures (includes premium of $25,087 and
      $26,155)                                                       100,087                 101,155
   NationsBank Loans                                                  55,000                       -
   Floating rate notes                                                     -                  10,000
   Accrued interest payable                                            5,566                   7,234
   Accounts payable and accrued expenses                              16,074                  19,383
   Tenant security deposits payable                                    8,773                   7,279
                                                                  ----------               ---------
   Total Liabilities                                                 581,877                 507,206

   Owners' Equity                                                    288,587                 332,466
                                                                  ----------               ---------

   Total Liabilities and Owners' Equity                             $870,464                $839,672
                                                                   =========               =========



                            See notes to financial statements

                                   RCPI TRUST
                            STATEMENTS OF OPERATIONS
                                ($ in thousands)
                                   (UNAUDITED)


                                            For the Quarter       For the Nine       For the Period
                                                Ended             Months Ended       From July 10 to
                                           September 30, 1997   September 30, 1997  September 30, 1996
                                                --------             --------            --------

Revenues:
  Base rental                                  $ 42,321              $125,783            $ 31,863
  Escalations and percentage rents                1,995                 5,376               2,448
  Interest and other income                       1,865                 7,077               4,179
                                               --------              --------            --------
    Total revenues                               46,181               138,236              38,490
                                               --------              --------            --------



Expenses:
  Interest                                        15,494               43,578              18,038
  Real estate taxes                                8,562               25,030               7,009
  Payroll and benefits                             4,240               13,302               4,308
  Repairs, maintenance, and supplies               3,068                8,460               1,983
  Utilities                                        4,753               12,593               2,735
  Cleaning                                         3,435               10,291               2,483
  Professional fees                                  641                4,883               6,493
  Insurance                                          315                  914                 691
  Management and accounting fees                     812                2,516                 802
  General and administrative                       1,212                2,101               2,100
  Depreciation and amortization                    5,124               14,330               3,294
                                                --------             --------            --------
     Total expenses                               47,656              137,998              49,936
                                                --------             --------            --------

Net (loss) income                               $ (1,475)            $    238            $(11,446)
                                                ========             ========            ========



                        See notes to financial statements

                                         RCPI TRUST
                                  STATEMENTS OF CASH FLOWS
                                      ($ in thousands)
                                         (UNAUDITED)


                                                                               For the Nine         For the period
                                                                               Months Ended       from July 10, 1996
                                                                            September 30, 1997   to September 30, 1996
                                                                            ------------------   ---------------------

Cash Flows from Operating Activities:
   Net income (loss)                                                            $     238           $ (11,446)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities
      Amortization of original issue discount
         and premium                                                               33,154               9,246
      Depreciation and amortization                                                14,330               3,294
      Decrease in restricted cash                                                     924                  --
      Decrease in accounts receivable                                               9,778              (2,254)
      Increase in prepaid expenses                                                 (8,908)              6,990
      Increase in accrued rent                                                    (12,157)               (792)
      Decrease in accounts payable and
         accrued expenses                                                          (5,031)              1,441
      Decrease in accrued interest payable                                         (1,667)            (16,259)
                                                                                ---------           ---------

          Net cash provided by (used in) operating activities                      30,661              (9,780)
                                                                                ---------           ---------

Cash Flows from Investing Activities:
   Costs incurred to acquire property                                                  --             (12,528)
   Additions to buildings and improvements                                         (9,398)             (2,401)
   Additions to tenant improvements                                               (10,443)             (4,140)
   Additions to furniture, fixtures and equipment                                     (86)               (254)
   Additions to deferred costs                                                    (12,868)             (5,160)
   Repayment on mortgage loan receivable                                               --             440,000
   Cash acquired as part of transfer                                                   --              15,499
                                                                                ---------           ---------

          Net cash (used in) provided by investing activities                     (32,795)            431,016
                                                                                ---------           ---------

Cash Flows from Financing Activities:
   Additions from NationsBank Loans                                                55,000                  --
   Capital contributions                                                               10                  --
   Distributions to owners                                                        (44,128)                 --
   Repayment of floating rate notes                                               (10,000)           (105,766)
   Repayment of current coupon debentures                                              --            (213,700)
   Repayment of GSMC facility                                                          --             (63,029)
                                                                                ---------           ---------

          Net cash provided by (used in) financing activities                         882            (382,495)
                                                                                ---------           ---------

(Decrease) increase in cash and cash equivalents                                   (1,252)             38,741
Cash and cash equivalents at beginning of period                                   28,765                  56
                                                                                ---------           ---------
Cash and cash equivalents at end of period                                      $  27,513           $  38,797
                                                                                =========           =========


                        See notes to financial statements

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                            STATEMENTS OF OPERATIONS
                     ($ in thousands, except per share data)
                                   (UNAUDITED)



                                                           For the period        For the period
                                                           from July 1 to       from January 1 to
                                                            July 9, 1996          July 9, 1996
                                                               --------           --------



Revenues:
   Short term investment and portfolio income                  $      2           $     38
                                                               --------           --------

Expenses:
Interest expense:
   Current coupon convertible debentures                            619             11,642
   Zero coupon convertible debentures                             1,015             18,985
   14% Debentures                                                   301              5,790
   Floating rate notes                                              371              8,013
   GSMC facility                                                    175              2,554
                                                               --------           --------
                                                                  2,481             46,984


General and administrative                                          125              4,774
Amortization of deferred debt issuance costs                     10,656             12,421
Stock appreciation rights liability                                 111              2,041
Effects of execution and delivery of merger agreement            (1,610)            (8,232)
Expenses related to the March 25, 1996 special
   meeting of stockholders                                           23                422
                                                               --------           --------

                                                                 11,786             58,410
                                                               --------           --------

Net loss                                                       ($11,784)          ($58,372)
                                                               ========           ========

Net loss per share                                             ($  0.31)          ($  1.53)
                                                               ========           ========

                        See notes to financial statements

                             ROCKEFELLER CENTER PROPERTIES, INC.
                                        (Predecessor)
                                   STATEMENT OF CASH FLOWS
                                      ($ in thousands)
                                         (UNAUDITED)


                                                                            For the period from
                                                                         January 1 to July 9, 1996
                                                                         -------------------------


Cash Flow from Operating Activities:
   Other interest income received                                                 $     38
   Interest paid on current coupon convertible debentures                          (27,712)
   Interest paid on floating rate notes                                             (7,626)
   Interest paid on 14% debentures                                                  (5,308)
   Payments for accounts payable, accrued expenses and other assets                (13,463)
                                                                                  --------

      Net cash used in operating activities                                        (54,071)
                                                                                  --------

Cash flows from financing activities:
   Net proceeds from GSMC facility                                                  52,829

      Net cash provided by financing activities                                     52,829
                                                                                  --------

Net decrease in cash and cash equivalents                                           (1,242)
Cash and cash equivalents at the beginning of the period                             1,298
                                                                                  --------
Cash and cash equivalents at the end of the period                                $     56
                                                                                  ========

Reconciliation of net loss to net cash used in operating activities:

Net loss                                                                          $(58,372)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of discount:
      Zero coupon convertible debentures                                            18,985
      14% debentures                                                                   188
   Decrease in deferred debt issuance costs and other assets, net                   12,280
      Decrease in accrued interest payable                                         (12,836)
      Increase in stock appreciation rights liability                                2,041
      Decrease in accounts payable and accrued expenses                            (16,357)
                                                                                  --------

      Net cash used in operating activities                                       ($54,071)
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

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

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

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

     The accompanying financial statements present the Company's balance sheet, as successor to the Predecessor, as of September 30, 1997 and December 31, 1996 and the results of operations for the quarter and nine months ended September 30, 1997 and for the period from July 10, 1996 to September 30, 1996 and the cash flows for the nine months ended September 30, 1997 and the period from July 10, 1996 to September 30, 1996. The accompanying financial statements also present the Predecessor's results of operations for the periods from July 1, 1996 to July 9, 1996 and January 1, 1996 to July 9, 1996 and cash flows for the period from January 1, 1996 to July 9, 1996.

     These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Pursuant to Accounting Principles Bulletin No.16, Business Combinations, the Merger was accounted for using purchase accounting, pursuant to which the purchase price was allocated among the assets and liabilities of the Company based on the fair market value of the assets and liabilities on the Effective Date. As of September 30, 1996 these allocations had not been finalized. Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, allows the acquiring company up to one year to adjust the fair market value of the assets and liabilities acquired. Certain purchase accounting adjustments were recorded in the fourth quarter of 1996 which were not reflected in the accompanying statement of operations for the Company for the period from July 10, 1996 to September 30, 1996. These adjustments were to properly record the fair value of the 14% Debentures, the buildings and the land. If these adjustments had been recorded during the period from July 10, 1996 to September 30, 1996, the net loss would have decreased from $11,446 to $9,504.

     There have been no significant changes in accounting principals or the estimates used in the preparation of the financial statements since the end of the most recently completed fiscal year.


3.   MORTGAGE LOAN AND INTEREST INCOME

     Due to the significant uncertainties caused by the filing of the Chapter 11 Plan, the Predecessor limited recognition of income on the Mortgage Loan for the periods from July 1, 1996 to July 9, 1996 and from January 1, 1996 to July 9, 1996 to the cash actually received from the Previous Owners. No cash was received by the Company during the period from July 10, 1996 to September 30, 1996.


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

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)


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

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

     The Floating Rate Notes bore interest based on 90-day LIBOR plus 4% which was reset two business days prior to each interest payment date. The weighted average interest rate for the period from January 1, 1997 through the repayment date, May 16, 1997, was 9.52% for the Company, and 9.48% for the nine months ended September 30, 1996 for the Company and the Predecessor. Interest was payable quarterly on March 1, June 1, September 1, and December 1 of each year.

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

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

     NationsBank Credit Facility

     The Company entered into a Credit Agreement (the "NationsBank Credit Agreement") dated as of May 16, 1997, with NationsBank of Texas, N.A. ("NationsBank"), pursuant to which NationsBank agreed to make term loans (the "NationsBank Loans") to the Company in an aggregate principal amount of up to $100 million. On May 16, 1997, NationsBank made a term loan to the Company in the principal amount of $55 million. The Company may elect interest periods based on one, two, three, or six month LIBOR rates. Interest accrues at LIBOR plus 1.75% and is payable at the end of each interest period. As of September 30, 1997, interest was accruing at 7.5% on the initial $55 million and no other NationsBank Loans have been made. The maximum amount of NationsBank Loans which may be outstanding at any time reduces quarterly commencing March 31, 1998 through the May 16, 2000 maturity date. Subject to the satisfaction of certain conditions precedent, the Company may extend the maturity date of the NationsBank Loans to 12/31/00 and such loans will bear interest based on LIBOR plus 2.125% during such extension period.

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

     On the Effective Date, the Company assumed the three remaining interest rate swap agreements and adjusted the carrying value of the swap liabilities to reflect their estimated fair value of approximately $5.3 million. For each swap, the Company and the Predecessor paid a net weighted average rate of interest of 3.76% and 3.91% for the nine months ended September 30, 1997 and 1996, respectively. As of September 30, 1997 and December 31, 1996, the net weighted average interest rate of swaps outstanding for the Company was 3.69% and 3.93%, respectively.

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

     The interest rate swaps are reported in the Company's financial statements on a mark to market basis. As of September 30, 1997 and December 31, 1996, the carrying amount of all interest rate swap agreements was reported as a liability by the Company of approximately $2.5 million and $5.2 million respectively, based on information supplied by the swap counterparties to the swap contracts. During the nine months ended September 30, 1997, the Company recorded an adjustment of approximately $2.7 million to properly mark to market the swaps as of September 30, 1997 and reflected the adjustment as reduction of interest expense in the Company's statement of operations.

5.   CONTRIBUTIONS, DISTRIBUTION AND NET LOSS PER SHARE

     Pursuant to the Stock Subscription and Stockholders Agreement dated July 9, 1996 that organized Holdings, the Limited Liability Company Agreement dated July 9, 1996 that organized LLC (hereinafter Holdings, and LLC will be collectively referred to as the "Owners") and the Amendment Agreement dated May 1, 1997 among the Owners, the Owners are required to provide additional contributions up to the Maximum Additional Mandatory Contribution, as defined, totaling $82.5 million. The Maximum Additional Mandatory Contribution shall be used to fund unforeseen capital expenditures and similar contingencies reasonably necessary to protect and maintain the value of the Property. During the nine months ended September 30, 1997, the company made cash distributions to each of its Owners in an aggregate amount of $44,127,504. RCPI and LLC would have each received 50% of the distribution but for the preferred return earned by the LLC. During the nine months ended September 30, 1997 LLC contributed an additional $10,000 to the Company and LLC receives an 8% cumulative preferred return on the $10,000 contribution.

     The Indenture governing the Convertible Debentures limits cash distributions to the Owners of the Company to the amount of cumulative Distributable Cash. The Indenture defines Distributable Cash as cash receipts from operations less operating expenses and interest. The amount of Distributable Cash, net of dividends and distributions paid (including the distribution referred to above), at September 30, 1997 and December 31, 1996 was approximately $49 million and $63 million respectively. This amount includes cash flows from operating activities and certain investing activities, net of dividends paid, from the Predecessor's inception through July 9, 1996 of approximately $70 million. As interest income was not received by the Predecessor during the period when the Previous Owners were under Chapter 11 protection, net cash flows from operations of the Property, which accrued to the benefit of the Company during this period, are also included.

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

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

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

     On November 15, 1996, Charal Investment Co., Inc. and C.W. Sommer & Co. filed a purported class action complaint in the United States District Court for the District of Delaware against certain former directors and officers of the Predecessor and against certain of the Company's indirect shareholders. Plaintiffs alleged that the defendants violated Section 10(b) of the Securities and Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder, and Section 14 of the Act and Rule 14a-9 promulgated thereunder by allegedly failing to provide adequate disclosure of the alleged possibility of a sale or lease financing of a portion of the Property to NBC and its parent corporation, GE, prior to the shareholder vote on the Merger. The complaint sought unspecified damages, recession of the Merger and/or disgorgement. The Company may have indemnity obligations with respect to one or more of the defendants. On December 11, 1996 and December 18, 1996, identical complaints were filed in the federal court in Delaware by additional plaintiffs. On January 13, 1997, all these actions were consolidated under the caption In re Rockefeller Center Properties, Inc. Securities Litigation, Cons. C.A. No 96-543 (RRM) ("In re RCPI"). On January 31, 1997, all defendants moved to dismiss the complaint for failure to state a claim. On March 3, 1997, the plaintiffs in In re RCPI responded to the motion to dismiss by filing an amended complaint. The two federal securities law claims remain the same, but the plaintiffs added new allegations that defendants failed adequately to disclose (i) the existence of certain transferable development rights, or air rights, that were obtained by the Company in connection with the Merger, and (ii) alleged negotiations with Christie's Auction House and the Walt Disney Company to become new tenants at Rockefeller Center. On April 30, 1997, defendants supplemented their initial motion to dismiss by moving to dismiss the amended complaint for failure to state a claim. On May 9, 1997, the court signed a supplemental order of consolidation admitting four new plaintiffs. Oral argument was held in connection with the motion to dismiss on October 7, 1997 and the motion is currently under consideration by the Court.

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (cont'd)
                                   (UNAUDITED)

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

                                     RCPI TRUST
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATION


     Due to the change in ownership on July 10, 1996, a full nine month period ended September 30, 1996 does not exist for either the Company or the Predecessor. As there are no comparable nine month periods, the discussion below relates only to the results of operations of the Predecessor for the six months ended June 30, 1996 and the financial condition and results of operation of the Company for the six months ended June 30, 1997. A comparison of the results of operations of the Company for the quarter ended September 30, 1997 and the period from July 10, 1996 to September 30, 1996 is included in the section captioned "Results of Operations - RCPI Trust". Management believes that the variation resulting from the nine days difference between periods is not material. In addition, pro forma operating statements are presented in this section to provide a meaningful comparison of the results of operation of the Property for the nine months ended September 30, 1997 and 1996 as if the acquisition of the Property and the NBC Sale (see below) had occurred on January 1, 1996.


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

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION (cont'd)


                                                   ($ In Thousands)
                                            For the six months ended June 30
                                                  1997             1996
                                               --------           --------

Zero coupon convertible debentures             $ 22,470           $ 17,971
Current coupon convertible debentures                --             11,022
14% debentures                                    4,579              5,489
NationsBank Loan                                    541                 --
Floating rate notes                                 507              5,588
GSMC Loan                                            --              2,379
Interest rate swaps and other                       (13)             2,054
                                               --------           --------

Total                                          $ 28,084           $ 44,503
                                               ========           ========


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


     LIQUIDITY AND CAPITAL RESOURCES - RCPI TRUST

     Land and Building

     As discussed above, on July 17, 1996, the Property was transferred to the Company and the related Mortgage Loan was canceled. Concurrently, the Previous Owners sold the NBC Space to GE, NBC, and their affiliates for $440 million. The NBC Space, measured in accordance with the standards promulgated by the New York Real Estate Board in 1987, accounted for approximately 1.5 million square feet, or 20.5% of the total area of the Property. At September 30, 1997 the Property, exclusive of the NBC Space, was approximately 86.3% occupied. Occupancy rates for the Property at various dates are presented in the following table. Occupancy rates for dates prior to the Effective Date have been adjusted to account for the sale of the NBC space.

         June 31, 1997               86.4%         September 30, 1996      82.8%

         March 31, 1997              83.3%         June 30, 1996           82.2%

         December 31, 1996           83.6%         March 31, 1996          83.8%

      The following table shows selected lease expirations and vacancy of the Property as of September 30, 1997. Area, as presented below and discussed above, is measured based on standards promulgated by the New York Real Estate Board in 1987. Lease turnover could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal and rental income will be affected significantly by market conditions at the time and by the terms at which the Company can then lease space.


                              Square Feet               Percent
               Year             Expiring                Expiring
               ----             --------                --------

               Vacant           809,538                  13.7%
               1997 *           121,000                   2.1%
               1998             331,184                   5.5%
               1999             203,646                   3.5%
               2000             446,581                   7.6%
               2001             125,545                   2.1%
               Thereafter     3,862,203                  65.5%
                              ---------                  -----

               Total          5,899,697                 100.0%
                              =========                 ======


               * Represents square feet and vacancy percentage for the quarter ended December 31, 1997.

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION (cont'd)


      Debt

      The Zero Coupons due December 31, 2000 accrete to a face value of approximately $586.2 million at an effective annual interest rate of 12.10%. Concurrent with the Merger, the carrying value of the Zero Coupons was adjusted to reflect the fair market value as of the Effective Date. As a result, the effective annual interest rate was adjusted from 10.23% to 12.10%. At September 30, 1997 and December 31, 1996, the carrying value of the Zero Coupons, net of unamortized discount, was approximately $396.4 million and $362.2 million, respectively.

      The Current Coupons were redeemed on August 28, 1996. Principal in the amount of $213.2 million plus accrued interest of $18.3 million was paid on that date. Interest accrued at the pay rate of 13% from the Effective Date through the redemption date. Prior to the Effective Date, interest accrued at an effective annual interest rate of 9.23%.

      The GSMC Loan was repaid in full on July 17, 1996. The total payment of $65.8 million included accrued interest of $2.8 million. Interest accrued at 10% from inception through the payment date.

      On July 17, 1996, outstanding principal and accrued interest on the Floating Rate Notes in the amount of $106.3 million was prepaid and on May 16, 1997, the remaining $10 million of principal was repaid. Interest had accrued at LIBOR plus 4%. Interest was paid quarterly on March 1, June 1, September 1, and December 1.

      The 14% Debentures have a principal balance of $75 million and mature on December 31, 2007. On the Effective Date, the carrying value of the 14% Debentures was adjusted to reflect their estimated fair value at that date, resulting in a premium. The effective interest rate, which is net of the amortization of this premium, is approximately 9.03%. Interest payments are made semi-annually on January 31 and July 31. As of September 30, 1997 and December 31, 1996, the carrying value of the 14% Debentures was approximately $100.1 million and $101.2 million, respectively.

      On May 16, 1997, the Company entered into the NationsBank Credit Agreement and as of September 30, 1997 has drawn $55 million under its $100 million facility and has incurred $1.6 million in interest.

      Cash Flow

      During the nine months ended September 30, 1997 the Company received cash flows of approximately $30.7 million from operations of the Property. The Company used this cash flow from operations and its existing cash balance to fund tenant improvements of approximately $10.4 million and other leasing costs of approximately $12.9 million. In addition, the Company expended approximately $9.5 million for building improvements, furniture, fixtures and equipment. Legal costs and placement fees incurred in connection with the closing of the NationsBank Credit Agreement were approximately $3.4 million.

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

      RESULTS OF OPERATIONS - RCPI TRUST

      As the Company has only been active since July 10, 1996, pro forma operating statements for the nine months ended September 30, 1997 and 1996 have been prepared as if the Property had been acquired on January 1, 1996. The discussion below highlights certain items included on the Company's operating statement for the nine months ended September 30, 1997, which are not otherwise discussed. For a discussion of comparative results of operations of the Property related to the pro forma operating statements, refer to the caption "Pro Forma Results of Operations - The Property." The remaining information in this section is a discussion of comparative results of operations for the Company for the quarter ended September 30, 1997 and for the period from July 10 to September 30, 1996.

      Base rent increased for the quarter ended September 30, 1997 in part due to an increase in occupancy to 86.3% from 82.8% as of September 30, 1996. In addition, base rent for the quarter ended September 30, 1997, as compared to the period from July 10, 1996 to September 30, 1996 increased due to new leases signed with higher rental rates in 1997. It should also be noted that although the Company began operations on July 9, 1996, it did not own the Property and therefore record rental income until July 17, 1996.

      Interest and other income has decreased for the quarter ended September 30, 1997, as compared to the period from July 10 to September 30, 1996, primarily due to the fact that a one time termination payment was received in 1996 totaling $1.2 million.

      Interest expense has decreased in the quarter ended September 30, 1997, as compared to the period from July 10, 1996 to September 30, 1996, primarily due to the fact that prior year results include a prepayment penalty on the Floating Rate Notes of $1.8 million.

      Real estate taxes have increased in the quarter ended September 30, 1997, as compared to the period from July 10, 1996 to September 30, 1996, partially due to a slight increase in the assessed value of the Property. In addition, although the Company began operations on July 10, 1996, it did not own the Property and therefore record real estate tax expense until July 17, 1996.

      The decrease in professional fees for the quarter ended September 30, 1997, as compared to the period from July 10, 1996 to September 30, 1996 is due to the fact that the Company incurred approximately $6.1 million in costs related to the NBC Sale in 1996.

      PRO FORMA RESULTS OF OPERATIONS - THE PROPERTY

      To provide a more meaningful comparison of results of operations, pro forma statements of operations have been presented for the nine months ended September 30, 1997 and 1996 as if the acquisition of the Property by the Company had occurred on January 1, 1996. The pro forma statements of operations are based upon the Company's statement of operations for the nine months ended September 30, 1997 and the Previous Owners' statement of operations for the period from January 1, 1996 to July 17, 1996, the "Transfer Date" and the Company's results from the transfer date to September 30, 1996.

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION (cont'd)

      The pro forma statements of operations for the nine months ended September 30, 1997 and 1996 have been adjusted to show the effect of (i) gross revenues and operating expenses had the NBC Sale occurred on January 1, 1996; (ii) interest expense had the GSMC Loan and Current Coupons been repaid in full, and had $106.3 million of principal on the Floating Rate Notes been paid on January 1, 1996; (iii) depreciation and amortization expense had the Property been purchased and had the NBC Sale occurred on January 1, 1996, and (iv) general and administrative expenses had certain bankruptcy related costs not been incurred by the Previous Owners and had costs related to the NBC Sale been incurred on January 1, 1996.

      The pro forma results are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred, nor are they indicative of future results of operations.

                                                                        ($ In Thousands)
                                                                Nine months ended September 30,

                                                                    1997              1996
                                                                 ---------          ---------
 Gross Revenue:
 Rent and other tenant charges                                   $ 137,084          $ 135,456
 Interest income                                                     1,152              2,413
                                                                 ---------          ---------
                                                                   138,236            137,869
 Operating Expenses:
 Real estate taxes                                                  25,030             25,503
 Utilities                                                          12,593             11,769
 Maintenance, engineering, and other operating expenses             32,967             41,665
 Depreciation and amortization                                      14,330             11,988
 Management fee                                                      2,516              4,428
 General and administrative                                          6,984             10,748
                                                                 ---------          ---------
                                                                    94,420            106,101
                                                                 ---------          ---------
Earnings before interest                                            43,816             31,768
Interest expense                                                    43,578             38,755
                                                                 ---------          ---------
Net income (loss)                                                $     238          ($  6,987)
                                                                 =========          =========


      Rent and other tenant charges increased by approximately $1.6 million for the nine months ended September 30, 1997 as compared to the same period in the prior year. Occupancy increased slightly to 86.3% at September 30, 1997 as compared to 82.2% at June 30, 1996. The increase in rent and other tenant charges is also due in part to new leases signed at higher rental rates than were existing in the prior year and termination payments received totaling $1.2 million.

      The decrease in utilities; maintenance, engineering and other operating expenses; and management fees in an aggregate amount of $9.8 million is due to achieving cost reductions during the first nine months of 1997.

      The decrease in general and administrative expenses is due primarily to legal and professional fees related to the NBC Sale of approximately $6.1 million, which were incurred during the first nine months of 1996. This decrease in 1997 is offset by the $2.0 million settlement and $617,000 of legal fees expended during the nine months ended September 30, 1997 related to the settlement of the Bear Sterns & Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation lawsuit.

      Based on pro forma calculations, interest expense increased by $4.8 million for the nine months ended September 30, 1997. This increase is due primarily to interest related to the Zero Coupons, which compound at 12.10% annually resulting in an additional $3 million of expense during 1997. In addition $1.5 of interest expense related to the NationsBank Loan was incurred during the first nine months of 1997 with no corresponding expense during 1996.

                                         RCPI TRUST
                                 PART II - OTHER INFORMATION


         ITEM 1.     Legal Proceedings

         The information set forth in Note 6 to the financial statements is incorporated herein by reference. See also the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 1997 and June 30, 1997.

ITEM 6.  (a) EXHIBITS

             (3.1) Certificate of Trust of RCPI Trust, dated March 22, 1996 is incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

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

             (4.4) Second Supplemental Indenture dated as of July 10, 1996 between the Company and the United States Trust Company of New York, as Trustee, is incorporated by reference to
                    Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

             (4.5) Instrument of Resignation, Appointment and Acceptance dated as of December 1, 1993 among the Registrant, Chemical Bank, successor by merger to Manufacturers Hanover Trust Company, and United States Trust Company of New York is incorporated by reference to Exhibit 4.21 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1993.

             (4.6) Credit Agreement, dated as of May 16, 1997, between the Company, NationsBank of Texas, N.A. and the Lenders parties thereto is incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

             (4.7) Intercreditor and Subordination Agreement, dated as of May 16, 1997, among WHRC Real Estate Limited Partnership, as attorney-in-fact for the 14% Debenture holder, the Company and NationsBank of Texas, N.A. is incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

             (4.8) Limited Recourse Agreement, dated as of May 16, 1997, made by certain members of the Investor Group and for certain of their affiliates in favor of NationsBank of Texas, N.A. is incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

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


                                                   RCPI TRUST




         Date:  November 14, 1997          By:   /s/ David Augarten
                                                 ------------------
                                                 Vice President
                                                 (Principal Financial Officer)