Form 10-K405
period 1997-12-31
RCPI TRUST /DE/
filed 1998-03-31
CIK 773652

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------

                                    FORM 10-K

                      -------------------------------------

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to __________________.

Commission file number 1-8971*

                                   RCPI TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             13-7087445
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                       c/o Tishman Speyer Properties, L.P.
                   45 Rockefeller Plaza, New York, N.Y. 10111
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 332-6535
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
 Title of each class                                      on which registered
 -------------------                                      -------------------
        None                                                      None

        Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $0.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2 Trust Ownership Interests as of March 31, 1998.

                       Documents Incorporated by Reference

Rockefeller Center Properties Inc.'s Proxy Statement for its 1996 Special Meeting of Stockholders, dated February 14, 1996, is incorporated by reference as a supplemental response to the information required by Items 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

----------
* As successor in interest to Rockefeller Center Properties, Inc. (Commission File No. 1-8971).

                                   RCPI TRUST

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART I

      ITEM 1.  Business........................................................1

      ITEM 2.  Property........................................................4

      ITEM 3.  Legal Proceedings...............................................8

      ITEM 4.  Submission of Matters to a Vote of
               Security Holders...............................................10

PART II

      ITEM 5.  Market for the Registrant's Common Equity
               and Related Stockholder Matters................................11

      ITEM 6.  Selected Financial Data........................................12

      ITEM 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations..................15

      ITEM 8.  Financial Statements and Supplementary Data....................22

      ITEM 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.........................50

PART III

      ITEM 10. Directors and Executive Officers
               of the Registrant..............................................51

      ITEM 11. Executive Compensation.........................................52

      ITEM 12. Security Ownership of Certain
               Beneficial Owners and Management...............................53

      ITEM 13. Certain Relationships and Related
               Transactions...................................................53

PART IV

      ITEM 14. Exhibits, Financial Statements Schedules
               and Reports on Form 8-K........................................56


                                       (i)

                                     PART I

Item 1. Business

      Organization and Purpose

      Rockefeller Center Properties, Inc. (referred to as "Inc." or the "Predecessor") was incorporated in Delaware on July 17, 1985. Inc. was formed to permit public investment in two convertible participating mortgages totaling $1.3 billion (collectively the "Mortgage Loan"). On September 19, 1985, Inc. issued 37,510,000 shares of common stock (the "Common Stock") in an initial public offering registered under the Securities Act of 1933 (the "Act"). Simultaneously with the offering of the Common Stock, Inc. issued Current Coupon Convertible Debentures due 2000 and Zero Coupon Convertible Debentures due 2000 (collectively, the "Convertible Debentures"). In December of 1993, 750,704 warrants issued in connection with the settlement of litigation were exercised and a like number of shares of Common Stock were issued. In December 1994, Inc. issued $150 million of Floating Rate Notes (the "Floating Rate Notes") due December 31, 2000 to Goldman Sachs Mortgage Company, and $75 million of 14% Debentures (the "14% Debentures") due December 31, 2007 to Whitehall Street Real Estate Limited Partnership V ("Whitehall"). In conjunction with the issuance of the 14% Debentures, Inc. also issued 4,155,927 Warrants ("Warrants") to acquire newly issued common stock exercisable at $5 per share and 5,394,541 Stock Appreciation Rights ("SARS") convertible into 14% Debentures or under certain circumstances, Warrants.

      The net proceeds of the initial Common Stock offering and the offerings of Convertible Debentures were used by Inc. to make the Mortgage Loan to two partnerships, Rockefeller Center Properties and RCP Associates (collectively, the "Previous Owners"). The partners of the Previous Owners were Rockefeller Group, Inc. ("RGI") and a wholly-owned subsidiary of RGI. Mitsubishi Estate Company, Ltd. controlled an 80% equity interest in RGI, and Rockefeller family interests held the remaining 20%.

      RCPI Trust (the "Company") was established in the State of Delaware on March 26, 1996 as a Delaware business trust. The Company was organized pursuant to the Trust Agreement dated July 10, 1996 (the "Trust Agreement") between Inc., a wholly owned subsidiary of RCPI Holdings, Inc. ("Holdings") and RCPI Investors L.L.C. ("LLC"), each owning a 50% undivided beneficial interest. The primary purpose of the Company is to own, manage and operate the landmarked buildings and public space known as Rockefeller Center (the "Property"), and to be successor in interest to Inc.

      On July 10, 1996, pursuant to the Merger Agreement (as described below), Holdings purchased all the outstanding Common Stock of Inc. with approximately $172 million of its own equity and approximately $172 million obtained through a note payable to LLC. The note payable was then transferred to Inc. prior to the transfer of all Inc.'s assets and liabilities to the Company in exchange for a 50% undivided beneficial ownership interest. At the same time, LLC contributed its note receivable of $172 million to the Company in exchange for a 50% undivided beneficial ownership interest.

      Prior to July 10, 1996, the Company's activities were limited to organizational matters.

      Merger Agreement

      Pursuant to an Agreement and Plan of Merger dated November 7, 1995 (as amended, the "Merger Agreement"), entered into between Inc. and a group of investors (the "Investor Group") the members of which are Exor Group S.A., Prometheus Investors, L.L.C., Rockprop, L.L.C., Troutlet Investments Corporation, Gribble Investments (Tortola) BVI, Inc., Weevil Investments (Tortola) BVI, Inc. and

      Whitehall, RCPI Merger Inc., a wholly owned subsidiary of Holdings, was merged (the "Merger") with and into the Predecessor. Consequently, the Predecessor became a subsidiary of Holdings, a Delaware corporation controlled by the Investor Group.

      The Merger Agreement was approved by the stockholders of the Predecessor on March 25, 1996 and became effective on July 10, 1996 (the "Effective Date"). Pursuant to the Merger, each share of the Predecessor's common stock outstanding as of the Effective Date (other than (i) shares of Common Stock held by the Predecessor or any of its subsidiaries, (ii) shares of Common Stock held by Holdings or any of its subsidiaries (including RCPI Merger Inc.) and (iii) any shares of Common Stock held by a stockholder who was entitled to demand, and who properly demanded and has not withdrawn such demand an appraisal for such shares in accordance with Section 262 of the Delaware General Corporation Law) was converted into the right to receive $8.00 in cash, without interest thereon. As of the Effective Date, the Common Stock of Inc. was held by Holdings and the Warrants and SARS, previously held by Whitehall were contributed through Holdings to Inc. and canceled. Thereafter, on the Effective Date, Inc. transferred substantially all of its assets (including the Mortgage Loan) and liabilities to the Company and the Company became the successor to Inc. under the Indenture governing the Convertible Debentures.

      In addition, under the Merger Agreement, Goldman Sachs Mortgage Company ("GSMC"), an affiliate of Whitehall, which was a party to the Merger Agreement for this purpose, agreed to make a line of credit available to the Predecessor (the "GSMC Loan") during the period between November 7, 1995 and the earlier of (1) the consummation of the merger contemplated by the Merger Agreement or (2) any termination of the Merger Agreement. The Predecessor had borrowed $63.7 million under the GSMC Loan. The principal balance and accrued interest were repaid in full on July 17, 1996 by the Company.

      Borrower's Chapter 11 Plan

      On May 11, 1995, the Previous Owners filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. The Previous Owners and their partners filed a Chapter 11 reorganization plan (the "Chapter 11 Plan") that contemplated ownership of the Property being turned over to Inc. or its designee upon consummation of the Chapter 11 Plan. Pursuant to the order of the Bankruptcy Court, the Chapter 11 Plan was confirmed on May 29, 1996, and became effective on July 17, 1996, upon the transfer of the Property by the Previous Owners to the Company in satisfaction of the Mortgage Loan (the "Transfer").

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

      Repurchases and Repayments of Debt

      Between 1987 and 1992, the Predecessor repurchased and retired 36.4% of the original principal amount of the Current Coupon Convertible Debentures and 38.4% of the face amount of the Zero Coupon Convertible Debentures. These repurchases were financed with unsecured short-term nonconvertible borrowings. Subsequently, these borrowings were replaced with Floating Rate Notes and 14% Debentures in December 1994. The remaining Current Coupon Convertible Debentures were redeemed on August 28, 1996, and the principal amount of $213,170,000 plus accrued interest was paid on that date. The remaining Zero Coupon Convertible Debentures accrete to a face value of $586,185,000. A total of $106,296,000 of the outstanding principal plus accrued interest of the Floating Rate Notes was prepaid on July 17, 1996. As of December 31, 1996, an aggregate principal amount of $10 million remained outstanding, which was repaid on May 16, 1997. See also Note 6 to the Financial Statements provided in response to Item 8.

      Competitive Market

      The information set forth in this section is based upon data supplied by Cushman & Wakefield, Inc. ("C&W") and publicly available sources. The statements with respect to real estate markets and market trends made in this section and elsewhere in this Annual Report are based upon the conclusions of C&W as experts and are based upon their 1997 year end office summary.

      New York City is the largest office real estate market in the United States. Its central business district has two primary concentrations, midtown and downtown Manhattan. The Property is located in Manhattan's midtown office market. The midtown market comprises approximately 221 million square feet of rentable office space, of which 169 million square feet of existing space is considered Class "A" or "Prime". The market principally serves corporate headquarters and financial, legal, communications, advertising and other service firms, as well as foreign businesses and governments, for which prestige, central location and amenities are factors justifying the higher rental rates charges for prime office space.

      Substantial lease commitments completed in the Midtown market during the year drove total leasing activity to nearly 20 million square feet, the highest level ever recorded in Midtown and a gain of seven percent from 1996. While more than half of the Midtown submarkets posted gains in leasing from last year's level, the most significant growth occurred within the Penn Station and Textile/Garment sectors, each of which increased by roughly 62 percent. These two submarkets accounted for nearly 22 percent of total Midtown activity, compared to a 14 percent share in 1996.

      The demand for space was mainly driven by financial investment firms, banking and publishing companies. These three top leasing industries committed to a combined total of nearly four million square feet in transactions 10,000 square feet and larger. The printing/publishing sector was bolstered by the commitment by McGraw Hill to lease more than 450,000 square feet at Two Penn Plaza, the largest transaction of the year. Dynamic leasing activity outweighing new space availabilities drove total absorption to positive 4.2 million square feet, the highest recorded level in Midtown.

      The Midtown vacancy rate fell to 8.9 percent from 11.1 percent in the prior year driven by a year of exceptional activity. The Class A vacancy rate declined to 8.2 percent from 10 percent, while the class B vacancy rate fell by 4.2 percentage points to 11.3 percent. Of the 11 Midtown submarkets, seven posted vacancy rates well under 10 percent for the year. Class A blocks of 50,000 square feet and larger decreased by 15 percent from 1996. The majority of opportunities were in the Grand Central market where 22 blocks of class A space were available at year-end.

      Total direct asking rentals rose to $33.34 per square foot from $30.63 in 1996. The most critical gains occurred in the class A market, where rental rates rose by $3.55 per square foot in 1997 and measured $39.29. The Madison/Fifth and Park Avenue submarkets posted the highest class A asking rental rates in the City at $49.01 and $48.19 per square foot, respectively.

Item 2. Property

      Rockefeller Center is among the best-known commercial real estate complexes in the world, offering an architecturally renowned combination of office, retail and public space. Occupying most of the three blocks (approximately 12 acres) between 48th and 51st Streets and Fifth Avenue and Avenue of the Americas in midtown Manhattan, the Property includes 12 buildings, all but one of which were completed between 1932 and 1940, having approximately 7.4 million square feet of rentable office, retail, storage and studio space as measured in accordance with the measurement standards promulgated by the Real Estate Board of New York in 1987 (including the NBC space). The Company owns the fee interest in the entire Property, except the NBC Space, and the land underlying a portion of the building at 600 Fifth Avenue, which is owned by an unrelated party and leased to the Company through the year 2000 at an annual rent of $650,000. This lease provides for three renewal periods of 21 years each. Thereafter, this ground lease provides for three renewal periods of 21 years each at annual rents of 6%, 7% and 8%, respectively, of the value of the land (exclusive of improvements and unencumbered by the ground lease) appraised for its highest and best use, determined at the beginning of each such renewal term.

      Also included in the Property is Radio City Music Hall (the "Music Hall"), which is leased to Radio City Music Hall Productions, Inc. ("RCMHP") at $5,400,000 annually through February 28, 1998. RCMHP was a wholly-owned subsidiary of an affiliate of the Previous Owners. RCMHP is obligated under the lease to pay for the expenses of maintaining the interior of the Music Hall and the property taxes assessed against the portion of the building housing the Music Hall. The Company is responsible for the expenses of exterior maintenance. A new lease was executed with RCMHP on December 4, 1997 for the Music Hall. The lease has a commencement date of March 1, 1998 and provides for approximately $13 million in base rent per year.

      The following table provides summary information regarding the buildings included in the Property.

                                                                                  At December 31, 1997
                                                                         -------------------------------------

                                                     Number of            Rentable area              Occupancy
Building                          Year opened         stories               (sq.ft.)(1)              percentage
--------                          -----------        ---------            -------------              ----------
GE (2)                               1933               69                   2,289,904                  92.8
NBC Studio (2)                       1933               10                     384,592                 100.0
GE West (2)                          1933               16                     188,814                 100.0
1270 Avenue of the Americas (3)      1932               32                     478,602                  78.3
Associated Press                     1938               16                     469,128                  84.3
International                        1935               40                   1,239,226                  81.2
British Empire                       1933                9                     123,596                  90.3
La Maison Francaise                  1933                9                     127,570                  94.9
One Rockefeller Plaza                1937               35                     566,231                  93.8
Ten Rockefeller Plaza (5)            1939               17                     346,986                  91.7
Simon & Schuster                     1940
   and Addition                                                                729,836                  93.6
600 Fifth Avenue                     1955               21                     434,258                  80.3
Additional Property (4)              1952               29                      35,385                 100.0
                                                                             ---------
    Subtotal                           --               --                   7,414,128                  89.3
    Less: NBC Space                                                          1,514,431
                                                                             ---------
      Total                                                                  5,899,697                  86.7
                                                                             =========

----------
(1) Measured in accordance with the standard for measurement promulgated by the New York Real Estate Board in 1987. Includes office, retail and storage space. ( Includes NBC Space of 1,514,431 square feet.)

(2) Includes NBC Space in the GE, NBC Studio, and GE West buildings of 941,025, 384,592 and 188,814 square feet, respectively.

(3) Radio City Music Hall is included as part of this building but excluded from the rentable area and occupancy percentage data.

(4) Includes the underground concourse and lower plaza and includes the Television City and Hurley's restaurant buildings.

(5) Includes the Garage as part of the building but excluded from rentable area and occupancy.

      Rockefeller Center is one of the world's largest privately-owned business and entertainment complexes which employs 575 people. In addition to the buildings described above, the Property contains a wide range of amenities including the Channel Gardens landscaped promenade, the lower plaza used as an ice skating rink during colder weather and otherwise for outdoor dining, a 3 story 275-car parking garage and extensive off-street truck delivery areas, an underground retail and pedestrian concourse connecting all buildings and providing access to an on-site subway station, roof gardens and the Music Hall. Retail space within the Property includes approximately 200 shops and 20 restaurants as of December 31, 1997. The murals and statuary which are an integral part of the Property include over one hundred major works by more than thirty artists, including the renowned sculpture "Prometheus". A private street, Rockefeller Plaza, parallels Fifth Avenue and the Avenue of the Americas and bisects the Property.

      Under the existing zoning regulations, there is allocable to the Property the right to develop up to approximately 2.0 million square feet of floor area in excess of the floor area presently constructed thereon. These excess development rights may be transferred to other properties or, with the approval of the New York City Landmarks Preservation Commission (the "Landmarks Commission"), used to construct additional floor area within the Property. The Company has reserved the right to transfer these rights. See also Note 11 to the Financial Statements provided in response to Item 8.

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

      Appraisal Value

      The Property was appraised as of December 31, 1994 by Douglas Elliman Appraisal and Consulting Division ("Douglas Elliman"), an independent appraisal firm. In a report dated January 11, 1995, Douglas Elliman concluded that, as of December 31, 1994, the fair market value of the Property was $1.25 billion, an increase of $100 million from the value assigned in an appraisal conducted by that same firm as of December 31, 1993. The Weitzman Group, Inc. ("The Weitzman Group"), an independent real estate consulting firm, reviewed the Douglas Elliman appraisal and issued a review and concurrence report dated February 15, 1995 stating that, based upon the review described in such report, The Weitzman Group concurred with the Douglas Elliman appraisal and that, in the opinion of The Weitzman Group, the market value estimated by Douglas Elliman did not vary by more than 5 percent from the market value The Weitzman Group would have estimated in a full and complete appraisal of the same interests. Copies of the 1994 appraisal and concurrence report were filed as exhibits to the Predecessor's Current Report on Form 8-K filed on February 22, 1995, and a copy of the 1993 appraisal was filed as an exhibit to the Predecessor's Current Report on Form 8-K filed on February 22, 1994. Based on the price of $8.00 per share paid for the Predecessor's common stock, the fair market value of the Property on the Effective Date, prior to the sale of the NBC Space, was $1.21 billion.

      Property Management

      On July 10, 1996 the Company entered into a management agreement (the "Management Agreement") with Tishman Speyer Properties (the "Agent"), an affiliate of Rockprop, L.L.C., a member of the Investor Group, which expires on July 17, 1999. The Management Agreement will automatically renew for additional one year terms unless either party gives notice of election not to renew. The Agent earns a management fee based on 1.5% of Gross Revenues, as defined. See also Item 13 provided in response to
      Item 8, "Certain Relationships and Related Transactions" and Note 10 to the accompanying financial statements.

      Real Estate Taxes

      The targeted and actual assessed valuation of the Property and the real estate taxes payable by the Property are set forth in the following schedule for the fiscal year periods encompassing the years ended December 31, 1995, 1996, 1997 and 1998 and the period ended June 30, 1999. The schedule reflects the final settlement negotiated with the Tax Commission of the City of New York during 1995. This settlement reduced the targeted assessed valuation of the Property. Increases in targeted assessed valuation are required to be phased-in over a five-year period commencing with the fiscal year for which it is first increased.

                          ($ in millions)

                             Targeted
                              Assessed       Actual Assessed       Real Estate
       Fiscal Year           Valuation          Valuation         Taxes Payable
      July 1-June 30           (1)(2)             (1)(2)              (1)(2)
      --------------         ---------       ---------------      -------------
         1994/95               $320.8            $320.8              $34.0
         1995/96               $318.2            $318.2              $33.1
         1996/97               $326.1            $326.1              $33.4
         1997/98               $332.4            $332.4              $34.2
         1998/99               $359.8            $359.8              $34.9(3)

      ----------
      (1) Excludes amounts applicable to Radio City Music Hall. Real estate taxes assessed against the Music Hall portions of the Property are not charged to the Property.

      (2)   Excludes amounts applicable to the NBC space.

      (3)   Based on the tax rate for the 1997/98 fiscal year.

      Year 2000 Compliance

      The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

      The Company began preparations for the year 2000 in 1996 and has identified all significant applications that will require modification to ensure compliance. Internal and external resources have been and continue to be used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications is substantially complete.

      In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

      The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

Item 3. Legal Proceedings

      On January 23, 1995, Bear, Stearns & Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation commenced an action against the Predecessor in the Supreme Court of the State of New York, County of New York. The plaintiffs alleged that the Predecessor breached a contract relating to the plaintiffs' provision of investment banking services to the Predecessor in connection with a proposed 1994 transaction. The plaintiffs sought $5.1 million, plus costs, attorneys' fees and interest. On October 10, 1995, the Predecessor filed an answer to the complaint which denied the plaintiffs' allegations and asserted numerous affirmative defenses. On June 11, 1996, the plaintiffs moved for partial summary judgment on their claim for $950,000 in advisory fees and reimbursement of expenses incurred in connection with the underlying proposed transaction. On December 10, 1996, the court granted plaintiffs' motion, and on February 5, 1997, the court entered judgment on that claim in the total amount, including pre-judgment interest, of $1,115,612. The Company satisfied that judgment prior to trial. The trial regarding the plaintiffs' claims for its "success fees" and indemnification of legal fees and expenses commenced on February 24, 1997. On March 3, 1997, during the course of the trial, the parties agreed to a settlement. Pursuant to the settlement agreement, the Company paid plaintiffs $2 million, and plaintiffs dismissed the lawsuit with prejudice. Plaintiffs and the Company executed mutual releases of all claims arising out of the engagement of plaintiffs in connection with the proposed 1994 transaction.

      On May 24, 1995, Jerry Krim commenced an action encaptioned Krim v. Rockefeller Center Properties, Inc. and Peter D. Linneman. On June 7, 1995, Kathy Knight and Moishe Malamud commenced an action encaptioned Knight, et al. v. Rockefeller Center Properties, Inc. and Peter D. Linneman. Both actions were filed in the United States District Court for the Southern District of New York and purport to be brought on behalf of a class of plaintiffs comprised of all persons who purchased the Predecessor's Common Stock between March 20, 1995 and May 10, 1995. The complaints allege that the Predecessor and Dr. Linneman violated the federal securities laws by their purported failure to disclose, prior to May 11, 1995, that the Previous Owners would file for bankruptcy protection. The cases have been consolidated. On July 28, 1995, the Predecessor and Dr. Linneman filed answers to the complaints denying plaintiffs' substantive allegations and asserting numerous affirmative defenses. On September 22, 1995, plaintiffs served an Amended Class Action Complaint adding the Predecessor's remaining directors and its president as defendants. In addition to the foregoing claims, the Amended Complaint also asserts a cause of action for breach by the Predecessor's directors and its president of their fiduciary duties by approving the Agreement and Plan of Combination dated as of September 11, 1995, between the Predecessor and Equity Office Holdings, L.L.C. ("EOH") (the "Combination Agreement"). The plaintiffs are seeking damages in such amount as may be proved at trial. Plaintiffs are also seeking injunctive relief, plus costs, attorneys' fees and interest. The Company intends to vigorously contest these actions.

      On November 15, 1996, Charal Investment Co., Inc. and C.W. Sommer & Co. filed a purported class action complaint in the United States District Court for the District of Delaware against certain former directors and officers of the Predecessor and against certain of the Company's indirect shareholders. Plaintiffs alleged that the defendants violated Section 10(b) of the Securities and Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder, and Section 14 of the Act and Rule 14a-9 promulgated thereunder by allegedly failing to provide adequate disclosure of the alleged possibility of a sale or lease financing of a portion of the Property to NBC and its parent corporation, GE, prior to the shareholder vote on the Merger. The complaint sought unspecified damages, rescission of the Merger and/or disgorgement. The Company may have indemnity obligations with respect to one or more of the defendants. On December 11, 1996 and December 18, 1996, identical complaints were filed in the federal court in Delaware by additional plaintiffs. On January 13, 1997, all these actions were consolidated under the caption In re Rockefeller Center Properties, Inc. Securities Litigation, Cons. C.A. No 96-543 (RRM) ("In re RCPI"). On January 31, 1997, all defendants moved to dismiss the complaint for failure to state a claim. On March 3, 1997, the plaintiffs in In re RCPI responded to the motion to dismiss by filing an amended complaint. The two federal securities law claims remain the same, but the plaintiffs added new allegations that defendants failed adequately to disclose (i) the existence of certain transferable development rights, or air rights, that were obtained by the Company in connection with the Merger, and (ii) alleged negotiations with Christie's Auction House and the Walt Disney Company to become new tenants at Rockefeller Center. On April 30, 1997, defendants supplemented their initial motion to dismiss by moving to dismiss the amended complaint for failure to state a claim. On May 9, 1997, the court signed a supplemental order of consolidation admitting four new plaintiffs. On December 11, 1997, the Court entered an order dismissing all of plaintiffs' claims except those concerning the transferable development rights. Plaintiffs subsequently filed a motion for reconsideration of the order or, in the alternative, for certification of the order for interlocutory appeal. Defendants opposed both parts of the motion. The motion is currently pending before the Court.

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

      On February 25, 1997, an action entitled Debora v. Rockefeller, et. al., 97 Civ. 01312 (LLS) ("Debora"), was filed in the United States District Court for the Southern District of New York. The complaint in Debora is substantially similar to the original complaint in In re RCPI. The defendants are the same in both actions. The Debora complaint alleges common law fraud and deceit in addition to the two federal securities law violations alleged in In re RCPI.

      On July 31, 1995, L.L. Capital Partners, L.P. commenced an action against the Predecessor in the United States District Court in the Southern District of New York. The plaintiff alleged that, the Predecessor's prospectus dated November 3, 1993, failed to disclose its purported belief that the Rockefeller family interests and Mitsubishi Estate Company, Ltd. would cease to fund the Previous Owners' cash flow shortfalls. On January 3, 1997, the parties entered into a settlement agreement and executed and filed stipulations of dismissal and releases dismissing all claims, counterclaims and third party claims with prejudice. In connection with the dismissal, the Company paid L.L. Capital Partners, L.P. the sum of $50,000.

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

      On July 31, 1996, a Petition for Appraisal, captioned Solomon v. Rockefeller Center Properties, Inc., C.A. No. 15155, was filed in the Delaware Court of Chancery. The petitioners allege that the consideration paid to the Predecessor's stockholders in conjunction with the Merger was inadequate, and they request that the Court determine the fair value of their stock at the time of the Merger. Predecessor filed its Response to the Petition for Appraisal on October 7, 1996, in which it asserts that the fair value of Predecessor common stock at the time of the Merger was not more than $8.00 per share and asks the Court to so determine.

      During 1997, the Company resolved certain legal claims with no material adverse impact on the 1997 results of operations. The Company is also a defendant in other litigation and in some instances the amounts sought include substantial claims. Although the outcome of claims, litigation and disputes cannot be predicted with certainty, in the opinion of management based on facts known at this time, the resolution of such matters are not anticipated to have a material adverse effect on the financial position or results of operations of the Company. As these matters continue to proceed through the process to ultimate resolution, it is reasonably possible that the Company's estimation of the effect of such matters could change within the next year.

Item 4. Submission of Matters to a Vote of Security Holders.

      None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      There is no established public trading market for the Company's Trust Ownership Interests. There are two (2) record holders of such interests as of March 31, 1998.

      On July 10, 1996, pursuant to the Merger Agreement, Holdings and RCPI Investors L.L.C. each received a 50% undivided beneficial interest in the Company for $172 million each. This sale of securities was exempt from the registration requirements of the Act by virtue of Section 4(2) thereof due to the fact that there were only two offerees. See also Item 1, "Business".

      The Indenture governing the Convertible Debentures limits cash distributions to the Owners, as defined, to the amount of cumulative Distributable Cash, as defined. The Indenture defines Distributable Cash as cash receipts from operations less operating expenses and interest. The amount of Distributable Cash, net of dividends paid, at December 31, 1997 and 1996 was computed as follows ($ in thousands):


                                                        1997         1996
                                                      --------     --------
Cash flow provided by (used in) operations (i)        $ 43,912     $ (6,997)
    Distributions                                      (44,128)          --
                                                      --------     --------
Decrease in cumulative Distributable Cash                 (216)      (6,997)

    Balance, beginning of period                        62,790       69,787(ii)
                                                      --------     --------
    Balance, end of period                            $ 62,574     $ 62,790
                                                      ========     ========

      (i)   See statements of cash flows. See Item 8.

      (ii) This amount includes cash flows from operating activities and certain investing activities, net of dividends paid, from Inc.'s inception through July 9, 1996 of approximately $70 million. As interest income was not received by Inc. during the period when the Previous Owners, as defined, were under Chapter 11 protection, net cash flows from operations of the Property, which accrued to the benefit of the Company during this period, are also included.

Item 6. Selected Financial Data.

                                   RCPI TRUST
                         Selected Financial Information
                             (Dollars in thousands)



Statement of Operations Data
(for the period ended):                                                        December 31, 1997         December 31, 1996
                                                                               -----------------         -----------------
     Total revenues                                                            $        189,182          $          88,488

     Operating expenses                                                                 111,808                     62,575
     Interest expense                                                                    58,832                     30,508
     Depreciation and amortization                                                       19,762                      7,047
                                                                               -----------------         ------------------

     Net loss                                                                  $         (1,220)         $         (11,642)
                                                                               =================         ==================


Balance Sheet Data:                                                         As of December 31, 1997   As of December 31, 1996
                                                                            -----------------------   -----------------------
     Real estate                                                               $        785,829          $         766,627
     Total assets                                                                       887,646                    839,672
     Debt                                                                               563,199                    473,310
     Debt due after one year                                                            563,199                    463,310
     Total liabilities                                                                  600,518                    507,206
     Owners' equity                                                                     287,128                    332,466


Other Financial Data (for the period ended):                                   December 31, 1997         December 31, 1996
                                                                               -----------------         -----------------
     Net cash provided by (used in) operating activities                       $         43,912          $          (6,997)
     Net cash (used in) provided by investing activities (1)                            (42,225)                   419,852
     Net cash (used in) financing activities (2)                                         (2,935)                  (384,090)
     Repurchase of Convertible Debentures (3)                                                 -                   (213,170)

----------
(1) Included in net cash provided by investing activities for the period ended December 31, 1996 is $440,000 of proceeds received from the sale of the NBC space.

(2) Net cash (used in) financing activities for the period ended December 31, 1996 includes cash expended to retire the Current Coupons, GSMC Loan, and a significant portion of the Floating Rate Notes.

(3) As of December 31, 1997, the aggregate face value of the Convertible Debentures repurchased since 1987 was $710,605.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                         SELECTED FINANCIAL INFORMATION
                  (Dollars in thousands, except per share data)

                                                    January 1
Statements of Operations Data                     through July 9,       December 31,        December 31,       December 31,
(for the period ended):                                1996                1995                1994               1993
                                                  --------------        -----------         -----------        -----------
   Revenues (1)                                      $      38           $  21,470           $ 109,285          $ 113,560
                                                     ---------           ---------           ---------          ---------

   Interest expense                                     46,984              85,563              77,501             78,343
   General and administrative                            4,774              11,267               4,170              3,728
   Amortization of financing costs (2)                  12,421               9,258                 705                705
   Stock appreciation rights liability (4)               2,041              10,795                  --                 --
   Effects of the execution and delivery
    of the Merger Agreement (3)                         (8,232)             99,163                  --                 --
   Expenses related to the March 25, 1996
    special meeting of the stockholders                    422                 553                  --                 --
   Cost of swap terminations and modifications
    related to debt extinguishment                          --                  --               9,855              3,451
   Cost of evaluating alternative financing                 --                  --               1,942                 --
                                                     ---------           ---------           ---------          ---------
                                                        58,410             216,599              94,173             86,227
                                                     ---------           ---------           ---------          ---------

   (Loss) income before non-recurring income           (58,372)           (195,129)             15,112             27,333
                                                     ---------           ---------           ---------          ---------

   Non-recurring income (gain on sales of
    portfolio securities)                                   --                  --                  31              8,593
                                                     ---------           ---------           ---------          ---------

   Net (loss) income                                 $ (58,372)          $(195,129)          $  15,143          $  35,926
                                                     =========           =========           =========          =========

   Weighted average shares outstanding                  38,261              38,261              38,261             37,510
                                                     =========           =========           =========          =========

   Net (loss) income per share                       $   (1.53)          $   (5.10)          $    0.40          $    0.96
                                                     =========           =========           =========          =========

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                         SELECTED FINANCIAL INFORMATION
                  (Dollars in thousands, except per share data)

                                                            As of                  As of                   As of
                                                         December 31,           December 31,            December 31,
Balance Sheet Data:                                         1995                   1994                    1993
                                                         -----------            ------------            -----------
      Total assets (1)(2)                                $ 1,190,776            $ 1,319,995           $ 1,317,509
      Total debt                                             770,667                760,394               756,936
      Total debt due after one year                          760,467                760,394               756,936
      Total liabilities                                      874,177                802,528               792,344
      Total stockholders' equity                             316,599                517,467               525,165

Other Financial Data:
      Ratio of earnings to fixed charges (5)                      --                  1.19X                 1.35X
      Net cash (used in) provided by
        operating activities                             $   (17,706)           $    57,198           $    58,231
      Net cash provided by investing activities               50,000                 14,331               126,668
      Net cash used in financing activities
        Excluding dividends paid                              28,154                 44,015               147,082
        Dividends paid                                         5,739                 24,869                37,697
      Dividends paid per share                                  0.15                   0.65                  1.00
      Portion of dividends representing
        a return of capital                                      100%                  39.4%                  7.4%
      Book value per share                               $      8.27            $     13.52           $     13.73
      Book value per share assuming
        exercise of Warrants and SARs                    $      7.90            $     11.88           $        --

      Market price per share (at end of period)          $     7.625            $      5.00           $      6.75

----------
(1) On May 11, 1995, the Previous Owners filed for protection under Chapter 11 of the Bankruptcy Code. The Predecessor's only significant source of income was interest received on the Mortgage Loan from the Previous Owners.

      Due to the significant uncertainties created by the Previous Owners' Chapter 11 filings, the Predecessor limited recognition of income on the Mortgage Loan for the period ended July 9, 1996 and the year ended December 31, 1995 to the cash actually received from the Previous Owners during this period, which amounts were $0 and $20,339 respectively.

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

(3) The Predecessor reflected in its December 31, 1995 financial statements a valuation reserve, totaling $74,000 to reduce the carrying value of the Mortgage Loan to reflect the economics of the transactions contemplated by the Merger Agreement. In addition, the Predecessor recorded certain transaction costs and expenses aggregating $25,163 for the year ended December 31, 1995. The Predecessor adjusted these costs by $8,232 for the period ended July 9, 1996 to more accurately reflect the amounts actually paid upon consummation of the Merger and amounts remaining unpaid.

(4) Due to the increase in the market price of the Predecessor's Common Stock during the period ended July 9, 1996 and the year ended December 31, 1995, the Company was required to increase its liability for the SARs issued in December 1994 and record a current noncash charge to earnings of $2,041 and $10,795, respectively.

(5) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as net income plus fixed charges. Fixed charges consist of interest expense and amortization of financing costs. For the year ended December 31, 1995, earnings were inadequate to cover fixed charges by $195,129 due to the Predecessor's net loss for the year. The loss was due primarily to the Previous Owners' failure to pay interest on the Mortgage Loan after the Previous Owners' Chapter 11 filings (see (1) above).

                                   RCPI TRUST
                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Certain statements made in this Annual Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail or commercial space or retail goods, availability or financing; adverse changes in the real estate market including, among other things, competition with other companies, properties and technology; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

      The discussion below relates primarily to the results of operations of Inc. for the period ended July 9, 1996 and the year ended December 31, 1995, and the financial condition and results of operations of the Company for the year ended December 31, 1997 and for the period from July 10, 1996 to December 31, 1996. In addition, pro forma operating statements are presented to provide a meaningful comparison of the results of operations of the Property for the years ended December 31, 1996 and 1995 as if the acquisition of the Property and the NBC Sale (see below) had occurred on January 1, 1995.

      Results of Operations - Rockefeller Center Properties, Inc.

      Inc.'s principal source of revenue for the period ended July 9, 1996 and the year ended December 31, 1995 was interest income received on the Mortgage Loan. For the periods ended July 9, 1996 and December 31, 1995, Inc. limited recognition of income on the Mortgage Loan to the cash actually received. During the year ended December 31, 1995, Inc. recognized $20.3 million of revenue, prior to the Previous Owners' filing for Chapter 11 protection on May 11, 1995. Since that date and through the Effective Date, Inc. did not receive any interest payments, and accordingly no income was recognized.

      Due principally to decreased cash available for investment, other income for the period ended July 9, 1996 was $38,000 as compared to $1.1 million for the year ended December 31, 1995.

      Amortization of deferred debt issuance costs for the period ended July 9, 1996 and the year ended December 31, 1995 was $12.4 million and $9.3 million, respectively. The increase from 1995 is due to the write-off of the unamortized balance of $10.6 million related to the debt which was transferred to the Company on the Effective Date.

      Inc. was required to adjust the SAR liability to reflect the aggregate principal amount of 14% Debentures that would have been issuable upon exchange of the SARS on July 9, 1996 and December 31, 1995. This adjustment, which is directly related to the increase in Inc.'s stock price, resulted in an expense of $2.0 million and $10.8 million for those periods, respectively. Concurrent with the Merger, Inc.'s SARS and Warrants were canceled.

      During the year ended December 31, 1995, Inc. recorded certain transaction costs and expenses aggregating $25.2 million which reflected the breakup fee related to the termination of the Combination Agreement, professional fees, and certain liquidation expenses and other liabilities specifically provided for in the Merger Agreement. Also during this period, Inc. reduced the carrying value of the Mortgage

                                   RCPI TRUST
                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

      Loan by $74 million to reflect the economics of the Merger Agreement. This total expense of $99.2 million recognized during the year ended December 31, 1995, was adjusted by a credit to expense of $8.2 million during the period ended July 9, 1996 to more accurately reflect the amounts actually paid upon consummation of the Merger and amounts remaining unpaid. As a result, a credit is reflected for the period ended July 9, 1996.

      During the period ended July 9, 1996 and the year ended December 31, 1995, Inc. recognized $422,000 and $553,000, respectively of expenses related to the March 25, 1996 special meeting of stockholders. The stockholders approved the Merger Agreement on that date.

      All of Inc.'s debt was transferred to the Company on the Effective Date. To provide a more meaningful comparison to the year ended December 31, 1995, interest expense recognized by Inc. for the period January 1 through July 9, 1996 and interest expense recognized by the Company for the period July 10, 1996 through December 31, 1996 have been combined. The following table illustrates comparative interest expense for the years ended December 31, 1997, 1996 and 1995.

                                                    For the years ended December 31,
                                                1997             1996             1995
                                               -------          -------          -------
Current Coupon Convertible Debentures          $    --          $15,337          $22,979
Zero Coupon Convertible Debentures              46,334           38,890           33,420
14% Debentures                                   9,201           10,221           10,973
Floating Rate Notes                                507            6,517           14,272
GSMC Facility                                       --            2,664              153
NationsBank loan                                 2,661               --               --
Interest rate swaps and other                      129            3,863            3,766
                                               -------          -------          -------
Total                                          $58,832          $77,492          $85,563
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

      Interest expense on the 14% Debentures accrues at the pay rate of 14%. The fair market value of these Debentures was adjusted as of the Effective Date. As a result of premium amortization related to this adjustment, interest expense was lower during 1997 and 1996.

      On September 1, 1995, Inc. repaid $33.7 million of the $150 million of Floating Rate Notes originally issued in December 1994. On July 17, 1996, the Company prepaid an additional $106.3 million of outstanding principal plus accrued interest, leaving an outstanding balance of $10 million which was repaid

                                   RCPI TRUST
                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

      on May 16, 1997. Interest expense related to the Floating Rate Notes decreased due to the smaller principal balance outstanding during the years ended December 31, 1997 and 1996. Interest expense on the swap agreement, which Inc. had accounted for as a component of interest expense related to the Floating Rate Notes, has been reclassified for this analysis.

      Interest expense related to the GSMC Loan, which was obtained in November 1995 and repaid in full on July 17, 1996, totaled $2.7 million during the year ended December 31, 1996.

      As the NationsBank Loan was only established in 1997, there is no corresponding expense in 1996 and 1995.

      The decrease in interest rate swaps and other interest in 1997 is due primarily to a decrease in interest rates which required the Company to adjust the value of the three remaining swap obligations to market.

      Liquidity and Capital Resources - RCPI Trust

      Land and Building

      As discussed above, on July 17, 1996, the Property was transferred to the Company and the related Mortgage Loan was canceled. Concurrently, the Previous Owners sold certain interests in NBC space to GE, NBC, and their affiliates for $440 million. The NBC Space, measured in accordance with the standards promulgated by the New York Real Estate Board in 1987, accounted for approximately 1,514,000 square feet, or 20.5% of the total area of the Property. At December 31, 1997 the Property, exclusive of the NBC Space, was approximately 86.7% occupied. Occupancy rates for the Property at various dates are presented in the following table. Occupancy rates for dates prior to the Effective Date have been adjusted to account for the sale of the NBC space.

      September 30, 1997    86.3%                   December 31, 1996     83.6%
      June 30, 1997         86.4%                   September 30, 1996    82.8%
      March 31, 1997        83.3%                   June 30, 1996         82.2%

      The following table shows selected lease expirations and vacancy of the Property as of December 31, 1997. Square feet, as presented below and discussed above, is measured based on standards promulgated by the New York Real Estate Board in 1987. Lease turnover could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal and rental income will be affected significantly by market conditions at the time and by the terms at which the Company can then lease space.

                                   RCPI TRUST
                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


                                             Square Feet          Percent
      Year                                    Expiring            Expiring
      ----                                   -----------          --------
      Vacant                                    784,462             13.3%
      1998                                      388,499              6.6%
      1999                                      203,646              3.5%
      2000                                      466,234              7.9%
      2001                                      120,985              2.1%
      2002                                      216,422              3.7%
      Thereafter                              3,719,449             62.9%
                                              ---------            ------

      Total                                   5,899,697            100.0%
                                              =========            ======

Debt

The Zero Coupons due December 31, 2000 accrete to a face value of approximately $586.2 million at an effective annual interest rate of 12.10%. Concurrent with the Merger, the carrying value of such Debentures was adjusted to reflect the fair market value as of the Effective Date. As a result, the effective annual interest rate was adjusted from 10.23% to 12.10%. At December 31, 1997, the carrying value of the Debentures, net of unamortized discount, was approximately $408.5 million.

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

The Floating Rate Notes were repaid in full on May 16, 1997 and bore interest at the London Interbank Offered Rate ("LIBOR") plus 4%. Interest was paid quarterly on March 1, June 1, September 1, and December 1. On July 17, 1996, outstanding principal in the amount of $106.3 million plus accrued interest of $1.2 million was prepaid.

The 14% Debentures have a principal balance of $75 million and mature on December 31, 2007. On the Effective Date, the carrying value of the 14% Debentures was adjusted to reflect their estimated fair value at that date, resulting in a premium. Interest expense is net of the amortization of this premium. Interest payments are made semi-annually on July 31 and January 31. As of December 31, 1997, the carrying value of the Debentures was $99.7 million.

Cash Flow

Cash flows from operating activities increased from 1996 to 1997 primarily due to a full year of collections at higher rental rates and lower overall operating expenses.

                                   RCPI TRUST
                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

The proceeds from the sale of the NBC Space were used primarily to retire the Current Coupons, the GSMC Facility, and a significant portion of the Floating Rate Notes.

The Company expended approximately $12.6 million of legal and consulting fees to acquire the Property. Since acquisition of the Property, the Company has expended $22.3 million, $31.4 million and $15.1 million in building improvements, tenant improvements and leasing commissions, respectively.

The Company believes that its current cash balance and future cash flows from operations, together with its expected additional borrowings in an amount currently believed not to exceed $100 million, will be sufficient to fund its requirements for the foreseeable future.

Inflation

Inflation and changing prices during the current period did not significantly affect the markets in which the Company conducts its business. In view of the moderate rate of inflation, its impact on the Company's business has not been significant.

Results of Operations - RCPI Trust

As the Company's statement of operations only reflects activity from the Effective Date through December 31, 1997, pro forma operating statements for the years ended December 31, 1996 and 1995 have been prepared as if the Property had been acquired on January 1, 1995. The discussion below highlights certain items included on the Company's operating statement for the period from July 10, 1996 through December 31, 1996, which are not otherwise discussed. For a discussion of comparative results of operations, refer to the caption "Pro Forma Results of Operations - The Property."

The Company expended $530,000 and $1.8 million in 1997 and 1996, respectively, to buy out the leases of tenants in order to gain control of the underlying space.

For a comparison of interest expense of the Company and RCPI for the years ended December 31, 1997, 1996 and 1995, see "Results of Operations - Rockefeller Center Properties, Inc."

Pro Forma Results of Operations - The Property

To provide a more meaningful comparison of results of operations, pro forma statements of operations have been presented for the years ended December 31, 1996 and 1995 as if the acquisition of the Property by the Company had occurred on January 1, 1995. The pro forma statements of operations are based upon the Company's statement of operations for the period from July 17, 1996 through December 31, 1996 and the Previous Owners' statements of operations for the period from January 1, 1996 through July 16, 1996 and for the year ended December 31, 1995.

The pro forma statements of operations for the years ended December 31, 1996 and 1995 have been adjusted to show the effect of (i) gross revenues and operating expenses had the NBC Sale occurred on January 1, 1995; (ii) interest expense had the GSMC Loan and Current Coupons been repaid in full, and $106.3 million of

                                   RCPI TRUST
                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

principal on the Floating Rate Notes been paid on January 1, 1995; (iii) depreciation and amortization expense had the Property been purchased and the NBC Sale had occurred on January 1, 1995, and (iv) general and administrative expenses had certain bankruptcy related costs not been incurred by the Previous Owners and costs related to the NBC Sale had not been incurred during 1995.

The pro forma results for 1996 and 1995 are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred, nor are they indicative of future results of operations.

                                                                     ($ in thousands)
                                                                  Year ended December 31,

                                                             Actual       Proforma      Proforma
                                                              1997          1996          1995
                                                            ---------     ---------     ---------
Total Revenues:
  Rent and other tenant charges                             $ 187,630     $ 177,653     $ 174,856
  Interest income                                               1,552         1,483           639
                                                            ---------     ---------     ---------
                                                              189,182       179,136       175,495
Operating Expenses:
  Real estate taxes                                            33,591        33,876        33,867
  Real estate tax refund                                           --            --        (7,535)
  Utilities                                                    14,601        15,356        14,850
  Maintenance, engineering, and other operating expenses       51,025        54,193        52,966
  Management fee                                                3,415         5,052         3,059
  General and administrative                                    9,176         6,371        10,630
  Depreciation and amortization                                19,762        16,955        16,614
  Interest expense                                             58,832        55,606        51,166
                                                            ---------     ---------     ---------

Net loss                                                    ($  1,220)    ($  8,273)    ($    122)
                                                            =========     =========     =========

Rent and other tenant charges increased by $10.0 million and $2.8 million for the years ended December 31, 1997 and 1996, respectively, as compared to the prior year due primarily to increased fixed rent related to new leases. Occupancy at December 31, 1997 and 1996 were 87% and 83.6%, respectively, as compared to 82.7% at December 31, 1995.

The decrease in maintenance, engineering and other operating expenses in 1997 is primarily due to the implementation of cost savings measures by management.

The increase in interest income of $844,000 for the year ended December 31, 1996 was due primarily to a larger average cash balance on hand during 1996 as compared to 1995.

On June 29, 1995, the bankruptcy court approved a settlement between the Previous Owners and New York City that incorporated a reduction in the assessed valuation of the Property. The agreement for the period from July 1, 1989 through June 30, 1995, resulted in a total New York City real estate tax refund accruing to the property in the amount of $25.6 million, net of certiorari attorneys fees. Of the total refund, $15.4 million was credited to existing and former tenants and $2.7 million real estate tax expense for the year ended December 31, 1995. The remaining $7.5 million related to prior years and is included under the caption "Real estate tax refund" in 1995.

                                   RCPI TRUST
                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

The increase in management fees in 1996 from 1995 is due to a renegotiated fee schedule obtained by the Previous Owners prior to the Company's acquisition of the Property and to a new management agreement, signed concurrently with the acquisition of the Property.

General and administrative expenses increased by $2.8 million in 1997 from 1996 primarily due to $2.6 million of legal fees and settlement costs related to the Bear, Stearns & Co., Inc. settlement (See Item 3-Legal Proceedings). Additionally, the Company wrote-off $2.2 million of abandoned projects.

The decrease in general and administrative expenses from 1995 to 1996 is due primarily to legal and professional fees related to the NBC Sale, which based on pro forma results, would have been incurred entirely during 1995.

The increase in depreciation and amortization of approximately $2.8 million from 1996 to 1997 is primarily due to increased capital expenditures at the Property since the Effective Date and increased tenant improvements because of leasing activity.

Based on pro forma calculations, interest expense increased by $4.4 million for the year ended December 31, 1996. This increase is due primarily to increased interest accretion related to the Zero Coupons. The Zero Coupons compound at 12.10% annually, which resulted in an additional $4.7 million of expense during 1996.

For a further comparison of interest expense for the years ended December 31, 1997, 1996 and 1995, see "Results of Operations - Rockefeller Center Properties, Inc.".

Item 8. Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

I. Financial Statements and Reports of Independent Public Accountants

   1. RCPI Trust (the "Company") and Rockefeller Center                 Page No.
      Properties, Inc. (the "Predecessor")                              --------

      1. Reports of Independent Public Accountants
         a. Arthur Andersen LLP...............................................23
         b. Ernst & Young LLP.................................................24

      2. RCPI Trust (Company)

         a. Balance Sheets as of December 31, 1997 and 1996...................25
         b. Statements of Operations for the year ended December 31, 1997 and for the period from July 10, 1996 through December 31, 1996...26
         c. Statements of Changes in Owners' Equity for the year ended
            December 31, 1997 and for the period from July 10, 1996
            through December 31, 1996.........................................27
         d. Statements of Cash Flows for the year ended December 31, 1997 and for the period from July 10, 1996 through December 31, 1996...28

      3. Rockefeller Center Properties, Inc. (Predecessor)

         a. Statements of Operations for the period from January 1, 1996 through July 9, 1996 and for the year ended December 31, 1995.....29
         b. Statements of Changes in Stockholders' Equity for the period from January 1, 1996 through July 9, 1996 and for the year ended December 31, 1995...........................................30
         c. Statements of Cash Flows for the period from January 1, 1996 through July 9, 1996 and for the year ended December 31, 1995 ....31

      4. Notes to Financial Statements........................................32


II. Financial Statement Schedules

    Schedule III - Real Estate and Accumulated Depreciation at
    December 31, 1997 ........................................................48

    All other schedules in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Trustees of RCPI Trust:

We have audited the accompanying balance sheets of RCPI Trust (a Delaware business trust) as of December 31, 1997 and 1996, and the related statements of operations, changes in owners' equity and cash flows for the year ended December 31, 1997 and for the period from July 10, 1996 (commencement of operations) through December 31, 1996. We have also audited the statements of operations, changes in stockholders' equity and cash flows of Rockefeller Center Properties, Inc., as more fully described in Note 1, for the period from January 1, 1996 through July 9, 1996. These financial statements and the schedule referred to below are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RCPI Trust as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and for the period from July 10, 1996 (commencement of operations) through December 31, 1996 and the results of operations, changes in stockholders' equity and cash flows for Rockefeller Center Properties, Inc. for the period January 1, 1996 through July 9, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements, described above, taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



New York, New York
February 12, 1998

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Rockefeller Center Properties, Inc.

We have audited the accompanying statements of operations of Rockefeller Center Properties, Inc. (the "Company"), and the related statements of changes in stockholders' equity and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Rockefeller Center Properties, Inc. and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as more fully described in Note 1 to the Company's financial statements. The borrowers (collectively, the "Borrower") under the mortgage loan, the Company's principal asset, filed for protection under Chapter 11 of the Federal Bankruptcy Code on May 11, 1995. As a result of these filings and until such time as the Chapter 11 cases have been brought to a conclusion, the Company does not expect to receive interest payments from the Borrower, and the Company's ability to enforce its rights under the mortgage loan has been and will be stayed unless and until the Bankruptcy Court issues an order permitting the Company to take steps to enforce such rights. The Company cannot predict either the time it will take to conclude these proceedings or their ultimate outcome. On November 7, 1995, the Company executed and delivered an Agreement and Plan of Merger (as amended as of February 12, 1996, the "Merger Agreement") with an investor group. If the transactions contemplated by the Merger Agreement are consummated, the stockholders will receive $8.00 in cash for each of their shares of the Company's Common Stock. Also, on November 7, 1995, the Company entered into an agreement that would allow the Company to make a $200 million publicly registered rights offering should the stockholders not approve the Merger Agreement. The uncertainties created by the bankruptcy of the Borrower raise substantial doubt about the Company's ability to continue as a going concern if the Merger Agreement is not approved by the Company's stockholders or if the transactions contemplated by the Merger Agreement are not consummated. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


New York, New York
February 29, 1996

                                   RCPI TRUST
                           (a Delaware business trust)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996
                                ($ in thousands)


ASSETS                                                        1997        1996
                                                            --------    --------
Real Estate:
       Land                                                 $158,149    $158,149
       Buildings and improvements                            611,711     596,880
       Tenant improvements                                    36,170      14,405
       Furniture, fixtures and equipment                       4,192       3,911
                                                            --------    --------
                                                             810,222     773,345
       Less: Accumulated depreciation and amortization        24,393       6,718
                                                            --------    --------
                                                             785,829     766,627

Cash and cash equivalents                                     27,517      28,765
Restricted cash                                                9,369      10,027
Accounts receivable                                           11,946      19,859
Prepaid expenses                                                 495         478
Deferred costs, net of accumulated
  amortization of $2,192 and $329, respectively               22,521       5,486
Accrued rent                                                  29,969       8,430
                                                            --------    --------

       Total Assets                                         $887,646    $839,672
                                                            ========    ========

LIABILITIES AND OWNERS' EQUITY

Liabilities:
Zero coupon convertible debentures, net of unamortized
   discount of $177,696 and $224,030, respectively          $408,489    $362,155
14% debentures (includes premium of $24,710 and $26,155,
   respectively)                                              99,710     101,155
Floating rate notes                                               --      10,000
NationsBank Loans                                             55,000          --
Accrued interest payable                                       7,152       7,234
Accounts payable and accrued expenses                         21,227      19,383
Tenant security deposits payable                               8,940       7,279
                                                            --------    --------

       Total Liabilities                                     600,518     507,206

Commitments and Contingencies (Note 11)

Owners' Equity                                               287,128     332,466
                                                            --------    --------

       Total Liabilities and Owners' Equity                 $887,646    $839,672
                                                            ========    ========

   The accompanying notes are an integral part of these financial statements.

                                   RCPI TRUST
                           (a Delaware business trust)
                            STATEMENTS OF OPERATIONS
                                ($ in thousands)

                                                                 For the Period from
                                                                   July 10, 1996
                                                                  (Commencement of
                                             For the Year Ended  Operations) through
                                             December 31, 1997    December 31, 1996
                                             ------------------  -------------------
Revenues:
       Base rental                                $ 171,968           $  76,496
       Escalations and percentage rents               7,926               6,562
       Interest and other income                      9,288               5,430
                                                  ---------           ---------
            Total revenues                          189,182              88,488
                                                  ---------           ---------

Expenses:
       Interest                                      58,832              30,508
       Real estate taxes                             33,591              15,585
       Payroll and benefits                          18,584              10,375
       Repairs, maintenance and supplies             14,308               8,137
       Utilities                                     14,601               6,539
       Cleaning                                      14,157               7,253
       Professional fees                              2,739               8,735
       Insurance                                      1,237               1,451
       Management and accounting fees                 3,415               1,424
       General and administration                     3,847               1,297
       Litigation settlement                          2,612                  --
       Write off of abandoned projects                2,187                  --
       Tenant buyout costs                              530               1,779
       Depreciation and amortization                 19,762               7,047
                                                  ---------           ---------
            Total expenses                          190,402             100,130
                                                  ---------           ---------

Net Loss                                          $  (1,220)          $ (11,642)
                                                  =========           =========

   The accompanying notes are an integral part of these financial statements.

                                   RCPI TRUST
                           (a Delaware business trust)
                     STATEMENTS OF CHANGES IN OWNERS' EQUITY
             FOR THE YEAR ENDED DECEMBER 31, 1997 AND FOR THE PERIOD
                 FROM JULY 10, 1996 (COMMENCEMENT OF OPERATIONS)
                            THROUGH DECEMBER 31, 1996
                                ($ in thousands)

                                                    Balance                   Balance                  Balance
                                       Percentage   July 10        1996     December 31,    1997      December 31,
                                        Interest      1996       Activity       1996      Activity       1997
                                                   ---------    ---------    ---------    ---------    ---------
Rockefeller Center Properties, Inc.:
     Capital contribution                50%       $ 172,054    $      --    $ 172,054    $      --    $ 172,054
     Distributions                                        --           --           --      (22,064)     (22,064)
     Net loss                                             --       (5,821)      (5,821)        (610)      (6,431)
                                                   ---------    ---------    ---------    ---------    ---------
     Total                                           172,054       (5,821)     166,233      (22,674)     143,559
                                                   ---------    ---------    ---------    ---------    ---------

RCPI Investors L.L.C.:
     Capital contribution                50%         172,054           --      172,054           10      172,064
     Distributions                                        --           --           --      (22,064)     (22,064)
     Net loss                                             --       (5,821)      (5,821)        (610)      (6,431)
                                                   ---------    ---------    ---------    ---------    ---------
     Total                                           172,054       (5,821)     166,233      (22,664)     143,569
                                                   ---------    ---------    ---------    ---------    ---------

Total Owners' Equity                               $ 344,108    $ (11,642)   $ 332,466    $ (45,338)   $ 287,128
                                                   =========    =========    =========    =========    =========


                                   RCPI TRUST
                           (a Delaware business trust)
                            STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                                 For the Period from
                                                                                                    July 10, 1996
                                                                                                  (Commencement of
                                                                           For the Year Ended    Operations) through
                                                                            December 31, 1997     December 31, 1996
                                                                           ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                 $  (1,220)            $ (11,642)
       Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
            Amortization of original issue discount and premium                    44,889                19,263
            Depreciation and amortization                                          19,762                 7,047
            Decrease (increase) in restricted cash                                    658                (3,260)
            Decrease (increase) in accounts receivable                              7,913                (5,138)
            (Increase) decrease in prepaid expenses                                   (17)               18,169
            Increase in accrued rent                                              (21,539)               (8,430)
            Decrease in accounts payable and accrued expenses
            and tenant security deposits payable                                   (6,452)               (3,959)
            Decrease in accrued interest payable                                      (82)              (19,047)
                                                                                ---------             ---------
                 Net cash provided by (used in) operating activities               43,912                (6,997)
                                                                                ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Repayment on mortgage loan receivable                                           --               440,000
       Cash acquired as part of Transfer                                               --                 2,800
       Additions to buildings and improvements                                    (14,141)               (2,728)
       Additions to tenant improvements                                           (16,952)              (14,405)
       Additions to furniture, fixtures and equipment                                (281)                   --
       Additions to deferred costs                                                (10,851)               (5,815)
                                                                                ---------             ---------
                 Net cash (used in) provided by investing activities              (42,225)              419,852
                                                                                ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from NationsBank Loans                                             55,000                    --
       Payment of current coupon debentures                                            --              (213,170)
       Payment of floating rate notes                                             (10,000)             (107,891)
       Payment of GSMC Facility                                                        --               (63,029)
       Distributions to Owners                                                    (44,128)                   --
       Capital contributions                                                           10                    --
       Payment of deferred financing fees                                          (3,817)                   --
                                                                                ---------             ---------
                 Net cash used in financing activities                             (2,935)             (384,090)
                                                                                ---------             ---------

(Decrease) increase in cash and cash equivalents                                   (1,248)               28,765
Cash and cash equivalents, beginning of period                                     28,765                    --
                                                                                ---------             ---------

Cash and cash equivalents, end of period                                        $  27,517             $  28,765
                                                                                =========             =========

   The accompanying notes are an integral part of these financial statements.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                            STATEMENTS OF OPERATIONS
                     ($ in thousands, except per share data)

                                                                         For the Period from
                                                                           January 1, 1996           Year ended
                                                                         through July 9, 1996     December 31, 1995
                                                                         --------------------     -----------------
Revenues:
       Loan interest income                                                     $      --             $  20,339
       Other income                                                                    38                 1,131
                                                                                ---------             ---------
                                                                                       38                21,470
                                                                                ---------             ---------

Expenses:
       Interest expense:
            Current Coupon Convertible Debentures                                  11,642                22,979
            Zero Coupon Convertible Debentures                                     18,985                33,420
              14% Debentures                                                        5,790                10,973
            Floating Rate Notes                                                     8,013                17,858
            GSMC Facility                                                           2,554                   153
            Commercial paper and other                                                 --                   180
                                                                                ---------             ---------
                                                                                   46,984                85,563

       General and administrative                                                   4,774                11,267
       Amortization of deferred debt issuance costs                                12,421                 9,258
       Increase in liability for stock appreciation rights                          2,041                10,795
       Effects of the execution and delivery of the Merger Agreement               (8,232)               99,163
       Expenses related to the March 25, 1996 special
       meeting of stockholders                                                        422                   553
                                                                                ---------             ---------
                                                                                   58,410               216,599
                                                                                ---------             ---------

       Net loss                                                                 $ (58,372)            $(195,129)
                                                                                =========             =========

       Net loss per share                                                       $   (1.53)            $   (5.10)
                                                                                =========             =========

   The accompanying notes are an integral part of these financial statements.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            (Dollars in thousands, except share and per share data)

            FOR THE PERIOD FROM JANUARY 1, 1996 THROUGH JULY 9, 1996
                    AND FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                                                  Distributions
                                                                                 Additional      to stockholders          Total
                                                   Common Stock                   paid-in          in excess of        stockholders'
                                             Shares             Amount            capital           net income            equity
                                           ----------         ----------         ----------      ---------------       ------------
Balance at December 31, 1994               38,260,704         $      383         $  707,545         $ (190,461)         $  517,467

     Net loss                                      --                 --                 --           (195,129)           (195,129)

     Distributions to stockholders
     ($0.15 per share)                             --                 --                 --             (5,739)             (5,739)
                                           ----------         ----------         ----------         ----------          ----------

Balance at December 31, 1995               38,260,704                383            707,545           (391,329)            316,599

     Net loss (from January 1,
     through July 9, 1996)                         --                 --                 --            (58,372)            (58,372)
                                           ----------         ----------         ----------         ----------          ----------


Balance at July 9, 1996                    38,260,704         $      383         $  707,545         $ (449,701)         $  258,227
                                           ==========         ==========         ==========         ==========          ==========

   The accompanying notes are an integral part of these financial statements.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                            STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                 For the Period from
                                                                                   January 1, 1996          Year ended
                                                                                 through July 9, 1996    December 31, 1995
                                                                                 --------------------    -----------------
Cash flows from operating activities:
       Loan interest received                                                          $      --             $  20,339
       Other interest income received                                                         38                 1,131
       Interest paid on Floating Rate Notes                                               (7,626)              (17,114)
       Interest paid on 14% Debentures                                                    (5,308)               (9,917)
       Interest paid on commercial paper and other                                            --                  (198)
       Interest paid on Current Coupon Convertible Debentures                            (27,712)                   --
       Payments for accounts payable, accrued expenses and other assets                  (13,463)              (11,947)
                                                                                       ---------             ---------
            Net cash used in operating activities                                        (54,071)              (17,706)
                                                                                       ---------             ---------

Cash flows from investing activities:
       Draw downs on letter of credit support                                                 --                50,000
                                                                                       ---------             ---------
            Net cash provided by investing activities                                         --                50,000
                                                                                       ---------             ---------

Cash flows from financing activities:
       Dividends paid                                                                         --                (5,739)
       Floating Rate Note principal repayment                                                 --               (33,704)
       Interim financing cost                                                                 --                (4,650)
       Net proceeds from GSMC loan                                                        52,829                10,200
                                                                                       ---------             ---------
            Net cash provided by (used in) financing activities                           52,829               (33,893)
                                                                                       ---------             ---------

Net decrease in cash and cash equivalents                                                 (1,242)               (1,599)

Cash and cash equivalents at the beginning of the period                                   1,298                 2,897
                                                                                       ---------             ---------

Cash and cash equivalents at the end of the period                                     $      56             $   1,298
                                                                                       =========             =========


RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
Net loss                                                                               $ (58,372)            $(195,129)
Adjustments to reconcile net loss to net cash used in operating activities:
       Effects of the execution and delivery of the Merger Agreement                          --                99,163
       Amortization of discount:
            Zero Coupon Convertible Debentures                                            18,985                33,420
            14% Debentures                                                                   188                   357
       Decrease in deferred debt issuance costs and other costs, net                      12,280                 8,270
       (Decrease) increase in accrued interest payable and amortized
       unpaid discount on commercial paper                                               (12,836)               24,576
       Increase in stock appreciation rights liability                                     2,041                10,795
       (Decrease) increase in accounts payable and accrued expenses                      (16,357)                  842
                                                                                       ---------             ---------

            Net cash used in operating activities                                      $ (54,071)            $ (17,706)
                                                                                       =========             =========

   The accompanying notes are an integral part of these financial statements.

                                   RCPI TRUST
                           (a Delaware business trust)
                          NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND PURPOSE

      RCPI Trust (the "Company") was established in the State of Delaware on March 26, 1996 as a Delaware business trust. The Company was organized pursuant to the Trust Agreement dated July 10, 1996 (the "Trust Agreement") between Rockefeller Center Properties, Inc. (the "Predecessor"), a wholly-owned subsidiary of RCPI Holdings, Inc. ("Holdings"), and RCPI Investors L.L.C. ("LLC"), each owning a 50% undivided beneficial interest. The primary purpose of the Company is to own, manage and operate the landmarked buildings and public space known as Rockefeller Center (the "Property") and to be successor in interest to the Predecessor.

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

      On July 10, 1996, pursuant to the Merger Agreement (as described below), Holdings purchased all the outstanding Common Stock of the Predecessor with approximately $172 million of its own equity and approximately $172 million obtained through a note payable to LLC. The note payable was then transferred to the Predecessor prior to the transfer of all the Predecessor's assets and liabilities to the Company in exchange for a 50% undivided beneficial ownership interest. At the same time, LLC contributed its note receivable of $172 million to the Company in exchange for a 50% undivided beneficial ownership interest.

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

      The Merger Agreement was approved by the stockholders of the Predecessor on March 25, 1996 and became effective on July 10, 1996 (the "Effective Date"). Pursuant to the Merger, each share of the

      Predecessor's common stock outstanding as of the Effective Date (other than (i) shares of Common Stock held by the Predecessor or any of its subsidiaries, (ii) shares of Common Stock held by Holdings or any of its subsidiaries (including RCPI Merger Inc. ) and (iii) any shares of Common Stock held by a stockholder who was entitled to demand, and who properly demanded and has not withdrawn such demand, an appraisal for such shares in accordance with Section 262 of the Delaware General Corporation Law was converted into the right to receive $8.00 in cash, without interest thereon. As of the Effective Date, the Common Stock of the Predecessor was held by Holdings and the Warrants and Stock Appreciation Rights (see Note
      6), previously held by Whitehall were contributed through Holdings to the Predecessor and canceled. Thereafter, on the Effective Date, the Predecessor transferred substantially all of its assets (including the Mortgage Loan) and liabilities to the Company and the Company became the successor to the Predecessor under the Indenture governing the Convertible Debentures (see Note 6).

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

      NBC Sale

      Pursuant to the Agreement dated April 23, 1996, among the Investor Group, General Electric Company ("GE"), National Broadcasting Company, Inc. ("NBC") and NBC Trust No. 1996A ("NBC Trust"), on July 17, 1996, immediately preceding the Transfer of the Property, the Previous Owners sold to GE, NBC and NBC Trust (the "NBC Sale") interests in certain buildings in the Property (the "NBC Space") previously leased by GE or its affiliates, including NBC. Pursuant to the Chapter 11 Plan, the proceeds of $440 million from the NBC Sale were paid directly to the Company reducing the outstanding Mortgage Loan. Goldman Sachs Mortgage Company ("GSMC"), an affiliate of Whitehall, was paid $4.4 million by the Company in connection with securing the proceeds of the NBC Sale as a partial repayment of the Mortgage Loan. Upon satisfaction of the Mortgage Loan, this fee was expensed as a component of professional fees in the Company's accompanying 1996 statement of operations.

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

      The accompanying financial statements present the Company's balance sheets, as successor to the Predecessor, as of December 31, 1997 and 1996 and the results of operations, changes in owners' equity and cash flows for the year ended December 31, 1997 and for the period from July 10, 1996 through December 31, 1996. The accompanying financial statements also present the Predecessor's results of operations, changes in stockholders' equity and cash flows for the period from January 1, 1996 through July 9, 1996 and for the year ended December 31, 1995. Pro forma results of operations for the Company, as if the acquisition of the Property and the NBC Sale had occurred as of January 1, 1995, are presented in Note 13 to the financial statements.

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

      Real Estate

      Buildings and improvements are carried at cost and depreciated using the straight-line method over their estimated useful lives of forty years. Significant renovations or improvements which extend the economic useful life of the assets are capitalized. Expenditures for maintenance and repairs are expensed as incurred.

      Tenant improvements are amortized using the straight-line method over the terms of the respective leases. Furniture, fixtures and equipment are depreciated using the straight-line method over their expected useful lives of five to ten years.

      The Company reviews the carrying value of the Property for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, given that the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount will be written down to fair value. As of December 31, 1997, there was no impairment in the value of the Property.

      Restricted Cash

      On July 17, 1996, the Company entered into a Collateral Agreement with Chase Manhattan Bank, pursuant to certain tenant lease agreements. The Collateral Agreement establishes five letters of credit, as defined, in the aggregate amount of approximately $10.4 million. As of December 31, 1997 and 1996, the restricted cash balance associated with these letters of credit was approximately $333,000 and $2.7 million, respectively.

      The Company also maintains tenant security deposits in a restricted cash account. At December 31, 1997 and 1996, the carrying amount in the restricted cash account for tenant security deposits was approximately $8.9 million and $7.3 million, respectively.

      Deferred Costs

      Deferred costs include costs incurred in the successful negotiation of leases, including brokerage and legal, and are being amortized on a straight-line basis over the terms of the respective leases. Deferred costs also include costs incurred in connection with the formation of the Company and are being amortized over a period of five years. Deferred financing costs related to the NationsBank Loans are amortized over the terms of the loans (see Note 6).

      Debt issuance costs include fees and costs incurred by the Predecessor to obtain long-term financing, and were amortized over the terms of the respective loans on a basis which approximated the interest method. The Predecessor had unamortized deferred debt issuance costs related to its outstanding Convertible Debentures, Floating Rate Notes and 14% Debentures as of December 31, 1995 of $3.5 million, $5.8 million and $3.1 million, respectively. On July 9, 1996, the Predecessor fully amortized the remaining deferred debt issuance costs due to the Merger (see Note 1).

      Revenue Recognition

      Base rental revenue is reported on a straight-line basis over the terms of the respective leases. Differences between base rental revenue and contractual amounts are recorded in the accompanying balance sheet as accrued rent. The impact of the straight-line adjustment increased base rental revenues for the Company by approximately $21.5 million and $8.4 million for the year ended December 31, 1997 and for the period ending December 31, 1996, respectively. Escalations and percentage rents, which are provided for in the leases, are recognized as income when earned and their amounts can be reasonably estimated.

      Statements of Cash Flows

      The statements of cash flows for the periods ending December 31, 1997 and 1996 are presented in accordance with the indirect method. The statements of cash flows for the period from January 1, 1996 through July 9, 1996 and for the year ended December 31, 1995 are presented in accordance with the direct method.

      The Company and the Predecessor consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Interest paid by the Company on its debt obligations was approximately $13.8 million for the year ended December 31, 1997 and $30.3 million for the period ending December 31, 1996.

      On July 10, 1996, pursuant to the Merger Agreement, the Predecessor transferred all of its assets (including the Mortgage Loan) totaling approximately $1.220 billion and liabilities (including the note payable to LLC of approximately $172 million) totaling approximately $1.048 billion to the Company in exchange for its 50% undivided beneficial ownership interest. Simultaneously, LLC contributed its note receivable of $172 million for its 50% undivided beneficial ownership interest. These transactions are considered noncash investing and financing activities.

      On July 17, 1996, the Company obtained title to the Property, subsequent to the NBC Sale, and certain other assets (net of cash acquired of approximately $2.8 million) totaling approximately $795.4 million and assumed liabilities totaling approximately $18.8 million in full satisfaction of the Mortgage Loan. This transaction is considered a noncash investing activity.

      Prior Year Reclassifications

      Certain prior year balances have been reclassified to conform with the current year financial statement presentation.

3.    THE PROPERTY

      Rockefeller Center

      The Property consists of twelve landmarked buildings and public space located in midtown Manhattan, New York City. The Company owns the fee interest in the entire Property, except for the NBC Space and the land underlying a portion of the building located at 600 Fifth Avenue which is subject to a ground lease. The ground lease provides for an annual rent of $650,000 through the year 2000. Thereafter, this ground lease provides for three renewal periods of 21 years each at annual rents of 6%, 7% and 8%, respectively, of the value of the land (exclusive of improvements and unencumbered by the ground lease) appraised for its highest and best use, determined at the beginning of each such renewal term. The ground rent expense is included in general and administration in the Company's accompanying statements of operations.

      At December 31, 1997 and 1996, approximately 5.1 million and 4.9 million square feet representing approximately 87% and 83%, respectively, of total rentable square feet were leased to tenants under operating leases. Of the total rentable square feet, approximately 23% or 1.34 million square feet is under lease to six tenants in the financial services, legal or publishing industry as of December 31, 1997. These leases are scheduled to expire in years 2000 through 2014.

      Future Minimum Rentals

      Future minimum rentals to be received under non-cancelable tenant leases at December 31, 1997 are as follows ($ in thousands):

                        1998                  $  154,062
                        1999                     164,497
                        2000                     159,102
                        2001                     148,993
                        2002                     145,558
                        Thereafter             1,167,354

      The schedule presented above includes the effect of the lease for the Radio City Music Hall space executed on December 4, 1997. The lease has a commencement date of March 1, 1998 and provides for approximately $13 million in base rent per year.

      Future minimum rentals do not include amounts which may be received for overage rents, which are based on tenant sales, or other reimbursements for certain operating costs.

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

      For financial reporting purposes, the Company's portion of Shared Costs is allocated to the respective expense accounts based on the REA and UOA in the accompanying statements of operations. The following represents the summary of Shared Costs for the year ended December 31, 1997 and for the period ending December 31, 1996:

                    The Rockefeller Center Tower Condominium
                             Summary of Shared Costs
                                ($ in thousands)
                                   (Unaudited)

                                                        1997               1996
                                                      -------            -------
Payroll and benefits                                  $ 7,243            $ 4,082
Repairs, maintenance and supplies                       5,838              3,100
Utilities                                               6,519              3,085
Cleaning                                                4,427              2,657
General and administration                              4,980              2,093
Management and accounting fees                          1,599                668
                                                      -------            -------
Shared Costs, as defined                              $30,606            $15,685
                                                      =======            =======

Shared Costs, NBC                                     $11,176            $ 5,645
Shared Costs, the Company                              19,430             10,040
                                                      -------            -------
                                                      $30,606            $15,685
                                                      =======            =======

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

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      In assessing the fair value of financial instruments at December 31, 1997, the Company has used a variety of methods and assumptions which are based on estimates of market conditions and risks existing at the time. In cases where quoted market prices are not available, fair values are based on estimates using present value and other techniques. Such techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Derived fair value estimates cannot be substantiated by comparison to independent markets and may not reflect the values that could be realized in any immediate settlement of the instrument or otherwise. The aggregate fair value amounts may not necessarily represent the underlying value of the Company.

      The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments:

      Cash and cash equivalents.

      The carrying amounts of cash and cash equivalents approximate their fair value.

      Debt

      The fair value of the Zero Coupons is estimated using quoted market prices. The fair value of all other debt instruments is estimated using discounted cash flow analysis, based on incremental borrowing rates currently available to the Company for debt with similar terms and maturity.

      As of December 31, 1997 and 1996, the estimated fair value of the Zero Coupons was approximately $416.2 million and $373 million, respectively, as compared to their carrying amount of approximately $408.5 million and $362 millions, respectively. As of December 31, 1997 the carrying values of all other debt instruments approximated their estimated fair values.

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

      Upon maturity, the Convertible Debentures are convertible to nonconvertible floating rate notes, at the Company's option. After conversion, the floating rate notes would mature on December 31, 2007 and, would be prepayable any time at the Company's option, at par. The notes will bear interest at the three-month London Interbank Offering Rate ("LIBOR") plus 1/4% or such greater spread (not in excess of 1%) as would, in the opinion of a major international investment bank selected by the Company, cause such notes to trade at par.

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

      Interest expense recorded by the Company for the Zero Coupons and Current Coupons was approximately $46.3 million and $19.9 million, respectively, for the year ended December 31, 1997 and for the period ended December 31, 1996. Interest expense for the Current Coupons was approximately $3.7 million for the period ended December 31, 1996.

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

      Pursuant to the Amended and Restated Loan Agreement (the "GSMC Facility") dated July 17, 1996, the Company was named as successor in interest to the Predecessor. The GSMC Facility, among other things, was amended to change the maturity date of the Floating Rate Notes to December 31, 1996 and provided for an Additional Advance, as defined, up to a maximum outstanding balance of $60 million. At the same time, the GSMC Facility was secured by a guarantee from the Investor Group. As of December 31, 1996, no amounts had been drawn on the Additional Advance and the balance remained at $10 million. Subsequent amendments to the GSMC Facility extended the maturity date to May 31, 1997. On May 16, 1997 (the "Repayment Date"), the remaining $10 million of principal was prepaid, plus accrued interest of approximately $196,000 and a prepayment penalty of $150,000. At that time, the GSMC Facility was terminated.

      The Floating Rate Notes bore interest based on 90-day LIBOR plus 4% which were reset two business days prior to each interest payment date. At December 31, 1996, the interest rate in effect was 9.28%. The weighted average interest rate from January 1, 1997 through the Repayment Date and for the period from July 10, 1996 through December 31, 1996 was 9.52% and 9.48%, respectively, for the Company. The weighted average interest rate for the Predecessor for the period from January 1, 1996 through July 9, 1996 and for the year ended December 31, 1995, was 9.50% and 10.17%, respectively. Interest was payable quarterly on March 1, June 1, September 1, and December 1 of each year. Interest expense for the Company on the Floating Rate Notes was approximately $357,000 and $622,000 for the year ended December 31, 1997 and for the period from July 10, 1996 through December 31, 1996, respectively.

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

      14% Debentures

      The 14% Debentures were issued pursuant to a Debenture Purchase Agreement dated as of December 18, 1994 between the Predecessor and Whitehall and amended effective July 10, 1996 to, among other things, name the Company as the successor in interest to the Predecessor. The unsecured 14% Debentures mature on December 31, 2007 and bear interest at a rate of 14% per annum. On May 16, 1997, the agreement was further amended to change the semi-annual interest payments from each June 2 and December 2 to each July 31 and January 31, respectively.

      The Company's interest expense for the 14% Debentures includes the amortization of a premium adjustment to reflect the carrying amount of the 14% Debentures at their estimated fair value as of the Effective Date. The premium on the 14% Debentures is being amortized on the effective interest method until maturity. Interest expense, net of premium amortization of $1.4 million, on the 14% Debentures was approximately $9.2 million for the year ended December 31, 1997. Interest expense, net of premium amortization of $641,000, on the 14% Debentures was approximately $4.5 million for the period from July 10, 1996 through December 31, 1996.

      The Predecessor's interest expense on the 14% Debentures includes the straight-line amortization of the original issue discount related to the Warrants and SARs (see below) through the maturity date, December 31, 2007.

      Under the terms of the 14% Debentures, to the extent that Net Cash Flow, as defined, is insufficient to pay interest on an interest payment date, the Company will not be obligated to pay interest on the 14% Debentures on such date and such interest will accrue. If an Event of Default, as defined, were to occur and be continuing, the 14% Debentures would bear interest at 18% per annum. Upon the occurrence of an Event of Default, the holders of the 14% Debentures may declare the unpaid principal thereof and accrued interest thereon due and payable. The 14% Debentures are redeemable in whole or in part at any time after December 30, 2000. The Debenture Purchase Agreement provides for decreasing penalties for early redemption of the 14% Debentures before December 31, 2003.

      In connection with the issuance of the 14% Debentures in December 1994, the Predecessor issued to Whitehall 4,155,927 Warrants to acquire shares of newly issued Common Stock of the Predecessor and 5,349,541 Stock Appreciation Rights ("SARs"), which were exchangeable for 14% Debentures or, under certain circumstances, for Warrants on a one-for-one basis. The Predecessor was required to make adjustments to earnings for the difference between the aggregate principal amount of 14% Debentures issuable upon exchange of the SARs (SARs liability) and the value at which the SARs liability was carried. The noncash charge to earnings was approximately $2.0 million and $10.8 million for the period from January 1, 1996 through July 9, 1996 and for the year ended December 31, 1995, respectively.

      In connection with the Merger (see Note 1), all outstanding Warrants and SARs were contributed by Whitehall through Holdings to the Predecessor at a value of $4.00 per Warrant and SAR and were then canceled.

      NationsBank Credit Facility

      The Company entered into a Credit Agreement (the "NationsBank Credit Agreement") dated as of May 16, 1997, with NationsBank of Texas, N.A. ("NationsBank"), pursuant to which NationsBank agreed to make term loans (the "NationsBank Loans") to the Company in an aggregate principal amount of up to $100 million. On May 16, 1997, NationsBank made a term loan to the Company in the principal amount of $55 million. The Company may elect interest periods based on one, two, three, or six month LIBOR rates. Interest accrues at LIBOR plus 1.75% and is payable at the end of each interest period. As of December 31, 1997, interest was accruing at 7.71% on the initial $55 million and no other NationsBank Loans had been made. The maximum amount of NationsBank Loans which may be outstanding at any time reduces quarterly commencing March 31, 1998 through the May 16, 2000 maturity date. Subject to the satisfaction of certain conditions precedent, the Company may extend the maturity date of the NationsBank Loans to December 31, 2000 and such loans will bear interest based on LIBOR plus 2.125% during such extension period. Interest expense recorded by the Company was approximately $2.6 million for the year ended December 31, 1997.

      The NationsBank Credit Agreement requires, among other covenants: 1) limitations on indebtedness and hedging obligations, 2) restrictions on payments of distributions, and 3) required level of minimum and maximum capital expenditures. The Company was in compliance with all financial covenants as of December 31, 1997.

      In connection with the NationsBank Loans, the Company purchased an interest rate protection agreement, with a notional amount of $55 million, from Goldman Sachs Capital Markets L.P., an affiliate of Whitehall, capping LIBOR at 7.69% during the first two years of the initial term and at 8.69% thereafter including the extension period. The cost of purchasing this agreement of $230,000 has been capitalized as part of deferred costs on the accompanying 1997 balance sheet.

      As a condition to making the NationsBank Loan, the holder of the 14% Debentures and the Company executed an Intercreditor and Subordination Agreement pursuant to which the holder of the 14% Debentures agreed (i) to subordinate payment on the 14% Debentures to the NationsBank Loans, (ii) that in certain circumstances interest would accrue but not be paid on the 14% Debentures, and (iii) that NationsBank may take certain actions on behalf of the holder of the 14% Debentures upon the occurrence of certain bankruptcy related events in respect of the Company.

      In addition, certain members of the Investor Group and/or certain of their affiliates entered into a Limited Recourse Agreement dated as of May 16, 1997, in favor of NationsBank.

      On January 16, 1998, the Company entered into a second NationsBank Loan in the principal amount of $20 million bringing the aggregate loans due to NationsBank to $75 million.

      Interest Rate Swap Agreements

      In connection with its short-term floating rate debt, the Predecessor entered into interest rate swap agreements with financial institutions that were intended to fix a portion of the Predecessor's interest rate risk on floating rate debt. The Predecessor paid a fixed rate of interest semi-annually and received a variable rate of interest semi-annually based on 180-day LIBOR. The Predecessor had three contracts with an aggregate notional amount of $105 million and expiration dates during 1998. The amount to be paid or received from interest rate swap agreements is accrued as floating interest rates are reset semi-annually.

      On the Effective Date, the Company assumed three interest rate swap agreements and adjusted the carrying value of the swap liabilities to reflect their estimated fair value of approximately $5.3 million. For each swap, the Company and the Predecessor paid a weighted average fixed rate of interest semi-annually at 9.64% for the years ended December 31, 1997, 1996 and 1995. The Company received a weighted average variable rate as of December 31, 1997 and 1996 of 5.87% and 5.71%, respectively. The Predecessor received a weighted average variable rate as of December 31, 1995 of 5.89%. As of December 31, 1997 and 1996, the weighted average interest rates of swaps outstanding for the Company were 3.77% and 3.93%, respectively, and the aggregate net interest expense relating to the swaps agreements was approximately $4 million and $1.9 million, respectively.

      The interest rate swaps were used by the Predecessor for hedging purposes; therefore only the incremental revenue or expense is recognized in the Predecessor's statements of operations.

      The interest rate swaps are reported in the Company's financial statements on a mark to market basis. As of December 31, 1997 and 1996, the carrying amount of all interest rate swap agreements was reported as a liability by the Company of approximately $1.3 million and $5.2 million, respectively, based on information supplied by the swap counter parties to the swap contracts. The Company recorded adjustments of approximately $3.8 million and $142,000 as a reduction to interest expense in the accompanying statements of operations for the year ended December 31, 1997 and for the period ended December 31, 1996, respectively.

7.    CONTRIBUTIONS, DISTRIBUTION AND NET LOSS PER SHARE

      Pursuant to the Stock Subscription and Stockholders Agreement dated July 9, 1996 that organized Holdings and the Limited Liability Company Agreement dated July 9, 1996 that organized LLC (hereinafter, Holdings and LLC will be collectively referred to as the "Owners"), and the Amendment Agreement dated May 1, 1997 among the Owners, the Owners are required to provide additional contributions up to the Maximum Additional Mandatory Contribution, as defined, totaling $82.5 million. The Maximum Additional Mandatory Contribution shall be used to fund unforeseen capital expenditures and similar contingencies reasonably necessary to protect and maintain the value of the Property. During the year ended December 31, 1997, the Company made cash distributions to each of its Owners in an aggregate amount of $44,127,504. RCPI and LLC have each received 50%. During the year ended December 31, 1997, LLC contributed an additional $10,000 to the Company, and LLC receives an 8% cumulative preferred return on the $10,000 contribution.

      The Indenture governing the Convertible Debentures limits cash distributions to the Owners to the amount of cumulative Distributable Cash, as defined. The Indenture defines Distributable Cash as cash receipts from operations less operating expenses and interest.

      The amount of Distributable Cash, net of dividends paid, at December 31, 1997 and 1996 was computed as follows ($ in thousands):

                                                        1997          1996
                                                      --------      --------
Cash flow provided by (used in) operations(i)         $ 43,912      $ (6,997)
   Distributions                                       (44,128)           --
                                                      --------      --------
Decrease in cumulative Distributable Cash                 (216)       (6,997)

   Balance, beginning of period                         62,790        69,787(ii)
                                                      --------      --------
   Balance, end of period                             $ 62,574      $ 62,790
                                                      ========      ========

      (i)   See statements of cash flows.

      (ii) This amount includes cash flows from operating activities and certain investing activities, net of dividends paid, from the Predecessor's inception through July 9, 1996 of approximately $70 million. As interest income was not received by the Predecessor during the period when the Borrower was under Chapter 11 protection, net cash flows from operations of the Property, which accrued to the benefit of the Company during this period, are also included.

      Net loss per share for the Predecessor is based upon 38,260,704 average shares of Common Stock outstanding during the period from January 1, 1996 through July 9, 1996, and for the year ended December 31, 1995. For each of these periods, fully diluted net loss per share is not presented since the effect of the assumed conversion of the Convertible Debentures, Warrants and SARs would be anti-dilutive.

8.    INCOME TAXES

      The Company, formed as a Delaware business trust, is taxed as a partnership for federal, state and local income tax reporting purposes. No provision for income taxes is made in the accompanying financial statements for the Company since such taxes are liabilities of the Owners and depend on their respective tax positions. Further, the Owners' equity accounts reflected in the Company's accompanying financial statements differ from the amounts reported on the Company's federal income tax return due to differences in accounting policies adopted for financial and tax reporting purposes.

      No provisions for current or deferred income taxes have been made by the Predecessor on the basis that it has qualified under the Code as a REIT and has distributed at least 95% of its annual net income as computed for tax purposes to stockholders. To the extent that such distributions exceed such income, the excess was treated as a return of capital. Net capital gains generated by the Predecessor are proportionately distributed to the stockholders as net capital gains dividends. During the period January 1, 1996 through July 9, 1996, the Predecessor had no taxable income and did not make any distributions to stockholders. During the year ended December 31, 1995, the Predecessor made per share distributions to stockholders of $0.15 which represented a return of capital. Through December 31, 1995, the cumulative return of capital paid was $5.25 per share. During 1995, due to the uncertainties created by the Previous Owners' Chapter 11 Plan, the Predecessor paid only one dividend in April. Under the terms of the Merger Agreement, the Predecessor was prohibited from paying additional dividends unless required to do so to maintain REIT status.

9.    GENERAL AND ADMINISTRATIVE AND OTHER EXPENSES

      General and administrative expenses includes compensation and benefits for the Predecessor's employees, rent and related facility costs, directors' and officers' liability insurance premiums, registrar and transfer agent fees, debenture trustee fees, legal, audit and financial advisory fees and stockholder reporting costs.

      During the year ended December 31, 1995, the Predecessor incurred approximately $99.2 million of expenses related to the effects of the execution and delivery of the Merger Agreement including the writedown of the Mortgage Loan (as discussed in Note 4) and certain transaction costs and expenses aggregating approximately $25.2 million. These transaction costs and expenses included the accrual for the break up fee related to the termination of the Combination Agreement entered into by the Predecessor, EOH and ZML (see Note 11).

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

10.   RELATED PARTY TRANSACTIONS

      On July 10, 1996, the Company entered into a management agreement (the "Management Agreement") with an affiliate of Rockprop, L.L.C. (the "Agent"), which expires on July 17, 1999. The Management Agreement will automatically renew for additional one year terms unless either party gives notice of election not to renew. The Agent earns a management fee based on 1.5% of Gross Revenues, as defined. For the year ended December 31, 1997 and the period ended December 31, 1996, the Agent earned approximately $3.2 million and $1.3 million, respectively. Of total management fees earned by the Agent, the Company and NBC incurred approximately $2.3 million and $922,000 for the year ended December 31, 1997, respectively, and $929,000 and $432,000, for the period ended December 31, 1996, respectively.

      In addition, the Company pays the Agent an accounting fee pursuant to the Management Agreement. The payment is equal to $1,134,000 for the first year to be increased each year by 4% of the sum of $254,000 plus the aggregate amount of the prior year increases. For the year ended December 31, 1997 and the period ended December 31, 1996, the total accounting fee was approximately $1.2 million and $515,000, respectively.

      The Agent also earns commissions for leasing services provided to the Company. For the year ended December 31, 1997 and the period ended December 31, 1996, total leasing commissions paid to the Agent were approximately $3.8 million and $85,000, respectively. As of December 31, 1997 and 1996, the Company owes approximately $1.3 million and $443,000, respectively, to the Agent for leasing commissions.

      The Agent also earns fees for cleaning and development services. For the year ended December 31, 1997 and the period ended December 31, 1996, the Agent earned approximately $397,000 and $291,000, respectively, in cleaning fees. For the year ended December 31, 1997 and the period ended December 31, 1996, the Company incurred development fees of approximately $783,000 and $36,000, respectively.

      An affiliate of the Company provides cleaning services for which the Company incurred expenses of approximately $1.4 million and $135,000 during 1997 and 1996, respectively.

      Prior to the commencement of the Management Agreement, the Agent provided consulting and other services related to the transaction in the amount of approximately $2.4 million. GSMC also provided consulting and other services related to the transaction in the amount of approximately $574,000. These costs were capitalized to the Property as transaction costs in 1996.

      The Company paid a $1 million investment banking fee to Goldman, Sachs & Co., an affiliate of Whitehall, related to the closing of the NationsBank Loans (see Note 6). This fee was capitalized as a component of deferred costs in the accompanying 1997 balance sheet.

11.   COMMITMENTS AND CONTINGENCIES

      Legal Matters

      On January 23, 1995, Bear, Stearns & Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation commenced an action against the Predecessor in the Supreme Court of the State of New York, County of New York. The plaintiffs alleged that the Predecessor breached a contract relating to the plaintiffs' provision of investment banking services to the Predecessor in connection with a proposed 1994 transaction. The plaintiffs sought $5.1 million, plus costs, attorneys' fees and interest. On October 10, 1995, the Predecessor filed an answer to the complaint which denied the plaintiffs' allegations and asserted numerous affirmative defenses. On June 11, 1996, the plaintiffs moved for partial summary judgment on their claim for $950,000 in advisory fees and reimbursement of expenses incurred in connection with the underlying proposed transaction. On December 10, 1996, the court granted plaintiffs' motion, and on February 5, 1997, the court entered judgment on that claim in the total amount, including pre-judgment interest, of approximately $1.1 million. The Company satisfied that judgment prior to trial. The trial regarding the plaintiffs' claims for its "success fees" and indemnification of legal fees and expenses commenced on February 24, 1997. On March 3, 1997, during the course of the trial, the parties agreed to a settlement. Pursuant to the settlement agreement, the Company paid plaintiffs $2 million which is included in litigation settlement in the accompanying 1997 statement of operations. The plaintiffs dismissed the lawsuit with prejudice and the parties executed mutual releases of all claims arising out of the engagement of plaintiffs in connection with the proposed 1994 transaction.

      On July 31, 1995, L.L. Capital Partners, L.P. commenced an action against the Predecessor in which they alleged that the prospectus for the Predecessor failed to disclose its purported belief that the Rockefeller family interests and Mitsubishi Estate Company, Ltd. would cease to fund the Previous Owners' cash flow shortfalls. On January 3, 1997, the parties entered into a settlement agreement and executed and filed stipulations of dismissal and releases dismissing all claims, counterclaims and third party claims with prejudice. In connection with the dismissal, the Company paid L.L. Capital Partners, L.P. the sum of $50,000.

      On November 6, 1996, the parties filed stipulations of dismissal with prejudice in Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III ("ZML") v. Rockefeller Center Properties, Inc., 96 Civ. 1445, in the United States District Court for the Southern District of New York, and Rockefeller Center Properties, Inc. v. Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III and Equity Office Holdings, L.L.C. ("EOH"), in the Supreme Court of the State of New York, New York County, dismissing all claims, counterclaims and third-party claims with prejudice. In connection with the dismissal of the two actions, the Company paid in the aggregate $10.3 million to EOH and ZML, which has been reflected in the purchase price of the Property.

      During 1997, the Company resolved certain legal claims with no material adverse impact on the 1997 results of operations. The Company is also a defendant in other litigation and in some instances the amounts sought include substantial claims. Although the outcome of claims, litigation and disputes cannot be predicted with certainty, in the opinion of management based on facts known at this time, the resolution of such matters are not anticipated to have a material adverse effect on the financial position or results of operations of the Company. As these matters continue to proceed through the process to ultimate resolution, it is reasonably possible that the Company's estimation of the effect of such matters could change within the next year.

      Other

      The Company has the right to develop additional floor area in excess of the floor area presently constructed at the Property. These excess development air rights may be transferred to other properties or, with the approval of the New York City Landmarks Preservation Commission, used to construct additional floor area over certain buildings at the Property.

12.   INTERIM FINANCIAL INFORMATION (Unaudited)


(In thousands, except per share data)
---------------------------------------------------------------------------------------------------------------
RCPI Trust
 1997                                           1Q                 2Q                 3Q                 4Q
---------------------------------------------------------------------------------------------------------------
Total revenues                              $  47,650          $  44,405          $  46,181          $  50,946
Net income (loss)                           $   2,666          ($    953)         ($  1,475)         ($  1,458)
Net loss per share                                N/A                N/A                N/A                N/A
---------------------------------------------------------------------------------------------------------------
 1996                                           1Q                 2Q                 3Q                 4Q
---------------------------------------------------------------------------------------------------------------
Total revenues                                    N/A                N/A          $  38,490          $  49,998
Net loss                                          N/A                N/A          ($ 11,446)         ($    196)
Net loss per share                                N/A                N/A                N/A                N/A
---------------------------------------------------------------------------------------------------------------
Rockefeller Center Properties, Inc.
 1996                                           1Q                 2Q                 3Q                 4Q
---------------------------------------------------------------------------------------------------------------
Revenues                                    $      14          $      22          $       2                N/A
Net loss                                    ($ 28,588)         ($ 18,000)         ($ 11,784)               N/A
Net loss per share                          ($   0.75)         ($   0.47)         ($   0.31)               N/A
---------------------------------------------------------------------------------------------------------------
 1995                                           1Q                 2Q                 3Q                 4Q
---------------------------------------------------------------------------------------------------------------
Revenues                                    $  20,446          $     339          $     556          $     129
Net loss                                    ($  7,478)         ($ 17,818)         ($141,078)         ($ 28,755)
Net loss per share                          ($   0.20)         ($   0.46)         ($   3.69)         ($   0.75)
---------------------------------------------------------------------------------------------------------------

13.   PRO FORMA FINANCIAL INFORMATION (Unaudited)

      To provide a more meaningful comparison of results of operations, pro forma statements of operations have been presented for the years ended December 31, 1996 and 1995 as if the acquisition of the Property by the Company had occurred on January 1, 1995. The pro forma statements of operations are based upon the Company's statement of operations for the period from July 17, 1996 through December 31, 1996 and the Previous Owners' statements of operations for the period from January 1, 1996 through July 16, 1996 and for the year ended December 31, 1995. The results of operations for the year ended December 31, 1997 are actual.

      The pro forma statements of operations for the years ended December 31, 1996 and 1995 have been adjusted to show the effect of (i) gross revenues and operating expenses had the NBC Sale occurred on January 1, 1995; (ii) interest expense had the GSMC Loan and Current Coupons been repaid in full, and $106.3 million of principal on the Floating Rate Notes been paid on January 1, 1995; (iii) depreciation and amortization expense had the Property been purchased and the NBC Sale had occurred on January 1, 1995; and (iv) general and administrative expenses had certain bankruptcy related costs not been incurred by the Previous Owners and costs related to the NBC Sale had been incurred during 1995.

      The pro forma results are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred, nor are they indicative of future results of operations.

                                                 Year Ended
                                                December 31,
                                                ------------

                                Actual            Proforma           Proforma
                                 1997               1996               1995
                              ---------          ---------          ---------
Total Revenues                $ 189,182          $ 179,136          $ 175,495
Less:
   Operating expenses          (131,570)          (131,803)          (124,451)
   Interest expense             (58,832)           (55,606)           (51,166)
                              ---------          ---------          ---------

Net Loss                      ($  1,220)         ($  8,273)         ($    122)
                              =========          =========          =========

                                   RCPI TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                ($ in thousands)

          Column A           Column B               Column C                      Column D                      Column E
          --------           --------               --------                      --------                      --------
                                                                            Cost Capitalization           Gross Amount at Which
                                                  Initial Cost          Subsequent to Capitalization   Carried at Close of Period
                                          ----------------------------  ----------------------------  ----------------------------
                                                         Buildings and                 Buildings and                 Buildings and
        Description        Encumbrances      Land        Improvements     Land         Improvements     Land         Improvements
        -----------        ------------      ----        -------------    ----         -------------    ----         -------------
GE Building                               $ 46,715         $165,626     $     --         $  6,358     $ 46,715         $171,984
International Building                      29,984          106,308           --           13,986       29,984          120,294
One Rockefeller Plaza                       12,890           45,701           --            9,158       12,890           54,859
600 Fifth Avenue                                --           33,442           --               79           --           33,521
Ten Rockefeller Plaza                       14,835           52,598           --            7,202       14,835           59,800
Simon & Schuster                            10,535           37,351           --            2,286       10,535           39,637
Associated Press                            10,625           37,669           --            9,548       10,625           47,217
1270 Ave. of the Americas/
 Radio City Music Hall                      16,636           58,981           --            3,714       16,636           62,695
La Maison Francaise                          6,449           22,864           --              925        6,449           23,789
British Empire Building                      6,909           24,496           --              441        6,909           24,937
Additional Property                          2,571            9,116                            32        2,571            9,148
                                          --------         --------     --------         --------     --------         --------
                                          $158,149         $594,152     $     --         $ 53,729     $158,149         $647,881
                                          ========         ========     ========         ========     ========         ========

          Column A                      Column F      Column G      Column H       Column I
          --------                      --------      --------      --------       --------


                                                                                 Life on which
                                       Accumulated     Date of         Date      Depreciation
        Description           Total    Depreciation  Construction    Acquired    is Calculated
        -----------           -----    ------------  ------------    --------    -------------
GE Building                 $218,699     $  5,908         1933          1996        40 years
International Building       150,278        4,377         1935          1996        40 years
One Rockefeller Plaza         67,749        1,957         1937          1996        40 years
600 Fifth Avenue              33,521        1,185         1952          1996        40 years
Ten Rockefeller Plaza         74,635        1,892         1939          1996        40 years
Simon & Schuster              50,172        1,502         1940          1996        40 years
Associated Press              57,842        2,216         1938          1996        40 years
1270 Ave. of the Americas/
 Radio City Music Hall        79,331        2,326         1932          1996        40 years
La Maison Francaise           30,238          857         1933          1996        40 years
British Empire Building       31,846          885         1933          1996        40 years
Additional Property           11,719          325                       1996        40 years
                            --------     --------
                            $806,030     $ 23,430
                            ========     ========

                                   RCPI TRUST
              REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
                           DECEMBER 31, 1997 AND 1996
                                ($ in thousands)

The changes in real estate for the periods ended December 31, 1997 and 1996 are as follows:

                                                                Period from
                                                               July 17, 1996
                                            Year Ended            through
                                        December 31, 1997    December 31, 1996
                                        -----------------    -----------------
Real estate balance at beginning
    of period                               $611,285              $594,152

Improvements                                  36,596                17,133

                                            --------              --------
Balance at close of period                  $647,881              $611,285
                                            ========              ========

The changes in accumulated depreciation, exclusive of amounts relating to furniture, fixtures and equipment for the periods ended December 31, 1997 and 1996 are as follows:

                                                                Period from
                                                               July 17, 1996
                                            Year Ended            through
                                        December 31, 1997    December 31, 1996
                                        -----------------    -----------------
Balance at beginning of period               $ 6,439              $    --
Depreciation for period                       16,991                6,439
                                             -------              -------
Balance at end of period                     $23,430              $ 6,439
                                             =======              =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                             PART III

Item 10. Directors and Executive Officers of the Registrant.

The following information is furnished with respect to the trustees and executive officers of the Company.(1)

                                                                             Company Position
                                  Occupation and Business Experience         Held Continuously      Term
Name                   Age              During the Last Five Years(2)              Since         Expires(3)
----                   ---        -----------------------------------        -----------------   ----------
David Rockefeller       82       Chairman of the Board of Trustees;              July, 1996      Indefinite
                                 Chairman of the Board of Rockefeller
                                 Group, Inc. since prior to 1992; retired
                                 since October, 1995.

Henry M. Paulson        52       Vice Chairman of the Board of Trustees;         July, 1996      Indefinite
                                 Partner of Goldman, Sachs & Co. since
                                 prior to 1992; Participating Managing
                                 Director of Goldman, Sachs & Co. since
                                 November, 1996.

Ralph F. Rosenberg      33       Trustee, Vice President, Treasurer and          July, 1996      Indefinite
                                 Assistant Secretary; Vice President of
                                 Goldman, Sachs & Co. since 1994 and
                                 an associate of Goldman, Sachs & Co.
                                 since 1990.  Also a director of Metropolis
                                 Realty Trust, Inc.

Mark Tercek             41       Trustee; Vice President of Goldman, Sachs       July, 1996      Indefinite
                                 & Co. since prior to 1992; Managing
                                 Director of Goldman, Sachs & Co.
                                 since November, 1996.

Daniel M. Neidich       48       Trustee; Partner of Goldman, Sachs & Co.        July, 1996      Indefinite
                                 since prior to 1992; Managing Director of
                                 Goldman, Sachs & Co. since November, 1996.

Barry S. Volpert        38       Trustee; Vice President of Goldman, Sachs       July, 1996      Indefinite
                                 & Co. since prior to 1992; Partner of Goldman,
                                 Sachs & Co. since November, 1994; Managing
                                 Director of Goldman, Sachs & Co. since
                                 November, 1996. Also a director of Insilco
                                 Corporation.

G. Andrea Botta         44       Trustee; President from 1993 to present and     July, 1996      Indefinite
                                 Vice President from 1981-1993 of
                                 EXOR America Inc. Also a director of
                                 Lear Corporation, Constitution
                                 Reinsurance Corporation and
                                 Riverwood International Corporation.

Andreas C. Dracopoulos  34       Trustee; financial consultant to Transoceanic   July, 1996      Indefinite
                                 Marine, Inc. since prior to 1992.

                                                                             Company Position
                                  Occupation and Business Experience         Held Continuously      Term
Name                   Age              During the Last Five Years(2)              Since         Expires(3)
----                   ---        -----------------------------------        -----------------   ----------
Richard E. Salomon      55       Trustee; President and Managing Directod        July, 1996      Indefinite
                                 of Spears, Benzak, Salomon & Farrell (an
                                 investment advisor).  Also a director of
                                 Cousins Properties, Inc.

Jerry I. Speyer         57       President and Chief Executive                   July, 1996      Indefinite
                                 Officer; President and Chief Executive
                                 Officer of Tishman Speyer Properties,
                                 L.P. since prior to 1992.

David Augarten          42       Vice President, Treasurer and Assistant         July, 1996      Indefinite
                                 Secretary; Chief Financial Officer of
                                 Tishman Speyer Properties, L.P.
                                 since prior to 1992.

Geoffrey P. Wharton     55       Vice President, Assistant Treasurer and         July, 1996      Indefinite
                                 Assistant Secretary; Managing Director of
                                 Tishman Speyer Properties, L.P. since prior
                                 to 1992.

----------
(1) Wilmington Trust Company also serves as a trustee of the Company pursuant to the requirement of Title 12, Section 3807 of the Delaware Code but has no vote and does not have any management responsibilities with respect to the Company.

(2) The names of companies subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, on which any of the trustees serves as a director are also listed.

(3) The Company's existence will terminate, if not earlier terminated, in 2046.

Item 11. Executive Compensation.

      None. (1)

      The Predecessor's Proxy Statement for its 1996 Special Meeting of Stockholders, dated February 14, 1996, is incorporated by reference as a supplemental response to the information required by this item.

----------
(1) Wilmington Trust Company receives an annual administration fee of $2,500 and certain other immaterial transaction based fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information as of March 31, 1998 concerning the beneficial ownership of the outstanding Trust Ownership Interests by each person known by the Company to own more than 5% of the outstanding Trust Ownership Interests on March 31, 1998.

                                                                  Percent of Trust
Name and Address                        Amount and Nature of     Ownership Interest
of Beneficial Owner                     Beneficial Ownership(1)     Outstanding
-------------------                     -----------------------  ------------------
Rockefeller Center Properties, Inc.                 1(2)                 50%
c/o Tishman Speyer Properties, L.P.
45 Rockefeller Plaza
New York, NY 10111

RCPI Investors L.L.C.                               1(2)                 50%
c/o Tishman Speyer Properties, L.P.
45 Rockefeller Plaza
New York, NY 10111

----------
(1) This table lists beneficial ownership in accordance with the definitions contained in Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. All shares and other equity interests listed are subject to the sole investment and voting power of the named beneficial owner.

(2) Each of Rockefeller Center Properties, Inc. and RCPI Investors L.L.C. has sole investment and voting power with respect to its interest in the Company.

      Security Ownership of Management

      Except as disclosed in the Predecessor's Proxy Statement for its 1996 Special Meeting of Stockholders, dated February 14, 1996 which is incorporated by reference as a supplemental response to the information required by this item as of March 31, 1998, no person who since July 10, 1996 served as a trustee or executive officer of RCPI Trust has beneficial ownership of any equity interest in the Company, the Predecessor, RCPI Investors L.L.C. or other affiliates of the Company.

Item 13. Certain Relationships and Related Transactions.

      On July 10, 1996, the Company entered into a management agreement (the "Management Agreement"), with an affiliate of (the "Agent") Rockprop, L.L.C., which expires on July 17, 1999. The Management Agreement will automatically renew for additional one year terms unless either party gives notice of election not to renew. The Agent earns a management fee based on 1.5% of Gross Revenues, as defined. For the year ended December 31, 1997 and the period ended December 31, 1996, the Agent earned approximately $3.2 million and $1.3 million, respectively. Of total management fees earned by the Agent, the Company and NBC incurred approximately $2.3 million and $922,000 for the year ended December 31, 1997, respectively, and $929,000 and $432,000, for the period ended December 31, 1996, respectively.

      In addition, the Company pays the Agent an accounting fee pursuant to the Management Agreement. The payment is equal to $1,134,000 for the first year to be increased each year by 4% of the sum of $254,000 plus the aggregate amount of the prior year increases. For the year ended December 31, 1997 and the period ended December 31, 1996, the total accounting fee was approximately $1.2 million and $515,000, respectively.

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

      The Agent also earns commissions for leasing services provided to the Company. The Agent earns for each lease the sum of the following, as appropriate: 5% of the Fixed Rent (as defined) for the 1st year of any lease term, 4% for the 2nd year, 3 1/2% for the 3rd through 5th years, 2 1/2% for the 6th through 10th year, 2% for the 11th through 20th year, and 1% for the 21st year and each succeeding year thereafter. This fee is reduced by 50% for renewals. In addition, if the lease is secured by an outside broker, the Agent receives 50% of such broker's commission in lieu of the fee structure set forth above. For the year ended December 31, 1997 and for the period ending December 31, 1996, total leasing commissions paid to the Agent were approximately $3.8 million and $85,000, respectively. As of December 31, 1997 and 1996, the Company owes approximately $1.3 million and $443,000, respectively to the Agent for leasing commissions.

      The Agent also earns fees for cleaning and development fees. The Agent earns 5% of the amount of any wages and other compensation (including benefit obligations but excluding severance obligations) payable any year to employees to furnish cleaning services to the Property, and 4% of the Hard Construction Costs (as defined) of capital improvements (excluding tenant improvements) for the Agent's supervisory and coordinating services. For the year ended December 31, 1997 and for the period ended December 31, 1996, the Agent earned approximately $397,000 and $291,000 in cleaning fees, respectively. For the year ended December 31, 1997 and for the period ended December 31, 1996, the Company incurred development fees of approximately $783,000 and $36,000, respectively.

      The Agent will also earn an incentive fee under certain circumstances. If the Company disposes of its interest in all of the Property, the Company and the Agent will calculate (as provided in the Management Agreement) the internal rate of return received by Rockefeller Center Properties, Inc. and the LLC from the date the Company first acquired its interest in the Property to the date of such disposition. If such internal rate of return exceeds fifteen percent then the Company will pay to the Agent an amount equal to ten percent, of all amounts received by RCPI and the LLC which result in the internal rate of return exceeding fifteen percent (the "Incentive Fee") unless the Management Agreement is terminated by the Company due to certain defaults by the Agent.

      The Agent is also indemnified by the Company for certain claims arising under the Management Agreement and the Agent's activities pursuant thereto.

      Prior to the commencement of the Management Agreement, the Agent provided consulting and other services related to the Merger in the amount of approximately $2.4 million. GSMC also provided consulting and other services related to the Merger in the amount of approximately $574,000. These costs were capitalized to the Property as transaction costs.

      GSMC was paid $4.4 million by the Company in connection with securing the proceeds of the NBC Sale as a partial repayment of the Mortgage Loan.

      The Company paid a $1 million investment banking fee to Goldman, Sachs & Co., an affiliate of Whitehall, related to the closing of the NationsBank Loans. This fee was capitalized as a component of deferred costs in the Company's accompanying 1997 balance sheet.

      As of December 31, 1997, an aggregate of $99.7 million in principal and premium of the Company's 14% Debentures is held by Whitehall. Certain directors and executive officers of the Company are also directors or executive officers of Goldman, Sachs & Co., an affiliate of Whitehall. See
      Item 10 - "Directors and Executive Officers" of the Registrant. The Predecessor's Proxy Statement for its 1996 Special Meeting of Stockholders, dated February 14, 1996 is incorporated by reference as a supplemental response to the information required by this item.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules And Reports on Form 8-K

    (a) Documents filed as part of the report

        1. Financial Statements and Reports of Independent Public
           Accountants                                                  Page No.
                                                                        --------

        RCPI Trust (the "Company") and Rockefeller Center
        Properties, Inc. (the "Predecessor")

        (1) Reports of Independent Public Accountants
            a.  Arthur Andersen LLP ........................................  23
            b.  Ernst & Young LLP ..........................................  24


        (2)  RCPI Trust

            a.  Balance Sheets as of December 31, 1997 and 1996 ............  25

            b.  Statements of Operations for the year ended December 31,
                1997 and for the period from July 10, 1996 through
                December 31, 1996 ..........................................  26

            c. Statements of Changes in Owners' Equity for the year ended December 31, 1997 and for the period from July 10, 1996 through December 31, 1996 ..................................  27

            d.  Statements of Cash Flows for the year ended December 31,
                1997 and for the period from July 10, 1996 through
                December 31, 1996 ..........................................  28

        (3)  Rockefeller Center Properties, Inc. (Predecessor)

            a.  Statements of Operations for the period from January 1,
                1996 through July 9, 1996 and for the year ended December
                31, 1995 ...................................................  29

            b.  Statements of Changes in Stockholders' Equity for the
                period from January 1, 1996 through July 9, 1996 and for
                the year ended December 31, 1995 ...........................  30

            c.  Statements of Cash Flows for the period from January 1,
                1996 through July 9, 1996 and for the year ended
                December 31, 1995 ..........................................  31

        (4) Notes to Financial Statements ..................................  32

                                                                        Page No.
                                                                        --------
         2.  Financial Statement Schedules

             Schedule III - Real Estate and Accumulated Depreciation
             at December 31, 1997 ........................................... 48

             All other schedules are not required under the applicable accounting regulation of the Securities and Exchange Commission or under the related instructions and therefore have been omitted.

         3.  Exhibits

(3.1) Certificate of Trust of RCPI Trust, dated March 22, 1996 is incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

(4.1) Amended and Restated Debenture Purchase Agreement dated as of July 17, 1996 between the Company and WHRC Real Estate Limited Partnership is incorporated by reference to exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K").

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

(4.4) Second Supplemental Indenture dated as of July 10, 1996 between the Company and the United States Trust Company of New York, as Trustee is incorporated by reference to exhibit 4.4 to the 1996 10-K.

(4.5) Instrument of Resignation, Appointment and Acceptance dated as of December 1, 1993 among the Predecessor, Chemical Bank, successor by merger to Manufacturers Hanover Trust Company, and United States Trust Company of New York is incorporated by reference to Exhibit 4.21 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1993.

(10.1) Amended and Restated Loan Agreement dated as of July 17, 1996 among the Company, the lenders parties thereto and GSMC, as agent, is incorporated by reference to Exhibit 10.1 to the 1996 10-K.

(10.2) Guarantee dated July 17, 1996 by Whitehall Street Real Estate Limited Partnership V, Exor Group S.A., Tishman Speyer Crown Equities, David Rockefeller, Troutlet Investments Corporation, Gribble Investments (Tortola) BVI, Inc. and Weevil Investments (Tortola) BVI, Inc., as guarantors in favor of GSMC, as agent and lender, is incorporated by reference to Exhibit 10.2 to the 1996 10-K.

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

(10.8) Credit Agreement, dated as of May 16, 1997, between the Company and NationsBank of Texas, N.A. is incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(10.9 ) Intercreditor and Subordination Agreement, dated as of May 16, 1997, between the Company and Whitehall is incorporated by reference to
         Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(10.10) Limited Resource Agreement, dated as of May 16, 1997 is incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(25)     Statement of Eligibility of the Trustee.

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


                                        RCPI TRUST



                                        By: /s/JERRY I. SPEYER
                                            ------------------------------------
                                            JERRY I. SPEYER
                                            President

                                        Date: March 31, 1998


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                      By: /s/DAVID ROCKEFELLER
                                          -------------------------------------
                                          DAVID ROCKEFELLER
                                          Chairman of the Board of Trustees

                                      Date: March 31, 1998




                                      By: /s/HENRY M. PAULSON
                                          -------------------------------------
                                          HENRY M. PAULSON
                                          Vice Chairman of the Board of Trustees

                                      Date: March 31, 1998




                                      By: /s/RALPH F. ROSENBERG
                                          -------------------------------------
                                          RALPH F. ROSENBERG
                                          Trustee and Vice President

                                         Date: March 31, 1998

                                       By: /s/MARK TERCEK
                                           -------------------------------------
                                           MARK TERCEK
                                           Trustee

                                       Date: March 31, 1998





                                       By: /s/DANIEL M. NEIDICH
                                           -------------------------------------
                                           DANIEL M. NEIDICH
                                           Trustee

                                       Date: March 31, 1998




                                       By: /s/BARRY S. VOLPERT
                                           -------------------------------------
                                           BARRY S. VOLPERT
                                           Trustee

                                       Date: March 31, 1998




                                       By: /s/G. ANDREA BOTTA
                                           -------------------------------------
                                           ANDREA BOTTA
                                           Trustee

                                       Date: March 31, 1998




                                       By: /s/ANDREAS C. DRACOPOULOS
                                           -------------------------------------
                                           ANDREAS C. DRACOPOULOS
                                           Trustee

                                       Date: March 31, 1998

                                       By: /s/RICHARD E. SALOMON
                                           -------------------------------------
                                           RICHARD E. SALOMON
                                           Trustee

                                       Date: March 31, 1998




                                       By: /s/JERRY I. SPEYER
                                           -------------------------------------
                                           JERRY I. SPEYER
                                           President
                                           (Principal Executive Officer)

                                       Date: March 31, 1998




                                       By: /s/DAVID AUGARTEN
                                           -------------------------------------
                                           DAVID AUGARTEN
                                           Vice President
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                       Date: March 31, 1998

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No proxy material has been sent to more than ten (10) of the Company's security holders and no annual report has been sent to the Company's security holders.

                       [Letterhead of ERNST & YOUNG LLP]


               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Rockefeller Center Properties, Inc.

We have audited the accompanying statements of operations of Rockefeller Center Properties, Inc. (the "Company"), and the related statements of changes in stockholders' equity and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Rockefeller Center Properties, Inc. and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as more fully described in Note 1 to the Company's financial statements. The borrowers (collectively, the "Borrower") under the mortgage loan, the Company's principal asset, filed for protection under Chapter 11 of the Federal Bankruptcy Code on May 11, 1995. As a result of these filings and until such time as the Chapter 11 cases have been brought to a conclusion, the Company does not expect to receive interest payments from the Borrower, and the Company's ability to enforce its rights under the mortgage loan has been and will be stayed unless and until the Bankruptcy Court issues an order permitting the Company to take steps to enforce such rights. The Company cannot predict either the time it will take to conclude these proceedings or their ultimate outcome. On November 7, 1995, the Company executed and delivered an Agreement and Plan of Merger (as amended as of February 12, 1996, the "Merger Agreement") with an investor group. If the transactions contemplated by the Merger Agreement are consummated, the stockholders will receive $8.00 in cash for each of their shares of the Company's Common Stock. Also, on November 7, 1995, the Company entered into an agreement that would allow the Company to make a $200 million publicly registered rights offering should the stockholders not approve the Merger Agreement. The uncertainties created by the bankruptcy of the Borrower raise substantial doubt about the Company's ability to continue as a going concern if the Merger Agreement is not approved by the Company's stockholders or if the transactions contemplated by the Merger Agreement are not consummated. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Ernst & Young LLP

New York, New York
February 29, 1996