Form 10-Q
period 1998-06-30
RCPI TRUST /DE/
filed 1998-08-14
CIK 773652

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                                                                                        PAGE
                                                                                                        ----
PART I--FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation have been included.

                  RCPI Trust, Balance Sheets as of June 30, 1998 (unaudited) and
                  December 31, 1997                                                                        1

                  RCPI Trust, Statements of Operations for the quarters ended June 30, 1998 and
                  1997 (unaudited) and for the six months ended June 30, 1998 and 1997 (unaudited)         2

                  RCPI Trust, Statements of Cash Flows for the six months ended June 30, 1998 and
                  1997 (unaudited)                                                                         3

                  Notes to Financial Statements (unaudited)                                                4


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS                                                                    5


PART II--OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS                                                                        8

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                         9

PART I -- FINANCIAL INFORMATION
     ITEM 1.  Financial Statements

                                   RCPI TRUST
                           (A Delaware business trust)
                                 BALANCE SHEETS
                                ($ in thousands)


                                                                                  As of               As of
                                                                              June 30, 1998        December 31,
                                                                               (Unaudited)             1997
                                                                               -----------             ----
ASSETS:

Real Estate:
     Land                                                                       $ 158,149           $ 158,149
     Buildings and improvements                                                   620,467             611,711
     Tenant improvements                                                           43,432              36,170
     Furniture, fixtures and equipment                                              4,509               4,192
                                                                                ---------           ---------
                                                                                  826,557             810,222
     Less: Accumulated depreciation and amortization                              (34,063)            (24,393)
                                                                                ---------           ---------
                                                                                  792,494             785,829

Cash and cash equivalents                                                          60,025              27,517
Restricted cash                                                                    13,667               9,369
Accounts receivable                                                                 4,493              11,946
Prepaid expenses                                                                      405                 495
Deferred costs, net of accumulated
  amortization of $3,829 and $2,192, respectively                                  32,382              22,521
Accrued rent                                                                       49,356              29,969
                                                                                ---------           ---------

     Total Assets                                                               $ 952,822           $ 887,646
                                                                                =========           =========

LIABILITIES AND OWNERS' EQUITY

Liabilities:
Zero coupon convertible debentures, net of unamortized
   discount of $152,351 and $177,696, respectively                              $ 433,834           $ 408,489
14% debentures (includes premium of $23,943 and $24,710, respectively)             98,943              99,710
NationsBank loans                                                                  85,000              55,000
Accrued interest payable                                                            4,548               7,152
Accounts payable and accrued expenses                                              23,924              21,227
Tenant security deposits payable                                                   13,448               8,940
                                                                                ---------           ---------

     Total Liabilities                                                            659,697             600,518

Commitments and Contingencies

Owners' Equity                                                                    293,125             287,128
                                                                                ---------           ---------

     Total Liabilities and Owners' Equity                                       $ 952,822           $ 887,646
                                                                                =========           =========

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                                   RCPI TRUST
                           (A Delaware business trust)
                            STATEMENTS OF OPERATIONS
                                ($ in thousands)
                                   (UNAUDITED)


                                                         For the Quarters Ended              For the Six Months Ended
                                                                  June 30,                            June 30,
                                                          1998              1997               1998              1997
                                                          ----              ----               ----              ----
Revenues:
    Base rental                                         $ 47,348          $ 40,396           $ 94,809          $ 83,462
    Operating escalations and percentage rents             1,428               607              3,344             3,381
    Interest and other income                              1,813             3,402              3,277             5,212
                                                        --------          --------           --------          --------

        Total revenues                                    50,589            44,405            101,430            92,055
                                                        --------          --------           --------          --------

Expenses:
    Interest                                              16,669            14,478             32,092            28,084
    Real estate taxes                                      8,414             8,234             16,829            16,468
    Payroll and benefits                                   5,689             4,716             10,080             9,062
    Repairs, maintenance and supplies                      4,067             3,458              6,905             5,392
    Utilities                                              2,165             3,240              6,037             7,840
    Cleaning                                               3,492             3,267              6,867             6,856
    Professional fees                                        262             1,535                807             4,242
    Insurance                                                263               314                577               599
    Management and accounting fees                           856               857              1,758             1,704
    General and administration                             1,331               576              2,157               889
    Depreciation and amortization                          5,859             4,683             11,324             9,206
                                                        --------          --------           --------          --------

        Total expenses                                    49,067            45,358             95,433            90,342
                                                        --------          --------           --------          --------

Net income (loss)                                       $  1,522          ($   953)          $  5,997          $  1,713
                                                        ========          ========           ========          ========

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                                   RCPI TRUST
                           (A Delaware business trust)
                            STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (UNAUDITED)


                                                                            For the Six Months Ended
                                                                                    June 30,
                                                                                    --------
                                                                             1998               1997
Cash Flows from Operating Activities:
   Net income                                                              $  5,997           $  1,713
   Adjustment to reconcile net income to net cash
    provided by operating activities:
     Amortization of original issue discount and premium                     24,578             21,770
     Depreciation and amortization                                           11,324              9,206
     (Increase) decrease in restricted cash                                  (4,297)             2,420
     Decrease in accounts receivable                                          7,453              8,864
     Decrease (increase) in prepaid expenses                                     90            (17,175)
     Increase in accrued rent                                               (19,388)            (7,124)
     Increase (decrease) in accounts payable and accrued expenses
     and tenant security deposits payable                                     6,812             (3,826)
     Decrease in accrued interest payable                                    (2,604)            (1,587)
                                                                           --------           --------
     Net cash provided by operating activities                               29,965             14,261
                                                                           --------           --------

Cash Flows from Investing Activities:
    Additions to building and improvements                                   (8,713)            (6,051)
    Additions to tenant improvements                                        (10,056)            (6,351)
    Additions to furniture, fixtures and equipment                             (317)               (46)
    Additions to deferred costs                                              (8,371)            (8,385)
                                                                           --------           --------
     Net cash used in investing activities                                  (27,457)           (20,833)
                                                                           --------           --------

Cash Flows from Financing Activities:
     Additions to NationsBank loans                                          30,000             55,000
     Capital contributions                                                       --                 10
     Distributions to owners                                                     --            (44,128)
     Payment of floating rate notes                                              --            (10,000)
     Payment of deferred financing fees                                          --             (3,391)
                                                                           --------           --------
     Net cash provided by financing activities                               30,000             (2,509)
                                                                           --------           --------

Increase (decrease) in cash and cash equivalents                             32,508             (9,081)
Cash and cash equivalents at beginning of period                             27,517             28,765
                                                                           --------           --------
Cash and cash equivalents at end of period                                 $ 60,025           $ 19,684
                                                                           ========           ========

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                                   RCPI TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      FINANCIAL STATEMENTS

        The balance sheet as of June 30, 1998, the statements of operations for the quarters ended and the six months ended June 30, 1998 and 1997 and the cash flows for the six months ended June 30, 1998 and 1997 are unaudited, but in the opinion of the Company's management reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial condition and results of operations at those dates and for those periods. The results of operations for the interim periods are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Form 10-K for the year ended December 31, 1997.


2.      DEBT

        NationsBank Credit Facility

        The Company entered into a Credit Agreement (the "NationsBank Credit Agreement") dated as of May 16, 1997, with NationsBank of Texas, N.A. ("NationsBank"), pursuant to which NationsBank agreed to make term loans (the "NationsBank Loans") to the Company in an aggregate principal amount of up to $100 million. As of December 31, 1997, the Company had a term loan outstanding in the principal amount of $55 million. On January 16, 1998, the Company entered into a second NationsBank loan in the principal amount of $20 million. On June 29, 1998, the Company entered into a third NationsBank loan in the principal amount of $10 million. As of June 30, 1998 the total loans due to NationsBank were $85 million.

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

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



       LIQUIDITY AND CAPITAL RESOURCES - RCPI TRUST

       Land and Building

       At June 30, 1998, the Property, exclusive of 1.5 million square feet owned directly by the National Broadcasting Company, Inc. and NBC Trust No. 1996A, was approximately 88.1% occupied. Occupancy rates for the Property at various dates are presented in the following table:

              March 31, 1998                         88.1%             June 30, 1997                     86.4%
              December 31, 1997                      86.7%             March 31, 1997                    83.3%
              September 30, 1997                     86.3%             December 31, 1996                 83.6%

       The following table shows selected lease expirations and vacancy of the Property as of June 30, 1998. Area, as presented below and discussed above, is measured based on standards promulgated by the New York Real Estate Board in 1987. Lease turnover could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal and rental income will be affected significantly by market conditions at the time and by the terms at which the Company can then lease space.

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
                                                 =========                         ======


       Debt

       The Zero Coupon Debentures due December 31, 2000 accrete to a face value of approximately $586.2 million at an effective annual interest rate of 12.10%. At June 30, 1998 and December 31, 1997, the carrying value of the Zero Coupon Debentures, net of unamortized discount, was approximately $433.8 million and $408.5 million, respectively.

       The Floating Rate Notes matured on May 31, 1997 and bore interest at the London Interbank Offered Rate ("LIBOR") plus 4%. Interest was paid quarterly on March 1, June 1, September 1, and December 1. At June 30, 1997 interest was accruing at 9.50%. On July 17, 1996, outstanding principal in the amount of $106.3 million plus accrued interest of $1.2 million was prepaid. On May 16, 1997, the remaining principal balance of $10 million was repaid.

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



       The 14% Debentures have a principal balance of $75 million and mature on December 31, 2007. At the time the Property was acquired by the Company, the carrying value of the 14% Debentures was adjusted to reflect their estimated fair value at that date, resulting in a premium. The effective interest rate, which is net of the amortization of this premium, is approximately 9.03%. Interest payments are made semi-annually on July 31 and January 31. As of June 30, 1998 and December 31, 1997, the carrying value of the 14% Debentures was approximately $98.9 million and $99.7 million, respectively.

       As of June 30, 1998, the NationsBank credit facility has an aggregate principal balance of $85 million and matures on May 16, 2000. The Company may elect interest periods based on one, two, three or six month LIBOR rates. Interest accrues at LIBOR plus 1.75% and is payable monthly in arrears.

       Cash Flow

       During the six months ended June 30, 1998, the Company received cash flows of approximately $30 million from operations of the Property. The Company used part of this cash flow from operations and an additional draw on the NationsBank credit facility of $30 million to fund building improvements, tenant improvements, leasing commissions and other deferred costs totaling approximately $27 million.

       The Company believes that its current cash balance and future cash flows from operations, together with its expected borrowings in an amount currently believed not to exceed the NationsBank Facility of $100 million, will be sufficient to fund its requirements for the foreseeable future.

       Inflation

       Inflation and changing prices during the current period did not significantly affect the markets in which the Company conducts its business. In view of the moderate rate of inflation, its impact on the Company's business has not been significant.

       RESULTS OF OPERATIONS - RCPI TRUST

       Base rent for the quarter and the six months ended June 30, 1998 increased approximately $6.9 million and $11.3 million, respectively, from the quarter and the six months ended June 30, 1997, due mainly to higher rental rates on new leases than existed in the prior year. Additionally, the occupancy level increased to 88.1% as of June 30, 1998, as compared to 86.4% as of June 30, 1997.

       Interest expense has increased by approximately $2.2 million and $4.0 million for the quarter and the six months ended June 30, 1998, respectively, as compared to the quarter and the six months ended June 30, 1997, primarily due to the increase in the outstanding debt balance. Total outstanding debt as of June 30, 1997 was approximately $563.2 million, as compared to $617.8 million as of June 30, 1998. The increase is due primarily to accretion of the Zero Coupon Debentures and additional draws under the NationsBank credit facility which has increased by $30 million since December 31, 1997.

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



       The increase in payroll of approximately $1.0 million during the quarter and the six months ended June 30, 1998, as compared to the quarter and the six months ended June 30, 1997, is a result of increased salaries related to retail leasing and redevelopment.

       The increase in repairs and maintenance of approximately $609,000 and $1.5 million during the quarter and the six months ended June 30, 1998, respectively, as compared to the quarter and the six months ended June 30, 1997, is primarily due to the accelerated timing of certain repairs and maintenance projects in 1998.

       Utilities expense for the quarter and the six months ended June 30, 1998 decreased by approximately $1.1 million and $1.8 million, respectively, as compared to the quarter and six months ended June 30, 1997, primarily due to a warm winter in the New York area, as well as operating efficiencies achieved through preventive maintenance.

       The decrease in professional fees in 1998 is due primarily to legal and settlement costs incurred during the first quarter of 1997 associated with the Bear Stearns & Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation lawsuit, totaling approximately $2.6 million.

       General and administrative costs have increased during the quarter and the six months ended June 30, 1998, as compared to the quarter and the six months ended June 30, 1997, by approximately $775,000 and $1.3 million, respectively. The increase is primarily due to a retroactive payment of city franchise and license fees based on a renegotiated contract and an increase in certain advertising costs incurred to promote leasing activity.

       The increase in depreciation and amortization expense of approximately $1.2 million and $2.1 million for the quarter and the six months ended June 30, 1997, respectively, as compared to quarter and the six months ended June 30, 1998, was primarily due to additional capital projects at the property being placed into service since June 30, 1997 and due to additional tenant improvements and leasing commissions expended as a result of increased leasing activity.

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

       In the consolidated suit under the caption In re Rockefeller Center Properties, Inc. Securities Litigation Cons. C.A. No. 96-543 (RRM) ("In re RCPI"), defendants filed a motion for summary judgment on March 4, 1998 with respect to the transferable development rights. On July 10, 1998, the Court issued a Memorandum Opinion and Order which, inter alia, denied plaintiffs' motion for reargument and granted defendants' motion for summary judgment. On July 22, 1998, pursuant to the Court's Memorandum Opinion and Order, the Clerk of the Court entered Judgment in favor of all defendants against all plaintiffs as to all claims in the amended complaint. On July 17, 1998, plaintiffs filed notices of appeal to the United States Court of Appeals for the Third Circuit from the District Court's dismissal of the case. The defendants intend to defend such appeal vigorously.

       In June, 1998, Samuel and Laurel Beizer and several of the named plaintiffs in In re RCPI filed another purported class action complaint and shortly thereafter an amended complaint in the Court of Chancery of the State of Delaware in and for New Castle County (the "Chancery Court action"), making largely the same allegations as in In re RCPI, but asserting them as state law claims, rather than federal securities law claims. The action is entitled Beizer et al. v. Linneman et al., C.A. No. 16413. As in In re RCPI, the defendants in Chancery Court action include several former officers and directors of the Predecessor as to one or more of whom the Company may have indemnity obligations. Also, as in In re RCPI, plaintiffs seek unspecified damages, rescission of the Merger, and/or disgorgement. Defendants intend to defend the action vigorously.

       On July 31, 1996, a Petition for Appraisal, captioned Solomon v. Rockefeller Center Properties, Inc., C.A. No. 15155, was filed in the Delaware Court of Chancery. The petitioners allege that the consideration paid to the Predecessor's stockholders in conjunction with the Merger was inadequate, and they request that the Court determine the fair value of their stock at the time of the Merger. Predecessor filed its Response to the Petition for Appraisal on October 7, 1996, in which it asserts that the fair value of Predecessor common stock at the time of the Merger was not more than $8.00 per share and asks the Court to so determine. The case was dismissed with prejudice by Order dated November 25, 1997, which Order became effective on or about March 18, 1998.

ITEM 6.(a)    EXHIBITS

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


                                           RCPI TRUST




              Date:   August 14, 1998      By: /s/ David Augarten
                                                   ----------------------------
                                                   David Augarten
                                                   Vice President
                                                   (Principal Financial Officer)