Form 10-Q
period 1998-09-30
RCPI TRUST /DE/
filed 1998-11-13
CIK 773652

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Yes    X    No
    ------     ------

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

            RCPI Trust,  Balance  Sheets as of September 30, 1998  (unaudited)
            and December 31, 1997                                                          1

            RCPI Trust, Statements of Operations for the quarters ended September 30,
            1998 and 1997 (unaudited) and for the nine months ended September 30,
            1998 and 1997 (unaudited)                                                      2

            RCPI Trust,  Statements  of Cash Flows for the nine  months  ended
            September 30, 1998 and 1997 (unaudited)                                        3

            Notes to Financial Statements (unaudited)                                      4


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                                          5


PART II--OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS                                                              8

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                               9

PART I -- FINANCIAL INFORMATION
  ITEM 1.  Financial Statements

                                   RCPI TRUST
                          (A Delaware business trust)
                                 BALANCE SHEETS
                                ($ in thousands)


                                                                                  As of                As of
                                                                             Sept. 30, 1998         December 31,
                                                                               (Unaudited)             1997
                                                                               -----------             ----
ASSETS:

Real Estate:
  Land                                                                          $ 158,149           $ 158,149
  Buildings and improvements                                                      626,930             611,711
  Tenant improvements                                                              46,957              36,170
  Furniture, fixtures and equipment                                                 4,564               4,192
                                                                                ---------           ---------
                                                                                  836,600             810,222
     Less:  Accumulated depreciation and amortization                             (38,964)            (24,393)
                                                                                ---------           ---------
                                                                                  797,636             785,829

Cash and cash equivalents                                                          35,585              27,517
Restricted cash                                                                     9,656               9,369
Accounts receivable                                                                 5,815              11,946
Prepaid expenses                                                                    9,576                 495
Deferred costs, net of accumulated
  amortization of $4,735 and $2,192, respectively                                  36,524              22,521
Accrued rent                                                                       58,829              29,969
                                                                                ---------           ---------
  Total Assets                                                                  $ 953,621           $ 887,646
                                                                                =========           =========

LIABILITIES AND OWNERS' EQUITY

Liabilities:
Zero coupon convertible debentures, net of unamortized
   discount of $139,095 and $177,696, respectively                              $ 447,090           $ 408,489
14% debentures (includes premium of $23,540 and $24,710, respectively)             98,540              99,710
NationsBank loans                                                                  85,000              55,000
Accrued interest payable                                                            2,037               7,152
Accounts payable and accrued expenses                                              16,365              21,227
Tenant security deposits payable                                                    9,731               8,940
                                                                                ---------           ---------
  Total Liabilities                                                               658,763             600,518

Commitments and Contingencies

Owners' Equity                                                                    294,858             287,128
                                                                                ---------           ---------
  Total Liabilities and Owners' Equity                                          $ 953,621           $ 887,646
                                                                                =========           =========

                     SEE NOTES TO THE FINANCIAL STATEMENTS

                                   RCPI TRUST
                          (A Delaware business trust)
                            STATEMENTS OF OPERATIONS
                                ($ in thousands)
                                  (UNAUDITED)


                                                          For the Quarters Ended              For the Nine Months Ended
                                                               September 30,                        September 30,
                                                          1998               1997              1998               1997
                                                          ----               ----              ----               ----
Revenues:
    Base rental                                         $ 48,243          $ 42,321           $143,052          $125,783
    Operating escalations and percentage rents             1,815             1,995              5,159             5,376
    Interest and other income                              2,105             1,865              5,382             7,077
                                                        --------          --------           --------          --------
        Total revenues                                    52,163            46,181            153,593           138,236
                                                        --------          --------           --------          --------

Expenses:
    Interest                                              17,173            15,494             49,265            43,578
    Real estate taxes                                      8,657             8,562             25,486            25,030
    Payroll and benefits                                   4,972             4,240             15,052            13,302
    Repairs, maintenance and supplies                      3,543             3,068             10,448             8,460
    Utilities                                              4,211             4,753             10,248            12,593
    Cleaning                                               3,267             3,435             10,134            10,291
    Professional fees                                        196               641              1,003             4,883
    Insurance                                                235               315                812               914
    Management and accounting fees                           888               812              2,646             2,516
    General and administration                             1,094             1,212              3,251             2,101
    Depreciation and amortization                          6,194             5,124             17,518            14,330
                                                        --------          --------           --------          --------
        Total expenses                                    50,430            47,656            145,863           137,998
                                                        --------          --------           --------          --------
Net income (loss)                                       $  1,733          ($ 1,475)          $  7,730          $    238
                                                        ========          ========           ========          ========

                     SEE NOTES TO THE FINANCIAL STATEMENTS

                                   RCPI TRUST
                          (A Delaware business trust)
                            STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                  (UNAUDITED)


                                                                 For the Nine Months Ended
                                                                        September 30,
                                                                   1998               1997
                                                                   ----               ----
Cash Flows from Operating Activities:
   Net income                                                    $  7,730           $    238
   Adjustment to reconcile net income to net cash
    provided by operating activities:
    Amortization of original issue discount and premium            37,431             33,154
    Depreciation and amortization                                  17,518             14,330
    (Increase) decrease in restricted cash                           (287)               924
    Decrease in accounts receivable                                 6,131              9,778
    Increase in prepaid expenses                                   (9,081)            (8,908)
    Increase in accrued rent                                      (28,860)           (12,157)
    Decrease in accounts payable and accrued expenses
      and tenant security deposits payable                         (1,209)            (5,031)
    Decrease in accrued interest payable                           (5,114)            (1,667)
                                                                 --------           --------
       Net cash provided by operating activities                   24,259             30,661
                                                                 --------           --------

Cash Flows from Investing Activities:
    Additions to building and improvements                        (15,416)            (9,398)
    Additions to tenant improvements                              (15,274)           (10,443)
    Additions to furniture, fixtures and equipment                   (372)               (86)
    Additions to deferred costs                                   (15,129)           (12,868)
                                                                 --------           --------
       Net cash used in investing activities                      (46,191)           (32,795)
                                                                 --------           --------

Cash Flows from Financing Activities:
  Additions to NationsBank loans                                   30,000             55,000
  Capital contributions                                                --                 10
  Distributions to owners                                              --            (44,128)
  Payment of floating rate notes                                       --            (10,000)
                                                                 --------           --------
       Net cash provided by financing activities                   30,000                882
                                                                 --------           --------

Increase (decrease) in cash and cash equivalents                    8,068             (1,252)
Cash and cash equivalents at beginning of period                   27,517             28,765
                                                                 --------           --------
Cash and cash equivalents at end of period                       $ 35,585           $ 27,513
                                                                 ========           ========


                     SEE NOTES TO THE FINANCIAL STATEMENTS

                                   RCPI TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   FINANCIAL STATEMENTS

     The balance sheet as of September 30, 1998, the statements of operations for the quarters ended and the nine months ended September 30, 1998 and 1997 and the statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited, but in the opinion of the Company's management reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial condition and results of operations at those dates and for those periods. The results of operations for the interim periods are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Form 10-K for the year ended December 31, 1997.


2.   DEBT

     NationsBank Credit Facility

     The Company entered into a Credit Agreement (the "NationsBank Credit Agreement") dated as of May 16, 1997, with NationsBank of Texas, N.A. ("NationsBank"), pursuant to which NationsBank agreed to make term loans (the "NationsBank Loans") to the Company in an aggregate principal amount of up to $100 million. As of December 31, 1997, the Company had a term loan outstanding in the principal amount of $55 million. On January 16, 1998, the Company entered into a second NationsBank loan in the principal amount of $20 million. On June 29, 1998, the Company entered into a third NationsBank loan in the principal amount of $10 million. As of September 30, 1998 the total loans due to NationsBank were $85 million.

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

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     LIQUIDITY AND CAPITAL RESOURCES - RCPI TRUST

     Land and Building

     At September 30, 1998, the Property, exclusive of 1.5 million square feet owned directly by the National Broadcasting Company, Inc. and NBC Trust No. 1996A, was approximately 89.6% occupied. Occupancy rates for the Property at various dates are presented in the following table:

         June 30, 1998               88.1%         September 30, 1997       86.3%
         March 31, 1998              88.1%         June 30, 1997            86.4%
         December 31, 1997           86.7%         March 31, 1997           83.3%

     The following table shows selected lease expirations and vacancy of the Property as of September 30, 1998. Area, as presented below and discussed above, is measured based on standards promulgated by the New York Real Estate Board in 1987. Lease turnover could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal and rental income will be affected significantly by market conditions at the time and by the terms at which the Company can then lease space.

                                   Square Feet               Percent
               Year                  Expiring                Expiring
               ----                  --------                --------
               Vacant                611,864                  10.4%
               1998                  175,022                   3.0%
               1999                  207,662                   3.5%
               2000                  467,798                   7.9%
               2001                  132,037                   2.2%
               2002                  218,162                   3.7%
               Thereafter          4,087,152                  69.3%
                                   ---------                  -----
               Total               5,899,697                 100.0%
                                   =========                 ======

     Debt

     The Zero Coupon Debentures due December 31, 2000 accrete to a face value of approximately $586.2 million at an effective annual interest rate of 12.10%. At September 30, 1998 and December 31, 1997, the carrying value of the Zero Coupon Debentures, net of unamortized discount, was approximately $447.1 million and $408.5 million, respectively.

     On July 17, 1996, outstanding principal on the Floating Rate Notes in the amount of $106.3 million plus accrued interest of $1.2 million was prepaid. On May 16, 1997, the remaining principal balance of $10 million was repaid.

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The 14% Debentures have a principal balance of $75 million and mature on December 31, 2007. At the time the Property was acquired by the Company, the carrying value of the 14% Debentures was adjusted to reflect their estimated fair value at that date, resulting in a premium. The effective interest rate, which is net of the amortization of this premium, is approximately 9.03%. Interest payments are made semi-annually on July 31 and January 31. As of September 30, 1998 and December 31, 1997, the carrying value of the 14% Debentures was approximately $98.5 million and $99.7 million, respectively.

     As of September 30, 1998, the NationsBank credit facility has an aggregate principal balance of $85 million and matures on May 16, 2000. The Company may elect interest periods based on one, two, three or six month LIBOR rates. Interest accrues at LIBOR plus 1.75% and is payable monthly in arrears.

     Cash Flow

     During the nine months ended September 30, 1998, the Company received cash flows of approximately $24 million from operations of the Property. The Company used part of this cash flow from operations and an additional draw on the NationsBank credit facility of $30 million to fund building improvements, tenant improvements, leasing commissions and other deferred costs totaling approximately $46 million.

     The Company believes that its current cash balance and future cash flows from operations, together with its expected borrowings in an amount currently believed not to exceed the current NationsBank Facility balance as of September 30, 1998 of $85 million, will be sufficient to fund its requirements for the foreseeable future.

     Inflation

     Inflation and changing prices during the current period did not significantly affect the markets in which the Company conducts its business. In view of the moderate rate of inflation, its impact on the Company's business has not been significant.

     RESULTS OF OPERATIONS - RCPI TRUST

     Base rent for the quarter and the nine months ended September 30, 1998 increased approximately $5.9 million and $17.3 million, respectively, from the quarter and the nine months ended September 30, 1997, due mainly to higher rental rates on new leases than existed in the prior year. Additionally, the occupancy level increased to 89.6% as of September 30, 1998, as compared to 86.3% as of September 30, 1997.

     Interest expense has increased by approximately $1.7 million and $5.7 million for the quarter and the nine months ended September 30, 1998, respectively, as compared to the quarter and the nine months ended September 30, 1997, primarily due to the increase in the outstanding debt balance. Total outstanding debt as of September 30, 1997 was approximately $551 million, as compared to $631 million as of September 30, 1998. The increase is due primarily to accretion of the Zero Coupon Debentures and additional draws under the NationsBank credit facility which has increased by $30 million since September 30, 1997.

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The increase in payroll and benefits of approximately $732,000 and $1.8 million during the quarter and the nine months ended September 30, 1998, respectively, as compared to the quarter and the nine months ended September 30, 1997, is a result of additional salaries related to retail leasing and redevelopment.

     The increase in repairs, maintenance and supplies of approximately $475,000 and $2.0 million during the quarter and the nine months ended September 30, 1998, respectively, as compared to the quarter and the nine months ended September 30, 1997, is primarily due to additional asbestos costs incurred related to office and retail tenant construction and base building upgrades and construction which increased in 1998.

     Utilities expense for the quarter and the nine months ended September 30, 1998 decreased by approximately $542,000 and $2.3 million, respectively, as compared to the quarter and nine months ended September 30, 1997, primarily due to a warm winter in the New York area, as well as operating efficiencies achieved through preventive maintenance.

     The decrease in professional fees in 1998 is due primarily to legal and settlement costs incurred during the first quarter of 1997 associated with the Bear Stearns & Co., Inc. and Donaldson, Lufkin & Jenrette Securities Corporation lawsuit, totaling approximately $2.6 million.

     General and administrative costs have increased during the quarter and the nine months ended September 30, 1998, as compared to the quarter and the nine months ended September 30, 1997, by approximately $118,000 and $1.2 million, respectively. The increase is primarily due to a retroactive payment of city franchise and license fees based on a renegotiated contract and an increase in administrative costs related to the retail leasing and redevelopment.

     The increase in depreciation and amortization expense of approximately $1.1 million and $3.2 million for the quarter and the nine months ended September 30, 1998, respectively, as compared to the quarter and the nine months ended September 30, 1997, was primarily due to additional capital projects at the property being placed into service since September 30, 1997 and due to additional tenant improvements and leasing commissions expended as a result of increased office and retail leasing activity.

                                   RCPI TRUST
                           PART II - OTHER INFORMATION


     Item 1.Legal Proceedings

     Except as disclosed below, there has been no material change to the status of existing litigation as reported in the Company's Form 10-K filed as of December 31, 1997 and Form 10-Q filed as of June 30, 1998.

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

(10.9)         Intercreditor and Subordination Agreement, dated as of May 16,
               1997, between the Company and Whitehall is incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

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

                                                 RCPI TRUST




     Date:   November 13, 1998                   By:/s/ David Augarten
                                                    ---------------------------
                                                    David Augarten
                                                    Vice President
                                                    (Principal Financial
                                                     Officer)