Form 10-K405
period 1998-12-31
RCPI TRUST /DE/
filed 1999-03-31
CIK 773652

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                    FORM 10-K

                      -------------------------------------
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

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

                       c/o Tishman Speyer Properties, L.P.
                   45 Rockefeller Plaza, New York, N.Y. 10111
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 332-6535
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2 Trust Ownership Interests as of March 31, 1999.

                       Documents Incorporated by Reference

Rockefeller Center Properties, Inc.'s Proxy Statement for its 1996 Special Meeting of Stockholders, dated February 14, 1996, is incorporated by reference as a supplemental response to the information required by Items 11, 12 and 13 of
Part III of this Annual Report on Form 10-K.

----------
* As successor in interest to Rockefeller Center Properties, Inc. (Commission File No. 1-8971).

                                   RCPI TRUST

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

      ITEM 1.     Business.....................................................1

      ITEM 2.     Property.....................................................4

      ITEM 3.     Legal Proceedings............................................8

      ITEM 4.     Submission of Matters to a Vote of
                  Security Holders............................................10

PART II

      ITEM 5.     Market for the Registrant's Common Equity
                  and Related Stockholder Matters.............................11

      ITEM 6.     Selected Financial Data.....................................12

      ITEM 7.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............15

      ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk..19

      ITEM 8.     Financial Statements and Supplementary Data.................21

      ITEM 9.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure......................50

PART III

      ITEM 10.    Directors and Executive Officers
                  of the Registrant...........................................51

      ITEM 11.    Executive Compensation......................................52

      ITEM 12.    Security Ownership of Certain
                  Beneficial Owners and Management............................53

      ITEM 13.    Certain Relationships and Related
                  Transactions................................................53

PART IV

      ITEM 14.    Exhibits, Financial Statements Schedules
                  and Reports on Form 8-K.....................................56


                                       (i)

                                     PART I

Item 1. Business

      Organization and Purpose

      Rockefeller Center Properties, Inc. (referred to as "Inc." or the "Predecessor") was incorporated in Delaware on July 17, 1985. Inc. was formed to permit public investment in two convertible participating mortgages totaling $1.3 billion (collectively, the "Mortgage Loan"). On September 19, 1985, Inc. issued 37,510,000 shares of common stock (the "Common Stock") in an initial public offering registered under the Securities Act of 1933, as amended (the "Act"). Simultaneously with the offering of the Common Stock, Inc. issued Current Coupon Convertible Debentures due 2000 and Zero Coupon Convertible Debentures due 2000 (collectively, the "Convertible Debentures"). In December 1993, 750,704 warrants issued in connection with the settlement of litigation were exercised and a like number of shares of Common Stock were issued. In December 1994, Inc. issued $150 million of Floating Rate Notes (the "Floating Rate Notes") due December 31, 2000 to Goldman Sachs Mortgage Company, and $75 million of 14% Debentures (the "14% Debentures") due December 31, 2007 to Whitehall Street Real Estate Limited Partnership V ("Whitehall"). In conjunction with the issuance of the 14% Debentures, Inc. also issued 4,155,927 Warrants ("Warrants") to acquire newly issued common stock exercisable at $5 per share and 5,394,541 Stock Appreciation Rights ("SARS") convertible into 14% Debentures or, under certain circumstances, Warrants.

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

      The Company operates in only one segment: owning, operating and managing the Property.

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

      The Merger Agreement was approved by the stockholders of the Predecessor on March 25, 1996 and became effective on July 10, 1996 (the "Effective Date"). Pursuant to the Merger, each share of the Predecessor's common stock outstanding as of the Effective Date (other than (i) shares of Common Stock held by the Predecessor or any of its subsidiaries, (ii) shares of Common Stock held by Holdings or any of its subsidiaries (including RCPI Merger Inc.) and (iii) any shares of Common Stock held by a stockholder who was entitled to demand, and who properly demanded and did not withdraw such demand an appraisal for such shares in accordance with Section 262 of the Delaware General Corporation Law) was converted into the right to receive $8.00 in cash, without interest thereon. As of the Effective Date, the Common Stock of Inc. was held by Holdings and the Warrants and SARS, previously held by Whitehall were contributed through Holdings to Inc. and canceled. Thereafter, on the Effective Date, Inc. transferred substantially all of its assets (including the Mortgage Loan) and liabilities to the Company and the Company became the successor to Inc. under the Indenture governing the Convertible Debentures.

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

      Competitive Market

      The information set forth in this section is based upon data supplied by Cushman & Wakefield, Inc. ("C&W") and publicly available sources. The statements with respect to real estate markets and market trends made in this section and elsewhere in this Annual Report are based upon the conclusions of C&W as experts and are based upon their 1998 year-end office summary.

      New York City (the "City") is the largest office real estate market in the United States. Its central business district has two primary concentrations, Midtown and Downtown Manhattan. The Property is located in Manhattan's Midtown office market and is considered Class "A" or "Prime" space. The Midtown market comprises approximately 221 million square feet of rentable office space, of which 169 rentable million square feet is considered Class "A" or "Prime". In addition, approximately 3.1 million rentable square feet of office space is currently under construction in the Midtown market. The Midtown market principally serves corporate headquarters and financial, legal, communications, advertising and other service firms, as well as foreign businesses and governments, for which prestige, central location and amenities are factors justifying the higher rental rate charges for prime office space.

      Substantial lease commitments completed in the Midtown market during the past year drove total leasing activity to nearly 18.7 million square feet. While the activity was strong, it was a 6.3% decrease from the record high in 1997 of 19.9 million square feet. Uncertainty in the real estate market, promulgated by the August 1998 stock market decline, caused an overall decrease in New York's office leasing activity. Leasing activity again picked up and stabilized towards the end of 1998 as the stock market regained its strength.

      Mergers and cutbacks in many financial services firms, including Merrill Lynch, have resulted in a number of medium-sized blocks of space returning to the market. This additional space created alternative opportunities for other tenants, including the growing computer services and Internet industry, scouring an already tight office market. With more space on the market in 1998 and less leasing activity compared to 1997, net absorption decreased by approximately 1.9 million square feet (or approximately 46%) in 1998. However, despite the leasing trends and volatility in the market during 1998, the overall Midtown vacancy rate continued to decrease, dropping slightly from 8.9% at the end of 1997 to 8.1% at the end of 1998.

      Overall, direct asking rental rates rose during 1998 throughout the City. The most significant gains were made in both the Midtown market, with an average increase from $39.29 to $46.94 per square foot, and in the Downtown market, from $31.46 to $38.70 per square foot, from 1997 to 1998, respectively. The Madison/Fifth and Park Avenue submarkets posted the highest class A asking rental rates in the City in 1998 at $58.02 and $52.32 per square foot, respectively.

      Financial Information About Segments

      See the Financial Statements provided in response to Item 8 for financial information about the Company's sole segment.

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

      Also included in the Property is Radio City Music Hall (the "Music Hall"), which is leased to Radio City Productions, LLC ("RCP") through February 28, 2023 with an option to extend for an additional 10 years at $13 million annually beginning March 1, 1998. RCP was a wholly-owned subsidiary of an affiliate of the Previous Owners. RCP is obligated under the lease to pay for the expenses of maintaining the interior of the Music Hall. The Company is responsible for the expenses of exterior maintenance.

      The following table provides summary information regarding the buildings included in the Property.


                                                                At December 31, 1998
                                                             -------------------------
                                                  Number of  Rentable area  Occupancy
Building                         Year opened       stories    (sq.ft.)(1)   percentage
--------                         -----------       -------    -----------   ----------
GE (2)                               1933             69      2,289,904        93.0
NBC Studio (2)                       1933             10        384,592       100.0
GE West (2)                          1933             16        188,814       100.0
1270 Avenue of the Americas (3)      1932             32        478,602        88.8
Associated Press                     1938             16        469,128        86.4
International                        1935             40      1,239,226        93.5
British Empire                       1933              9        123,596        95.9
La Maison Francaise                  1933              9        127,570        87.5
One Rockefeller Plaza                1937             35        566,231        99.5
Ten Rockefeller Plaza (5)            1939             17        346,986        91.7
Simon & Schuster                     1940
    and Addition                     1955             21        729,836        95.2
600 Fifth Avenue                     1952             29        434,258        96.2
Additional Property (4)                --             --         35,385        81.8
                                                              ---------      ------
    Subtotal                                                  7,414,128
    Less: NBC Space                                           1,514,431
        Total                                                 5,899,697        93.0
                                                              =========      ======

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

(5) Includes the Garage and the Christie's, Inc. Auction House as part of the building but excluded from rentable area and occupancy.

      Rockefeller Center is one of the world's largest privately-owned business and entertainment complexes which employs 575 people. In addition to the buildings described above, the Property contains a wide range of amenities including the Channel Gardens landscaped promenade, the lower plaza used as an ice skating rink during colder weather and otherwise for outdoor dining, a new 300,000 square foot auction facility operated by Christie's, Inc., a 3 story 275-car parking garage and extensive off-street truck delivery areas, an underground retail and pedestrian concourse connecting all buildings and providing access to an on-site subway station, roof gardens and the Music Hall. Currently, retail space within the Property includes approximately 53 shops and 16 restaurants as of December 31, 1998.

      Beginning in January 1999, the Company is commencing a retail redevelopment project which will include, among other things, the restoration of the Channel Gardens, repaving of Rockefeller Plaza, refurbishment of the common area in the concourse under 30 Rockefeller Plaza and the completion of numerous new retail stores. Such work is scheduled to be finished by the end of 1999.

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

      Property Management

      On July 10, 1996 the Company entered into a management agreement (the "Management Agreement") with Tishman Speyer Properties (the "Agent"), an affiliate of Rockprop, L.L.C., a member of the Investor Group, which expires on July 17, 1999. The Management Agreement will automatically renew for additional one year terms unless either party gives notice of election not to renew. The Agent earns a management fee based on 1.5% of Gross Revenues, as defined. See also Item 13 "Certain Relationships and Related Transactions", and Note 10 to the accompanying financial statements.

      Real Estate Taxes

      The targeted and actual assessed valuation of the Property and the real estate taxes payable by the Property are set forth in the following schedule for the fiscal year periods encompassing the years ended December 31, 1996, 1997, 1998 and 1999 and the period ended June 30, 2000. The schedule reflects the final settlement negotiated with the Tax Commission of the City of New York during 1995. This settlement reduced the targeted assessed valuation of the Property. Increases in targeted assessed valuation are required to be phased-in over a five-year period commencing with the fiscal year for which it is first increased.

                                 ($ in millions)

                            Targeted
                            Assessed         Actual Assessed        Real Estate
  Fiscal Year               Valuation           Valuation          Taxes Payable
July 1-June 30              (1) (2)              (1) (2)             (1) (2)
--------------              -------              -------             -------
    1995/96                  $318.2              $318.2               $33.1
    1996/97                  $326.1              $326.1               $33.4
    1997/98                  $332.4              $332.4               $34.2
    1998/99                  $359.8              $359.8               $34.9
    1999/00                  $368.3              $368.3               $36.1 (3)

---------------
(1) Excludes amounts applicable to Radio City Music Hall. Real estate taxes assessed against the Music Hall portions of the Property are not charged to the Property.

(2)   Excludes amounts applicable to the NBC space.

(3)   Based on the tax rate for the 1998/99 fiscal year.

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

      On November 15, 1996, Charal Investment Co., Inc. and C.W. Sommer & Co. filed a purported class action complaint in the United States District Court for the District of Delaware against certain former directors and officers of the Predecessor and against certain of the Company's indirect shareholders. Plaintiffs alleged that the defendants violated Section 10(b) of the Securities and Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder, and Section 14 of the Act and Rule 14a-9 promulgated thereunder by allegedly failing to provide adequate disclosure of the alleged possibility of a sale or lease financing of a portion of the Property to NBC and its parent corporation, GE, prior to the shareholder vote on the Merger. The complaint sought unspecified damages, rescission of the Merger and/or disgorgement. The Company may have indemnity obligations with respect to one or more of the defendants. On December 11, 1996 and December 18, 1996, identical complaints were filed in the federal court in Delaware by additional plaintiffs. On January 13, 1997, all these actions were consolidated under the caption In re Rockefeller Center Properties, Inc. Securities Litigation, Cons. C.A. No 96-543 (RRM) ("In re RCPI"). On March 4, 1998, defendants moved for summary judgment on the remaining claim involving the alleged non-disclosure of the transferable development rights (previously defendants prevailed on a motion to dismiss all of plaintiffs' claims except those concerning the transferable development rights). On July 10, 1998, the Court issued a Memorandum Opinion and Order that, inter alia, denied plaintiffs' motion for reargument of the Court's December 10, 1997 Order Granting Defendants' Motion to Dismiss in Part and granted defendants' motion for summary judgment on plaintiffs' claim involving the alleged non-disclosure of the transferable development rights. On July 22, 1998, pursuant to the Court's Memorandum Opinion and Order dated July 19, 1998, the Clerk of the Court entered Judgment in favor of all defendants against all plaintiffs as to all claims in the amended complaint. On July 17, 1998, plaintiffs filed notices of appeal to the United States Court of Appeals for the Third Circuit from the District Court's dismissal of the case. The appeal (Consolidated Nos. 98-5394/5395) is pending.

      On January 21, 1997, an action entitled Flashman v. Goldman, Sachs & Co., 97 Civ. 0403 (MGC) (S.D.N.Y.), was filed in New York Federal court containing allegations substantially similar to those in the original complaint in In re RCPI. During 1998, the plaintiff in Flashman joined as a plaintiff in the amended complaint filed in In re RCPI and voluntarily dismissed the action in Federal Court in New York.

      On February 25, 1997, an action entitled Debora v. Rockefeller, et. al., 97 Civ. 01312 (LLS) ("Debora"), was filed in the United States District Court for the Southern District of New York. The complaint in Debora is substantially similar to the original complaint in In re RCPI. The defendants are the same in both actions. The Debora complaint alleges common law fraud and deceit in addition to the two federal securities law violations alleged in In re RCPI. During 1998, the plaintiff in Debora joined as a plaintiff in In re RCPI and voluntarily dismissed the action in Federal Court in New York.

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

      On July 31, 1996, a Petition for Appraisal, captioned Solomon v. Rockefeller Center Properties, Inc., C.A. No. 15155, was filed in the Delaware Court of Chancery. The petitioners allege that the consideration paid to the Predecessor's stockholders in conjunction with the Merger was inadequate, and they request that the Court determine the fair value of their stock at the time of the Merger. Predecessor filed its Response to the Petition for Appraisal on October 7, 1996, in which it asserts that the fair value of Predecessor common stock at the time of the Merger was not more than $8.00 per share and asks the Court to so determine. This case was dismissed with prejudice by Order dated November 25, 1997, which Order became effective on or about March 18, 1998.

      In June, 1998, Samuel and Laurel Beizer and several of the named plaintiffs in In re RCPI filed another purported class action complaint and shortly thereafter an amended complaint in the Court of Chancery of the State of Delaware in and for New Castle County (the "Chancery Court action"), making largely the same allegations as in In re RCPI, but asserting them as state law claims, rather than federal securities law claims. The action is entitled Beizer et al. v. Linneman et al., C.A. No. 16413. As in In re RCPI, the defendants in Chancery Court action include several former officers and directors of the Predecessor as to one or more of whom the Company may have indemnity obligations. Also, as in In re RCPI, plaintiffs seek unspecified damages, rescission of the Merger, and/or disgorgement. By agreement of Counsel, this matter has been stayed indefinitely.

      During 1998, the Company resolved certain legal claims with no material adverse impact on the 1998 results of operations. The Company is also a defendant in other litigation and in some instances the amounts sought include substantial claims. Although the outcome of claims, litigation and disputes cannot be predicted with certainty, in the opinion of management based on facts known at this time, the resolution of such matters is not anticipated to have a material adverse effect on the financial position or results of operations of the Company. As these matters continue to proceed through the process to ultimate resolution, it is reasonably possible that the Company's estimation of the effect of such matters could change within the next year.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      There is no established public trading market for the Company's Trust Ownership Interests. There are two (2) record holders of such interests as of March 31, 1999.

      On July 10, 1996, pursuant to the Merger Agreement, Holdings and RCPI Investors L.L.C. each received a 50% undivided beneficial interest in the Company for $172 million each. This sale of securities was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof due to the fact that there were only two offerees. See also Item 1, "Business".

      The Indenture governing the Convertible Debentures limits cash distributions to the Owners, as defined, to the amount of cumulative Distributable Cash, as defined. The Indenture defines Distributable Cash as cash receipts from operations less operating expenses and interest. The amount of Distributable Cash, net of dividends paid, at December 31, 1998, 1997 and 1996 was computed as follows ($ in thousands):


                                                            1998          1997           1996
                                                          --------      --------       --------
Cash flow provided by operations (i)                      $ 49,069      $ 43,912       $ (6,997)
    Distributions                                             --         (44,128)          --
                                                          --------      --------       --------
Increase (decrease) in cumulative Distributable Cash        49,069          (216)        (6,997)

    Balance, beginning of period                            62,574        62,790         69,787(ii)
                                                          --------      --------       --------
    Balance, end of period                                $111,643      $ 62,574       $ 62,790
                                                          ========      ========       ========

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

Item 6. Selected Financial Data.

                                   RCPI TRUST
                         Selected Financial Information
                             (Dollars in thousands)

Statement of Operations Data                                         December 31,        December 31,         December 31,
(for the years and the period ended):                                    1998                1997                 1996
                                                                      ----------          ----------           ----------
     Total revenues                                                   $  208,064          $  189,182           $   88,488

     Operating expenses                                                  109,327             111,808               62,575
     Interest expense                                                     66,748              58,832               30,508
     Depreciation and amortization                                        24,361              19,762                7,047
                                                                      ----------          ----------           ----------
     Net income (loss)                                                $    7,628          $   (1,220)          $  (11,642)
                                                                      ==========          ==========           ==========

                                                                  As of December 31,   As of December 31,   As of December 31,
Balance Sheet Data:                                                      1998                1997                 1996
                                                                      ----------          ----------           ----------
     Real estate                                                      $  814,132          $  785,829           $  766,627
     Total assets                                                        969,750             887,646              839,672
     Debt                                                                638,879             563,199              473,310
     Debt due after one year                                             613,879             563,199              463,310
     Total liabilities                                                   674,994             600,518              507,206
     Owners' equity                                                      294,756             287,128              332,466

                                                                     December 31,        December 31,         December 31,
Other Financial Data (for the period ended):                             1998                1997                 1996
                                                                      ----------          ----------           ----------
     Net cash provided by (used in) operating activities              $   49,069          $   43,912           $   (6,997)
     Net cash provided by (used in) investing activities (1)              70,316             (42,225)             419,852
     Net cash provided by (used in) financing activities (2)              25,000              (2,935)            (384,090)
     Repurchase of Convertible Debentures (3)                               --                  --               (213,170)

----------------

(1) Included in net cash provided by investing activities for the period ended December 31, 1996 is $440,000 of proceeds received from the sale of the NBC space.

(2) Net cash (used in) financing activities for the period ended December 31, 1996 includes cash expended to retire the Current Coupons, GSMC Loan, and a significant portion of the Floating Rate Notes.

(3) As of December 31, 1998, the aggregate face value of the Convertible Debentures repurchased since 1987 was $710,605.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                         SELECTED FINANCIAL INFORMATION
                  (Dollars in thousands, except per share data)

                                                      January 1
Statements of Operations Data                      Through July 9,       December 31,         December 31,
(for the years and the period ended):                   1996                 1995                 1994
                                                     ----------           ----------           ----------
Revenues (1)                                         $       38           $   21,470           $  109,285
                                                     ----------           ----------           ----------
Interest expense                                         46,984               85,563               77,501
General and administrative                                4,774               11,267                4,170
Amortization of financing costs (2)                      12,421                9,258                  705
Stock appreciation rights liability (4)                   2,041               10,795                   --
Effects of the execution and delivery
  of the Merger Agreement (3)                            (8,232)              99,163                   --
Expenses related to the March 25, 1996
  special meeting of the stockholders                       422                  553                   --
Cost of swap terminations and modifications
  related to debt extinguishment                             --                   --                9,855
Cost of evaluating alternative financing                     --                   --                1,942
                                                     ----------           ----------           ----------
                                                         58,410              216,599               94,173
                                                     ----------           ----------           ----------
(Loss) income before non-recurring income               (58,372)            (195,129)              15,112
                                                     ----------           ----------           ----------
Non-recurring income (gain on sales of
  portfolio securities)                                      --                   --                   31
                                                     ----------           ----------           ----------
Net (loss) income                                    $  (58,372)          $ (195,129)          $   15,143
                                                     ==========           ==========           ==========
Weighted average shares outstanding                      38,261               38,261               38,261
                                                     ==========           ==========           ==========
Net (loss) income per share                          $    (1.53)          $    (5.10)          $     0.40
                                                     ==========           ==========           ==========

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                         SELECTED FINANCIAL INFORMATION
                  (Dollars in thousands, except per share data)

                                                         As of               As of
                                                     December 31,        December 31,
Balance Sheet Data:                                      1995                1994
                                                     ------------        ------------
      Total assets (1)(2)                            $  1,190,776        $  1,319,995
      Total debt                                          770,667             760,394
      Total debt due after one year                       760,467             760,394
      Total liabilities                                   874,177             802,528
      Total stockholders' equity                          316,599             517,467

Other Financial Data:
      Ratio of earnings to fixed charges (5)                 --                 1.19X
      Net cash (used in) provided by
        operating activities                         $    (17,706)       $     57,198
      Net cash provided by investing activities            50,000              14,331
      Net cash used in financing activities
        Excluding dividends paid                           28,154              44,015
        Dividends paid                                      5,739              24,869
      Dividends paid per share                               0.15                0.65
      Portion of dividends representing
        a return of capital                                   100%               39.4%
      Book value per share                           $       8.27        $      13.52
      Book value per share assuming
        exercise of Warrants and SARs                $       7.90        $      11.88

      Market price per share (at end of period)      $      7.625        $       5.00

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

                                   RCPI TRUST
                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements made in this Annual Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forwardlooking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail or commercial space or retail goods, availability or financing; adverse changes in the real estate market including, among other things, competition with other companies, properties and technology; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

The discussion below relates to the financial condition and results of operations of the Company for the years ended December 31, 1998 and 1997 and for the period from July 10, 1996 to December 31, 1996. Pro forma operating statements are presented to provide a meaningful comparison of the results of operations of the Property for the year ended December 31, 1996 as if the acquisition of the Property and the NBC Sale (see below) had occurred on January 1, 1996.


Liquidity and Capital Resources - RCPI Trust

Land and Building

As discussed above, on July 17, 1996, the Property was transferred to the Company and the related Mortgage Loan was canceled. Concurrently, the Previous Owners sold certain interests in the NBC Space to GE, NBC, and their affiliates for $440 million. The NBC Space, measured in accordance with the standards promulgated by the New York Real Estate Board in 1987, accounted for approximately 1,514,000 square feet, or 20.5% of the total area of the Property. At December 31, 1998, the Property, exclusive of the NBC Space, was approximately 93% occupied. Occupancy rates for the Property at various dates are presented in the following table.

September 30, 1998         89.6%               December 31, 1997           86.7%
June 30, 1998              88.1%               September 30, 1997          86.3%
March 31, 1998             88.1%               June 30, 1997               86.4%

The following table shows selected lease expirations and vacancy of the Property as of December 31, 1998. Square feet, as presented below and discussed above, is measured based on standards promulgated by the New York Real Estate Board in 1987. Lease turnover could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal and rental income will be affected significantly by market conditions at the time and by the terms at which the Company can then lease space.

                                   RCPI TRUST
                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

                                   Square Feet                  Percent
Year                                 Expiring                   Expiring
----                                 --------                   --------
Vacant                                412,979                       7.0%
1999                                  164,104                       2.8%
2000                                  464,859                       7.9%
2001                                  125,686                       2.1%
2002                                  213,949                       3.6%
2003                                  169,733                       2.9%
2004                                  513,290                       8.7%
Thereafter                          3,835,097                      65.0%
                                   ----------                    -------
Total                               5,899,697                     100.0%
                                   ==========                     ======

Debt

The Zero Coupons due December 31, 2000 accrete to a face value of approximately $586.2 million at an effective annual interest rate of 12.10%. Concurrent with the Merger, the carrying value of such Debentures was adjusted to reflect the fair market value as of the Effective Date. As a result, the effective annual interest rate was adjusted from 10.23% to 12.10%. At December 31, 1998, the carrying value of the Debentures, net of unamortized discount, was approximately $460.7 million.

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

The 14% Debentures have a principal balance of $75 million and mature on December 31, 2007. On the Effective Date, the carrying value of the 14% Debentures was adjusted to reflect their estimated fair value at that date, resulting in a premium. Interest expense is net of the amortization of this premium. Interest payments are made semi-annually on July 31 and January 31. As of December 31, 1998, the carrying value of the Debentures was $98.1 million.

The Company entered into a credit agreement as of May 16, 1997, with NationsBank of Texas, N.A. ("NationsBank"), pursuant to which the bank agreed to make term loans to the Company in an aggregate principal amount of up to $100 million. On May 16, 1997, NationsBank made a term loan to the Company in the principal amount of $55 million. Additional loans aggregating $30 million were drawn by the Company

                                   RCPI TRUST
                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

in 1998. The maximum amount of NationsBank Loans which may be outstanding at any time reduces quarterly commencing March 31, 1998 through the May 16, 2000 maturity date. On December 31, 1998, the Company repaid $5 million on the loans bringing the total outstanding balance down to $80 million.

Cash Flow

Cash flows from operating activities increased in both 1997 and 1998 primarily due to an increase in rental revenues caused by higher occupancy and increased rents, while operating expenses increased at a slower rate. During the period ended December 31, 1996 the Company's positive cash flow were primarily attributable to the proceeds received from the sale of the NBC Space. Such proceeds were used primarily to retire the Current Coupons, the GSMC Facility, and a significant portion of the Floating Rate Notes.

During 1997, positive cash flow from operating activities was used to fund capital needs for new building improvements, tenant improvements and leasing commissions of approximately $42 million. During 1998, the Company spent approximately $70 million on similar capital projects which was funded by cash flows from operating activities and net additional draws on the NationsBank facility of $25 million.

The Company believes that its current cash balance and future cash flows from operations, together with its expected additional borrowings in an amount currently believed not to exceed $125 million, will be sufficient to fund its requirements for the foreseeable future.

Inflation

Inflation and changing prices during the current period did not significantly affect the markets in which the Company conducts its business. In view of the moderate rate of inflation, its impact on the Company's business has not been significant.

Results of Operations - RCPI Trust

As the Company's statement of operations only reflects activity from the Effective Date through December 31, 1998, pro forma operating statements for the year ended December 31, 1996 have been prepared as if the Property had been acquired on January 1, 1996. The discussion below highlights certain items included on the Company's operating statement for the period from July 10, 1996 through December 31, 1996, which are not otherwise discussed. For a discussion of comparative results of operations, refer to the caption "Pro Forma Results of Operations - The Property."

The Company expended $530,000 and $1.8 million in 1997 and 1996, respectively, to buy out the leases of tenants in order to gain control of the underlying space.

Pro Forma Results of Operations - The Property

To provide a more meaningful comparison of results of operations, pro forma statements of operations have been presented for the year ended December 31, 1996 as if the acquisition of the Property by the Company had occurred on January 1, 1996. The pro forma statements of operations are based upon the Company's statement of operations for the period from July 17, 1996 through December 31, 1996 and the Previous Owners' statements of operations for the period from January 1, 1996 through July 16, 1996.

                                   RCPI TRUST
                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

The pro forma statement of operations for the year ended December 31, 1996 has been adjusted to show the effect of (i) gross revenues and operating expenses had the NBC Sale occurred on January 1, 1996; (ii) interest expense had the GSMC Loan and Current Coupons been repaid in full, and $106.3 million of principal on the Floating Rate Notes been paid on January 1, 1996; (iii) depreciation and amortization expense had the Property been purchased and the NBC Sale had occurred on January 1, 1996; and (iv) general and administrative expenses had certain bankruptcy related costs not been incurred by the Previous Owners and costs related to the NBC Sale had not been incurred during 1996.

The pro forma results for 1996 are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred, nor are they indicative of future results of operations.

                                                                           ($ in thousands)
                                                                        Year ended December 31,

                                                                Actual         Actual         Proforma
                                                                 1998           1997            1996
                                                              ---------      ---------       ---------
Total Revenues:
  Rent and other tenant charges                               $ 205,920      $ 187,630       $ 177,653
  Interest income                                                 2,144          1,552           1,483
                                                              ---------      ---------       ---------
                                                                208,064        189,182         179,136
Operating Expenses:
  Real estate taxes                                              34,265         33,591          33,876
  Utilities                                                      13,845         14,601          15,356
  Maintenance, engineering, and other operating expenses         51,866         51,025          54,193
  Management and accounting fees                                  3,599          3,415           5,052
  General and administrative                                      5,752          9,176           6,371
  Depreciation and amortization                                  24,361         19,762          16,955
  Interest expense                                               66,748         58,832          55,606
                                                              ---------      ---------       ---------
Net income (loss)                                             $   7,628      ($  1,220)      ($  8,273)
                                                              =========      =========       =========

Rent and other tenant charges increased by $18.3 million and $10.0 million for the years ended December 31, 1998 and 1997, respectively, as compared to the prior year due primarily to increased fixed rent related to new leases. Occupancy rates at December 31, 1998 and 1997 were 93% and 87%, respectively, as compared to 84% at December 31, 1996.

The increase in interest income of $592,000 from 1997 to 1998 was due primarily to a larger average cash balance on hand during 1998 as compared to 1997.

The decrease in maintenance, engineering and other operating expenses from 1996 to 1997 is primarily due to the implementation of cost savings measures by management.

The decrease in management fees in 1997 from 1996 is due to a new management and accounting agreement signed concurrently with the acquisition of the Property.

                                   RCPI TRUST
                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)


General and administrative expenses increased by $2.8 million in 1997 from 1996 primarily due to $2.6 million of legal fees and settlement costs related to Bear, Stearns & Co., Inc. settlement. Additionally, the Company wrote-off $2.2 million of abandoned projects. The increase due to these charges was partially offset by the fact that 1996 included additional professional fees associated with the implementation of the takeover of the Property. The decrease from 1997 to 1998 is primarily due to the fact that the abandoned projects and the Bear, Stearns & Co. Inc. settlement were non-recurring charges. The overall decrease was partially offset by increased general and administrative expenses related to the implementation of a new retail redevelopment plan in 1998.

The increase in depreciation and amortization of approximately $4.6 million from 1997 to 1998 and $2.8 million from 1996 to 1997 is primarily due to increased capital expenditures at the Property since the Effective Date and increased tenant improvements because of office and retail leasing activity.

Based on pro forma calculations, interest expense increased by $3.2 million from the year ended December 31, 1996 to 1997. This increase is due primarily to increased interest accretion related to the Zero Coupons. The Zero Coupons compound at 12.10% annually, which resulted in an additional $4.7 million of expense during 1996. Interest expense also increased from 1997 to 1998 due to higher debt balances due to additional draws on the NationsBank loans.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company has no material exposure to market risk sensitive instruments other than the NationsBank Loans. The market risk associated with this floating rate loan is minimized by an interest rate protection agreement which caps out the floating rate on the NationsBank loans at 7.69% during the first two years of the initial term and 8.69% thereafter, including the extension period. The Company enters into derivative instruments only to hedge its exposure to changes in interest rates on some of its outstanding indebtedness, not for speculative or trading purposes, and does not enter into leveraged derivatives. See Note 6 to the Financial Statements provided in response to Item 8 for information about the Company's interest rate protection agreement.

Item 8. Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                                                                                  Page No.
                                                                                                  --------
I. Financial Statements and Reports of Independent Public Accountants

   1.  RCPI Trust (the "Company") and Rockefeller Center Properties, Inc.
       (the "Predecessor")

       1.   Reports of Independent Public Accountants
            a.   Arthur Andersen LLP.................................................................21

       2.   RCPI Trust (Company)
            a.   Balance Sheets as of December 31, 1998 and 1997.....................................22
            b.   Statements of Operations for the years ended December 31, 1998 and 1997 and for the period from July 10, 1996
                 through December 31, 1996...........................................................23
            c.   Statements of Changes in Owners' Equity for the years ended
                 December 31, 1998 and 1997 and for the period from
                 July 10, 1996 through December 31, 1996.............................................24
            d.   Statements of Cash Flows for the years ended December 31, 1998 and
                 1997 and for the period from July 10, 1996
                 through December 31, 1996...........................................................25

       3.   Rockefeller Center Properties, Inc.  (Predecessor)
            a.   Statement of Operations for the period from January 1, 1996 through
                 July 9, 1996........................................................................26
            b.   Statement of Changes in Stockholders' Equity for the period from
                 January 1, 1996 through July 9, 1996................................................27
            c.   Statement of Cash Flows for the period from January 1, 1996 through
                 July 9, 1996........................................................................28

       4.   Notes to Financial Statements............................................................29

II. Financial Statement Schedules

    Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998 ....................45

    All other schedules in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Trustees of RCPI Trust:

We have audited the accompanying balance sheets of RCPI Trust (a Delaware business trust) as of December 31, 1998 and 1997, and the related statements of operations, changes in owners' equity and cash flows for the years ended December 31, 1998, December 31, 1997 and for the period from July 10, 1996 (commencement of operations) through December 31, 1996. We have also audited the statements of operations, changes in stockholders' equity and cash flows of Rockefeller Center Properties, Inc., as more fully described in Note 1, for the period from January 1, 1996 through July 9, 1996. These financial statements and the schedule referred to below are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RCPI Trust as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and for the period from July 10, 1996 (commencement of operations) through December 31, 1996, and the results of operations, changes in stockholders' equity and cash flows for Rockefeller Center Properties, Inc. for the period from January 1, 1996 through July 9, 1996 in conformity with generally accepted accounting principles.

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


ARTHUR ANDERSEN LLP


New York, New York
February 12, 1999

                                   RCPI TRUST
                           (a Delaware business trust)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                                ($ in thousands)

                                                                   1998          1997
                                                                 --------      --------
ASSETS

Real Estate:
        Land                                                     $158,149      $158,149
        Buildings and improvements                                637,288       611,711
        Tenant improvements                                        58,086        36,170
        Furniture, fixtures and equipment                           4,920         4,192
                                                                 --------      --------
                                                                  858,443       810,222
           Less:  Accumulated depreciation and amortization        44,311        24,393
                                                                 --------      --------
                                                                  814,132       785,829

Cash and cash equivalents                                          31,270        27,517
Restricted cash                                                    10,120         9,369
Accounts receivable                                                 6,680        11,946
Prepaid expenses                                                      973           495
Deferred costs, net of accumulated
  amortization of $5,918 and $2,192, respectively                  40,724        22,521
Accrued rent                                                       65,851        29,969
                                                                 --------      --------
        Total Assets                                             $969,750      $887,646
                                                                 ========      ========

LIABILITIES AND OWNERS' EQUITY

Liabilities:
Zero coupon convertible debentures, net of unamortized
   discount of $125,433 and $177,696, respectively               $460,752      $408,489
14% debentures (includes premium of $23,127 and $24,710,
   respectively)                                                   98,127        99,710
NationsBank loans                                                  80,000        55,000
Accrued interest payable                                            4,738         7,152
Accounts payable and accrued expenses                              21,392        21,227
Tenant security deposits payable                                    9,985         8,940
                                                                 --------      --------
        Total Liabilities                                         674,994       600,518

Commitments and Contingencies (Note 11)

Owners' Equity                                                    294,756       287,128
                                                                 --------      --------
        Total Liabilities and Owners' Equity                     $969,750      $887,646
                                                                 ========      ========

   The accompanying notes are an integral part of these financial statements.

                                   RCPI TRUST
                           (a Delaware business trust)
                            STATEMENTS OF OPERATIONS
                                ($ in thousands)

                                                                                     For the Period from
                                                                                        July 10, 1996
                                                   For the             For the         (Commencement of
                                                 Year Ended          Year Ended       Operations) through
                                                 December 31,        December 31,        December 31,
                                                    1998                1997                 1996
                                                 ----------          ----------           ----------
Revenues:
      Base rental                                $  193,311          $  171,968           $   76,496
      Escalations and percentage rents                7,035               7,926                6,562
      Interest and other income                       7,718               9,288                5,430
                                                 ----------          ----------           ----------
           Total revenues                           208,064             189,182               88,488
                                                 ----------          ----------           ----------
Expenses:
      Interest                                       66,748              58,832               30,508
      Real estate taxes                              34,265              33,591               15,585
      Payroll and benefits                           20,788              18,584               10,375
      Repairs, maintenance and supplies              15,683              14,308                8,137
      Utilities                                      13,845              14,601                6,539
      Cleaning                                       13,288              14,157                7,253
      Professional fees                               1,219               2,739                8,735
      Insurance                                         888               1,237                1,451
      Management and accounting fees                  3,599               3,415                1,424
      General and administration                      5,752               3,847                1,297
      Litigation settlement                            --                 2,612                 --
      Write off of abandoned projects                  --                 2,187                 --
      Tenant buyout costs                              --                   530                1,779
      Depreciation and amortization                  24,361              19,762                7,047
                                                 ----------          ----------           ----------
           Total expenses                           200,436             190,402              100,130
                                                 ----------          ----------           ----------
Net Income (Loss)                                $    7,628          $   (1,220)          $  (11,642)
                                                 ==========          ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                                   RCPI TRUST
                           (a Delaware business trust)
                     STATEMENTS OF CHANGES IN OWNERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997
             AND FOR THE PERIOD FROM JULY 10, 1996 (COMMENCEMENT OF
                      OPERATIONS) THROUGH DECEMBER 31, 1996
                                ($ in thousands)

                                                            Balance                           Balance
                                          Percentage        July 10,           1996         December 31,
                                           Interest           1996           Activity           1996
                                          ----------       ----------       ----------       ----------

Rockefeller Center Properties, Inc.:
     Capital contribution                    50%           $  172,054               --       $  172,054
     Distributions                                                 --               --               --
     Net income (loss)                                             --           (5,821)          (5,821)
                                                           ----------       ----------       ----------
     Total                                                    172,054           (5,821)         166,233
                                                           ----------       ----------       ----------

RCPI Investors L.L.C.:
     Capital contribution                    50%              172,054               --          172,054
     Distributions                                                 --               --               --
     Net income (loss)                                             --           (5,821)          (5,821)
                                                           ----------       ----------       ----------
     Total                                                    172,054           (5,821)         166,233
                                                           ----------       ----------       ----------
Total Owners' Equity                                       $  344,108          (11,642)      $  332,466
                                                           ==========       ==========       ==========

                                                            Balance                          Balance
                                             1997         December 31,        1998         December 31,
                                           Activity           1997          Activity           1998
                                          ----------       ----------      ----------       ----------
Rockefeller Center Properties, Inc.:
     Capital contribution                 $       --       $  172,054      $       --           172,054
     Distributions                           (22,064)         (22,064)             --          (22,064)
     Net income (loss)                          (610)          (6,431)          3,814           (2,617)
                                          ----------       ----------      ----------       ----------
     Total                                   (22,674)         143,559           3,814          147,373
                                          ----------       ----------      ----------       ----------

RCPI Investors L.L.C.:
     Capital contribution                         10          172,064              --          172,064
     Distributions                           (22,064)         (22,064)             --          (22,064)
     Net income (loss)                          (610)          (6,431)          3,814           (2,617)
                                          ----------       ----------      ----------       ----------
     Total                                   (22,664)         143,569           3,814          147,383
                                          ----------       ----------      ----------       ----------
Total Owners' Equity                      $  (45,338)      $  287,128      $    7,628          294,756
                                          ==========       ==========      ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                                   RCPI TRUST
                           (a Delaware business trust)
                            STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                                                For the Period from
                                                                                                                   July 10, 1996
                                                                             For the               For the        (Commencement of
                                                                            Year Ended            Year Ended     Operations) through
                                                                           December 31,          December 31,        December 31,
                                                                               1998                 1997                 1996
                                                                            ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                     $    7,628           $   (1,220)          $  (11,642)
      Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
           Amortization of original issue discount and premium                  50,680               44,889               19,263
           Depreciation and amortization                                        24,361               19,762                7,047
           (Increase) decrease in restricted cash                                 (751)                 658               (3,260)
           Decrease (increase) in accounts receivable                            5,266                7,913               (5,138)
           (Increase) decrease in prepaid expenses                                (478)                 (17)              18,169
           Increase in accrued rent                                            (35,882)             (21,539)              (8,430)
           Increase (decrease) in accounts payable and accrued expenses
              and tenant security deposits payable                                 659               (6,452)              (3,959)
           Decrease in accrued interest payable                                 (2,414)                 (82)             (19,047)
                                                                            ----------           ----------           ----------
                Net cash provided by (used in) operating activities             49,069               43,912               (6,997)
                                                                            ----------           ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Repayment on mortgage loan receivable                                       --                   --                440,000
      Cash acquired as part of Transfer                                           --                   --                  2,800
      Additions to buildings and improvements                                  (24,596)             (14,141)              (2,728)
      Additions to tenant improvements                                         (22,605)             (16,952)             (14,405)
      Additions to furniture, fixtures and equipment                              (728)                (281)                --
      Additions to deferred costs                                              (22,387)             (10,851)              (5,815)
                                                                            ----------           ----------           ----------
                Net cash (used in) provided by investing activities            (70,316)             (42,225)             419,852
                                                                            ----------           ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of NationsBank Loans                                            (5,000)                --                   --
      Proceeds from NationsBank Loans                                           30,000               55,000                 --
      Payment of current coupon debentures                                        --                   --               (213,170)
      Payment of floating rate notes                                              --                (10,000)            (107,891)
      Payment of GSMC Facility                                                    --                   --                (63,029)
      Distributions to Owners                                                     --                (44,128)                --
      Capital contributions                                                       --                     10                 --
      Payment of deferred financing fees                                          --                 (3,817)                --
                                                                            ----------           ----------           ----------
                Net cash provided by (used in) financing activities             25,000               (2,935)            (384,090)
                                                                            ----------           ----------           ----------

Increase (decrease) in cash and cash equivalents                                 3,753               (1,248)              28,765
Cash and cash equivalents, beginning of period                                  27,517               28,765                 --
                                                                            ----------           ----------           ----------
Cash and cash equivalents, end of period                                    $   31,270           $   27,517           $   28,765
                                                                            ==========           ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                             STATEMENT OF OPERATIONS
                       FOR THE PERIOD FROM JANUARY 1, 1996
                              THROUGH JULY 9, 1996
                     ($ in thousands, except per share data)

Revenues:

        Other income                                                       $     38
                                                                           --------
Expenses:
        Interest expense:
               Current Coupon Convertible Debentures                         11,642
               Zero Coupon Convertible Debentures                            18,985
               14% Debentures                                                 5,790
               Floating Rate Notes                                            8,013
               GSMC Facility                                                  2,554
                                                                           --------
                                                                             46,984

        General and administrative                                            4,774
        Amortization of deferred debt issuance costs                         12,421
        Increase in liability for stock appreciation rights                   2,041
        Effects of the execution and delivery of the Merger Agreement        (8,232)
        Expenses related to the March 25, 1996 special
           meeting of stockholders                                              422
                                                                           --------
                                                                             58,410
                                                                           --------
        Net loss                                                           $(58,372)
                                                                           ========
        Net loss per share                                                 $  (1.53)
                                                                           ========

    The accompanying notes are an integral part of this financial statement.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 1, 1996 THROUGH JULY 9, 1996
             (Dollars in thousands, except share and per share data)

                                                                                         Distributions
                                                                          Additional    to stockholders      Total
                                                 Common Stock               paid-in      in excess of     stockholders'
                                            Shares          Amount          capital       net income         equity
                                          ----------      ----------      ----------      ----------       ----------
Balance at December 31, 1995              38,260,704      $      383      $  707,545      $ (391,329)      $  316,599

      Net loss (from January 1, 1996
         through July 9, 1996)                    --              --              --         (58,372)         (58,372)
                                          ----------      ----------      ----------      ----------       ----------

Balance at July 9, 1996                   38,260,704      $      383      $  707,545      $ (449,701)      $  258,227
                                          ==========      ==========      ==========      ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                             STATEMENT OF CASH FLOWS
                       FOR THE PERIOD FROM JANUARY 1, 1996
                              THROUGH JULY 9, 1996
                                ($ in thousands)




CASH FLOWS FROM OPERATING ACTIVITIES:
        Other interest income received                                           $     38
        Interest paid on Floating Rate Notes                                       (7,626)
        Interest paid on 14% Debentures                                            (5,308)
        Interest paid on Current Coupon Convertible Debentures                    (27,712)
        Payments for accounts payable, accrued expenses and other assets          (13,463)
                                                                                 --------
               Net cash used in operating activities                              (54,071)
                                                                                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from GSMC loan                                                52,829
                                                                                 --------
               Net cash provided by financing activities                           52,829
                                                                                 --------

Net decrease in cash and cash equivalents                                          (1,242)

Cash and cash equivalents at the beginning of the period                            1,298
                                                                                 --------

Cash and cash equivalents at the end of the period                               $     56
                                                                                 ========


RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
Net loss                                                                         $(58,372)
Adjustments to reconcile net loss to net cash used in operating activities:
        Amortization of discount:
               Zero Coupon Convertible Debentures                                  18,985
               14% Debentures                                                         188
        Decrease in deferred debt issuance costs and other costs, net              12,280
        Decrease in accrued interest payable and amortized
           unpaid discount on commercial paper                                    (12,836)
        Increase in stock appreciation rights liability                             2,041
        Decrease in accounts payable and accrued expenses                         (16,357)
                                                                                 --------
               Net cash used in operating activities                             $(54,071)
                                                                                 ========

    The accompanying notes are an integral part of this financial statement.

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

      The Merger Agreement was approved by the stockholders of the Predecessor on March 25, 1996 and became effective on July 10, 1996 (the "Effective Date"). Pursuant to the Merger, each share of the Predecessor's common stock outstanding as of the Effective Date (other than (i) shares of Common Stock held by the Predecessor or any of its subsidiaries, (ii) shares of Common Stock held by Holdings or any of its subsidiaries (including RCPI Merger Inc.) and (iii) any shares of Common Stock held by a stockholder who was entitled to demand, and who properly demanded and did not withdraw such demand, an appraisal for such shares in accordance with Section 262 of the Delaware General Corporation Law was converted into the right to receive $8.00 in cash, without interest thereon. As of the Effective Date, the Common Stock of the Predecessor was held by Holdings and the Warrants and Stock Appreciation Rights (see Note 6), previously held by Whitehall were contributed through Holdings to the Predecessor and canceled. Thereafter, on the Effective Date, the Predecessor transferred substantially all of its assets (including the Mortgage Loan) and liabilities to the Company and the Company became the successor to the Predecessor under the Indenture governing the Convertible Debentures (see Note 6).

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

      The accompanying financial statements present the Company's balance sheets, as successor to the Predecessor, as of December 31, 1998 and 1997 and the results of operations, changes in owners' equity and cash flows for the years ended December 31, 1998 and 1997 and for the period from July 10, 1996 through December 31, 1996. The accompanying financial statements also present the Predecessor's results of operations, changes in stockholders' equity and cash flows for the period from January 1, 1996 through July 9, 1996. Pro forma results of operations for the Company, as if the acquisition of the Property and the NBC Sale had occurred as of January 1, 1996, are presented in Note 13 to the financial statements.

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

      The Company reviews the carrying value of the Property for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, given that the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount will be written down to fair value. As of December 31, 1998, there was no impairment in the value of the Property.

      Restricted Cash

      On July 17, 1996, the Company entered into a Collateral Agreement with Chase Manhattan Bank, pursuant to certain tenant lease agreements. The Collateral Agreement establishes five letters of credit, as defined, in the aggregate amount of approximately $10.4 million. As of December 31, 1998 and 1997, the restricted cash balance associated with these letters of credit was approximately $0 and $333,000, respectively.

      The Company also maintains tenant security deposits in a restricted cash account. At December 31, 1998 and 1997, the carrying amount in the restricted cash account for tenant security deposits was approximately $10 million and $8.9 million, respectively.

      Deferred Costs

      Deferred costs include costs incurred in the successful negotiation of leases, including brokerage and legal, and are amortized on a straight-line basis over the terms of the respective leases. Deferred costs also include costs incurred in connection with the formation of the Company and are amortized over a period of five years. Deferred financing costs are amortized over the terms of the loans (see Note 6).

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

      The Company plans to adopt the provisions of SOP 98-5 "Reporting on the Costs of Start-up Activities" effective January 1, 1999. The effect of adopting this statement will be a charge of $1.34 million and will be included as a component of depreciation and amortization in the statement of operations for the three months ending March 31, 1999.

      Revenue Recognition

      Base rental revenue is reported on a straight-line basis over the terms of the respective leases. Differences between base rental revenue and contractual amounts are recorded in the accompanying balance sheet as accrued rent. The impact of the straight-line adjustment increased base rental revenues for the Company by approximately $35.9 million, $21.5 million and $8.4 million for the years ended December 31, 1998 and 1997 and the period from July 10, 1996 through December 31, 1996, respectively. Escalations and percentage rents, which are provided for in the leases, are recognized as income when earned and their amounts can be reasonably estimated.

      Statements of Cash Flows

      The Company's statements of cash flows for the years ended December 31, 1998 and 1997 and the period from July 10, 1996 through December 31, 1996, are presented in accordance with the indirect method. The Predecessor's statement of cash flows for the period from January 1, 1996 through July 9, 1996 is presented in accordance with the direct method.

      The Company and the Predecessor consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Interest paid by the Company on its debt obligations was approximately $18.5 million, $13.8 million and $30.3 million for the years ended December 31, 1998 and 1997 and the period from July 10, 1996 through December 31, 1996, respectively.

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

      At December 31, 1998 and 1997, approximately 5.5 million and 5.1 million square feet representing approximately 93% and 87%, respectively, of total rentable square feet were leased to tenants under operating leases. Of the total rentable square feet, approximately 23% or 1.34 million square feet is under lease to six tenants in the financial services, legal or publishing industry as of December 31, 1998. These leases are scheduled to expire in years 2000 through 2014.

      Future Minimum Rentals

      Future minimum rentals to be received under non-cancelable tenant leases at December 31, 1998 are as follows ($ in thousands):

            1999                        $   200,501
            2000                            206,798
            2001                            196,375
            2002                            193,295
            2003                            189,394
            Thereafter                    1,492,480

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

      For financial reporting purposes, the Company's portion of Shared Costs is allocated to the respective expense accounts based on the REA and UOA in the accompanying statements of operations. The following represents the summary of Shared Costs for the years ended December 31, 1998 and 1997 and for the period from July 10, through December 31, 1996:

                    The Rockefeller Center Tower Condominium
                             Summary of Shared Costs
                                ($ in thousands)
                                   (Unaudited)


                                              1998          1997          1996
                                            --------      --------      --------
Payroll and benefits                        $  8,066      $  7,243      $  4,082
Repairs, maintenance and supplies              5,485         5,838         3,100
Utilities                                      5,929         6,519         3,085
Cleaning                                       3,974         4,427         2,657
General and administration                     3,551         4,980         2,093
Management and accounting fees                 1,729         1,599           668
                                            --------      --------      --------
Shared Costs, as defined                    $ 28,734      $ 30,606      $ 15,685
                                            ========      ========      ========

Shared Costs, NBC                           $ 11,112      $ 11,176      $  5,645
Shared Costs, the Company                     17,622        19,430        10,040
                                            --------      --------      --------
                                            $ 28,734      $ 30,606      $ 15,685
                                            ========      ========      ========

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

      The Predecessor limited recognition of income on the Mortgage Loan for the period from January 1, 1996 through July 9, 1996 to the cash actually received from the Previous Owners. The Company continued this income recognition policy of the Predecessor from the date it received the Mortgage Loan (July 10, 1996) from the Predecessor to the date it acquired the Property (July 17, 1996) from the Previous Owners in full satisfaction of the Mortgage Loan.

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      In assessing the fair value of financial instruments at December 31, 1998, the Company has used a variety of methods and assumptions which are based on estimates of market conditions and risks existing at the time. In cases where quoted market prices are not available, fair values are based on estimates using present value and other techniques. Such techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Derived fair value estimates cannot be substantiated by comparison to independent markets and may not reflect the values that could be realized in any immediate settlement of the instrument or otherwise. The aggregate fair value amounts may not necessarily represent the underlying value of the Company.

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

      As of December 31, 1998 and 1997, the estimated fair value of the Zero Coupons was approximately $422.1 million and $416.2 million, respectively, as compared to their carrying amount of approximately $460.8 million and $408.5 million, respectively.

      As of December 31, 1998 and 1997 the carrying values of all other debt instruments approximated their estimated fair values.

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

      Interest expense recorded by the Company for the Zero Coupons was approximately $52.3 million, $46.3 million and $19.9 million, for the years ended December 31, 1998 and 1997 and the period ended December 31, 1996, respectively. Interest expense for the Current Coupons was approximately $3.7 million for the period ended December 31, 1996.

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

      The Floating Rate Notes bore interest based on 90-day LIBOR plus 4% which were reset two business days prior to each interest payment date. At December 31, 1996, the interest rate in effect was 9.28%. The weighted average interest rate from January 1, 1997 through the Repayment Date and for the period from July 10, 1996 through December 31, 1996 was 9.52% and 9.48%, respectively, for the Company. The weighted average interest rate for the Predecessor for the period from January 1, 1996 through July 9, 1996 was 9.50%. Interest was payable quarterly on March 1, June 1, September 1, and December 1 of each year. Interest expense for the Company on the Floating Rate Notes was approximately $357,000 and $622,000 for the year ended December 31, 1997 and the period ended December 31, 1996, respectively.

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

      The Company's interest expense for the 14% Debentures includes the amortization of a premium adjustment to reflect the carrying amount of the 14% Debentures at their estimated fair value as of the Effective Date. The premium on the 14% Debentures is being amortized on the effective interest method until maturity. The Company's net interest expense and premium amortization was as follows:

      Year/Period Ended         Net Interest Expense        Premium Amortization
      -----------------         --------------------        --------------------
      December 31, 1998             $9.1 million                $1.6 million
      December 31, 1997             $9.2 million                $1.4 million
      December 31, 1996             $4.5 million                  $641,000

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

      In connection with the issuance of the 14% Debentures in December 1994, the Predecessor issued to Whitehall 4,155,927 Warrants to acquire shares of newly issued Common Stock of the Predecessor and 5,349,541 Stock Appreciation Rights ("SARs"), which were exchangeable for 14% Debentures or, under certain circumstances, for Warrants on a one-for-one basis. The Predecessor was required to make adjustments to earnings for the difference between the aggregate principal amount of 14% Debentures issuable upon exchange of the SARs (SARs liability) and the value at which the SARs liability was carried. The noncash charge to earnings was approximately $2.0 million for the period from January 1, 1996 through July 9, 1996. In connection with the Merger (see Note 1), all outstanding Warrants and SARs were contributed by Whitehall through Holdings to the Predecessor at a value of $4.00 per Warrant and SAR and were then canceled.

      NationsBank Credit Facility

      The Company entered into a Credit Agreement (the "NationsBank Credit Agreement") as of May 16, 1997, with NationsBank of Texas, N.A. ("NationsBank"), pursuant to which NationsBank agreed to make term loans to the Company in an aggregate principal amount of up to $100 million. On May 16, 1997, NationsBank made a term loan to the Company in the principal amount of $55 million. Additionally loans of aggregating $20 million and $10 million were drawn by the Company on January 16, 1998 and June 29, 1998, respectively. The maximum amount of NationsBank Loans which may be outstanding at any time reduces quarterly commencing March 31, 1998 through the May 16, 2000 maturity date. On December 31, 1998, the Company repaid $5 million on the NationsBank Loans bringing the total outstanding balance down to $80 million.

      The Company may elect interest periods based on one, two, three, or six month LIBOR rates. Interest accrues at LIBOR plus 1.75% and is payable at the end of each interest period. Subject to the satisfaction of certain conditions precedent, the Company may extend the maturity date of the NationsBank Loans to December 31, 2000 and such loans will bear interest based on LIBOR plus 2.125% during such extension period. As of December 31, 1998, interest was accruing at 7.27% on the initial $55 million and the additional $20 million loan drawn in January 1998. Interest on the remaining $5 million of NationsBank Loans was accruing at 7.38% as of December 31, 1998. Interest expense recorded by the Company was approximately $5.9 million and $2.6 million for the years ended December 31, 1998 and 1997, respectively.

      The NationsBank Credit Agreement requires, among other covenants: 1) limitations on indebtedness and hedging obligations, 2) restrictions on payments of distributions, and 3) required level of minimum and maximum capital expenditures. The Company was in compliance with all financial covenants as of December 31, 1998.

      In connection with the NationsBank Loans, the Company purchased an interest rate protection agreement, with a notional amount of $55 million, from Goldman Sachs Capital Markets L.P., an affiliate of Whitehall, capping LIBOR at 7.69% during the first two years of the initial term and at 8.69% thereafter including the extension period. The cost of purchasing this agreement of $230,000 has been capitalized as part of deferred costs on the accompanying balance sheets.

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

      Future Maturity of Debt

      The principal balance of the Company's debts outstanding as of December 31, 1998 matures as follows ($ in thousands):

            1999                                            $  25,000
            2000                                              515,752
            2001                                                   --
            2002                                                   --
            2003                                                   --
            Thereafter                                         98,127
                                                            ---------
                                                            $ 638,879
                                                            =========

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

      On the Effective Date, the Company assumed three interest rate swap agreements and adjusted the carrying value of the swap liabilities to reflect their estimated fair value of approximately $5.3 million. The $105 million aggregate notional amount of the interest rate swap agreements expired during 1998. The amount to be paid or received from the swap agreements was accrued at floating rates which were reset semi-annually. For each swap, the Company paid a weighted average fixed rate of interest semi-annually at 9.61% and 9.64% during 1998 and 1997, respectively, and received a variable rate of interest semi-annually based on 180-day LIBOR. The weighted average variable rate was 5.88% prior to maturity in 1998 and 5.87% for the year ended December 31, 1997. The net weighted average interest rate of swaps outstanding was 3.73% prior to maturity in 1998 and 3.77% and 3.93% for the years ended December 31, 1997 and 1996, respectively. The aggregate net interest expense for the years ended December 31, 1998 and 1997 and the period ended December 31, 1996 relating to the swap agreements was approximately $822,000, $4 million and $1.9 million, respectively.

      The interest rate swaps are reported in the Company's financial statements on a mark to market basis. As of December 31, 1997 and 1996, the carrying amount of all interest rate swap agreements was reported as a liability by the Company of approximately $1.3 million and $5.2 million, respectively, based on information supplied by the swap counter parties to the swap contracts. The Company recorded adjustments of approximately $1.3 million, $3.8 million and $142,000 as a reduction to interest expense in the accompanying statements of operations for the years ended December 31, 1998 and 1997 and for the period ended December 31, 1996, respectively.

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

      The Indenture governing the Convertible Debentures limits cash distributions to the Owners to the amount of cumulative Distributable Cash, as defined. The Indenture defines Distributable Cash as cash receipts from operations less operating expenses and interest. The amount of Distributable Cash, net of dividends paid, at December 31, 1998, 1997 and 1996 was computed as follows ($ in thousands):

                                                      1998          1997           1996
                                                    --------      --------       --------
Cash flow provided by (used in) operations (i)      $ 49,069      $ 43,912       ($ 6,997)
     Distributions                                      --         (44,128)          --
                                                    --------      --------       --------
Decrease in cumulative Distributable Cash             49,069          (216)        (6,997)

     Balance, beginning of period                     62,574        62,790         69,787(ii)
                                                    --------      --------       --------
     Balance, end of period                         $111,643      $ 62,574       $ 62,790
                                                    ========      ========       ========

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

      Net loss per share for the Predecessor is based upon 38,260,704 average shares of Common Stock outstanding during the period from January 1, 1996 through July 9, 1996. For this period, fully diluted net loss per share is not presented since the effect of the assumed conversion of the Convertible Debentures, Warrants and SARs would be anti-dilutive.

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

      During 1995, the Predecessor incurred certain transaction costs and expenses related to the effects of the execution and delivery of the Merger Agreement. These transaction costs and expenses included the accrual for the break up fee related to the termination of the Combination Agreement entered into by the Predecessor, EOH and ZML (see Note 11).

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

10.   RELATED PARTY TRANSACTIONS

      On July 10, 1996, the Company entered into a management agreement (the "Management Agreement") with an affiliate of Rockprop, L.L.C. (the "Agent"), which expires on July 17, 1999. The Management Agreement will automatically renew for additional one year terms unless either party gives notice of election not to renew. The Agent earns a management fee based on 1.5% of Gross Revenues, as defined. For the years ended December 31, 1998 and 1997 and the period ended December 31, 1996, the Agent earned approximately $3.3 million, $3.2 million and $1.3 million, respectively. Of total management fees earned by the Agent, the Company incurred $2.4 million, $2.3 million and $929,000 for the years ended December 31, 1998 and 1997 and for the period ended December 31, 1996, respectively. NBC incurred approximately $916,000, $922,000 and $432,000 for the years ended December 31, 1998 and 1997 and for the period ended December 31, 1996, respectively.

      In addition, the Company pays the Agent an accounting fee pursuant to the Management Agreement. The payment is equal to $1,134,000 for the first year to be increased each year by 4% of the sum of $254,000 plus the aggregate amount of the prior year increases. The total accounting fee for each of the years ended December 31, 1998 and 1997 was approximately $1.2 million and the fee for the period ended December 31, 1996 was $515,000.

      The Agent also earns commissions for leasing services provided to the Company. For the years ended December 31, 1998 and 1997 and the period ended December 31, 1996, total leasing commissions paid to the Agent were approximately $7.7 million, $3.8 million and $85,000, respectively. As of December

      31, 1998 and 1997 and the period ended December 31, 1996, the Company owes approximately $1.4 million, $1.3 million and $443,000, respectively, to the Agent for leasing commissions.

      The Agent also earns fees for cleaning and development services. For the years ended December 31, 1998 and 1997 and the period ended December 31, 1996, the Agent earned approximately $132,000, $397,000 and $291,000, respectively, in cleaning fees. For the years ended December 31, 1998 and 1997 and the period ended December 31, 1996, the Company incurred development fees of approximately $970,000, $783,000 and $36,000, respectively.

      The Agent will also earn an incentive fee under certain circumstances. If the Company disposes of its interest in all of the Property, the Company and the Agent will calculate (as provided in the Management Agreement) the internal rate of return received by RCPI and LLC from the date the Company first acquired its interest in the Property to the date of such disposition. If such internal rate of return exceeds fifteen percent then the Company will pay to the Agent an amount equal to ten percent of all amounts received by RCPI and the LLC which result in the internal rate of return exceeding fifteen percent (the "Incentive Fee") unless the Management Agreement is terminated by the Company due to certain defaults by the Agent.

      An affiliate of the Company provides cleaning services for which the Company incurred expenses of approximately $2.9 million, $1.7 million and $135,000, during the years ended December 31, 1998 and 1997 and the period ended December 31, 1996, respectively.

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

      During 1998, the Company resolved certain legal claims with no material adverse impact on the 1998 results of operations. The Company is also a defendant in other litigation and in some instances the amounts sought include substantial claims. Although the outcome of claims, litigation and disputes cannot be predicted with certainty, in the opinion of management based on facts known at this time, the resolution of such matters are not anticipated to have a material adverse effect on the financial position or results of operations of the Company. As these matters continue to proceed through the process to ultimate resolution, it is reasonably possible that the Company's estimation of the effect of such matters could change within the next year.

      Other

      Under existing zoning regulations, there is allocable to the Property the right to develop additional floor area in excess of the floor area presently constructed at the Property. These excess development rights may be used to construct additional floor area with the Property with the approval of the New York City Landmarks Preservation Commission, or, with certain approvals, may be transferred to a limited number of other properties.

12.   INTERIM FINANCIAL INFORMATION (Unaudited)

(In thousands, except per share data)
-----------------------------------------------------------------------------------------------
RCPI Trust
  1998                                      1Q             2Q             3Q             4Q
-----------------------------------------------------------------------------------------------
Total revenues                           $ 50,841       $ 50,589       $ 52,163       $ 54,471
Net income (loss)                        $  4,475       $  1,522       $  1,733       ($   102)
Net loss per share                            N/A            N/A            N/A            N/A
-----------------------------------------------------------------------------------------------

  1997                                      1Q             2Q             3Q             4Q
-----------------------------------------------------------------------------------------------
Total revenues                           $ 47,650       $ 44,405       $ 46,181       $ 50,946
Net income (loss)                        $  2,666       ($   953)      ($ 1,475)      ($ 1,458)
Net loss per share                            N/A            N/A            N/A            N/A
-----------------------------------------------------------------------------------------------

  1996                                      1Q             2Q             3Q             4Q
-----------------------------------------------------------------------------------------------
Total revenues                                N/A            N/A       $ 38,490       $ 49,998
Net loss                                      N/A            N/A       ($11,446)      ($   196)
Net loss per share                            N/A            N/A            N/A            N/A
-----------------------------------------------------------------------------------------------

Rockefeller Center Properties, Inc.
  1996                                      1Q             2Q             3Q             4Q
-----------------------------------------------------------------------------------------------
Total revenues                           $     14       $     22       $      2            N/A
Net loss                                 ($28,588)      ($18,000)      ($11,784)           N/A
Net loss per share                       ($  0.75)      ($  0.47)      ($  0.31)           N/A
-----------------------------------------------------------------------------------------------

13.   PRO FORMA FINANCIAL INFORMATION (Unaudited)

      To provide a more meaningful comparison of results of operations, pro forma statements of operations have been presented for the year ended December 31, 1996 as if the acquisition of the Property by the Company had occurred on January 1, 1996. The pro forma statements of operations are based upon the Company's statement of operations for the period from July 17, 1996 through December 31, 1996 and the Previous Owners' statements of operations for the period from January 1, 1996 through July 16, 1996. The results of operations for the years ended December 31, 1998 and 1997 are actual.

      The pro forma statement of operations for the year ended December 31, 1996 have been adjusted to show the effect of (i) gross revenues and operating expenses had the NBC Sale occurred on January 1, 1996; (ii) interest expense had the GSMC Loan and Current Coupons been repaid in full, and $106.3 million of principal on the Floating Rate Notes been paid on January 1, 1996; (iii) depreciation and amortization expense had the Property been purchased and the NBC Sale had occurred on January 1, 1996; and (iv) general and administrative expenses had certain bankruptcy related costs not been incurred by the Previous Owners and costs related to the NBC Sale had been incurred during 1996.

      The pro forma results are for illustrative purposes only, and do not purport to be indicative of the actual results which would have occurred, nor are they indicative of future results of operations.

                                                     Year Ended
                                                     December 31,
                                                     ------------
                                      Actual           Actual          Proforma
                                       1998             1997             1996
                                    ---------        ---------        ---------
Total Revenues                      $ 208,064        $ 189,182        $ 179,136
Less:
   Operating expenses                (133,688)        (131,570)        (131,803)
   Interest expense                   (66,748)         (58,832)         (55,606)
                                    ---------        ---------        ---------

Net Income (Loss)                   $   7,628        ($  1,220)       ($  8,273)
                                    =========        =========        =========

                                   RCPI TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                                ($ in thousands)

          Column A                Column B                  Column C                      Column D
                                                                                      Cost Capitalized
                                                        Initial Cost              Subsequent to Acquisition
                                                                Buildings and                   Buildings and
        Description             Encumbrances         Land       Improvements        Land        Improvements
-----------------------------    ----------      ----------      ----------      ----------      ----------
GE Building                                      $   46,715      $  165,626      $     --        $   18,108
International Building                               29,984         106,308            --            27,259
One Rockefeller Plaza                                12,890          45,701            --            12,441
600 Fifth Avenue                                       --            33,442            --             3,072
Ten Rockefeller Plaza                                14,835          52,598            --            14,454
Simon & Schuster                                     10,535          37,351            --             2,936
Associated Press                                     10,625          37,669            --            10,435
1270 Avenue of the Americas                          16,636          58,981            --            10,584
La Maison Francaise                                   6,449          22,864            --             1,217
British Empire Building                               6,909          24,496            --               684
Other Property                                        2,571           9,116            --                32
                                                 ----------      ----------      ----------      ----------
                                                 $  158,149      $  594,152      $     --        $  101,222
                                                 ==========      ==========      ==========      ==========

          Column A                       Column E                                Column F      Column G     Column H      Column I
                                  Gross Amount at Which
                                Carried at Close of Period                                                             Life on which
                                               Buildings and                   Accumulated     Date of       Date      Depreciation
        Description                Land        Improvements        Total       Depreciation  Construction   Acquired   is Calculated
-----------------------------   ----------      ----------      ----------      ----------    ----------   ----------   ----------
GE Building                     $   46,715      $  183,734      $  230,449      $   10,350          1933      1996        40 years
International Building              29,984         133,567         163,551           8,083          1935      1996        40 years
One Rockefeller Plaza               12,890          58,142          71,032           4,041          1937      1996        40 years
600 Fifth Avenue                      --            36,514          36,514           2,053          1952      1996        40 years
Ten Rockefeller Plaza               14,835          67,052          81,887           3,471          1939      1996        40 years
Simon & Schuster                    10,535          40,287          50,822           2,603          1940      1996        40 years
Associated Press                    10,625          48,104          58,729           4,047          1938      1996        40 years
1270 Avenue of the Americas         16,636          69,565          86,201           4,290          1932      1996        40 years
La Maison Francaise                  6,449          24,081          30,530           1,537          1933      1996        40 years
British Empire Building              6,909          25,180          32,089           1,554          1933      1996        40 years
Other Property                       2,571           9,148          11,719             568       Various      1996        40 years
                                ----------      ----------      ----------      ----------
                                $  158,149      $  695,374      $  853,523      $   42,597
                                ==========      ==========      ==========      ==========

                                   RCPI TRUST
              REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
                           DECEMBER 31, 1998 AND 1997
                                ($ in thousands)

The changes in real estate for the periods ended December 31, 1998, 1997 and 1996 are as follows:

                                                                                Period from
                                                                                July 17, 1996
                                          Year Ended          Year Ended           through
                                      December 31, 1998    December 31, 1997   December 31, 1996
                                          ----------          ----------          ----------
Real estate balance at beginning
   of period                              $  647,881          $  611,285          $  594,152

Improvements                                  47,493              36,596              17,133
                                          ----------          ----------          ----------

Balance at close of period                $  695,374          $  647,881          $  611,285
                                          ==========          ==========          ==========

The changes in accumulated depreciation, exclusive of amounts relating to furniture, fixtures and equipment for the periods ended December 31, 1998, 1997 and 1996 are as follows:

                                                                                Period from
                                                                                July 17, 1996
                                          Year Ended          Year Ended           through
                                      December 31, 1998    December 31, 1997   December 31, 1996
                                          ----------          ----------          ----------
Balance at beginning of period            $   23,430          $    6,439          $     --
Depreciation for period                       19,148              16,991               6,439
                                          ----------          ----------          ----------
Balance at end of period                  $   42,578          $   23,430          $    6,439
                                          ==========          ==========          ==========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

      The following information is furnished with respect to the trustees and executive officers of the Company(1).

                                                                                            Company Position
                                          Occupation and Business Experience                Held Continuously       Term
Name                        Age           During the Last Five Years(2)                           Since           Expires(3)
----                        ---           -----------------------------                           -----           ----------
David Rockefeller           83            Chairman of the Board of Trustees;                    July, 1996        Indefinite
                                          Chairman of the Board of Rockefeller
                                          Group, Inc. since prior to 1992; retired
                                          since October, 1995.

Ralph F. Rosenberg          34            Trustee, Vice President, Treasurer and                July, 1996        Indefinite
                                          Assistant Secretary; Managing Director
                                          for Merchant Banking Division of
                                          Goldman Sachs and Co. , Vice President of
                                          Goldman, Sachs & Co. since 1994 and
                                          an associate of Goldman, Sachs & Co.
                                          since 1990. Also a director of Metropolis
                                          REIT and Cadillac Fairview Corp.

Mark Tercek                 42            Trustee; Vice President of Goldman, Sachs             July, 1996        Indefinite
                                          & Co. since prior to 1992; Managing
                                          Director of Goldman, Sachs & Co.
                                          since November, 1996.

Daniel M. Neidich           49            Trustee; Partner of Goldman, Sachs & Co.              July, 1996        Indefinite
                                          since prior to 1992; Managing Director of
                                          Goldman, Sachs & Co. since November, 1996.

Barry S. Volpert            39            Trustee; Vice President of Goldman, Sachs             July, 1996        Indefinite
                                          & Co. since prior to 1992; Partner of Goldman,
                                          Sachs & Co. since November, 1994; Managing
                                          Director of Goldman, Sachs & Co. since
                                          November, 1996.  Also a director of Elifin S.A.
                                          and IDB Holdings, Inc.


G. Andrea Botta             45            Trustee; President from 1993 to present and           July, 1996        Indefinite
                                          Vice President from
                                          1981-1993 of EXOR America
                                          Inc. Also a director of
                                          Lear Corporation and
                                          Riverwood International
                                          Corporation.

Andreas C. Dracopoulos      35            Trustee; financial consultant to Transoceanic         July, 1996        Indefinite
                                          Marine, Inc. since prior to 1992.

Richard E. Salomon          56            Trustee; President and Managing Director              July, 1996        Indefinite
                                          of Spears, Benzak, Salomon & Farrell (an
                                          investment advisor). Also a director of
                                          Cousins Properties, Inc.

                                                                                            Company Position
                                          Occupation and Business Experience                Held Continuously       Term
Name                        Age           During the Last Five Years(2)                           Since           Expires(3)
----                        ---           -----------------------------                           -----           ----------
Jerry I. Speyer             58            President and Chief Executive                         July, 1996        Indefinite
                                          Officer; President and Chief Executive
                                          Officer of Tishman Speyer Properties,
                                          L.P. since prior to 1992.

David Augarten              43            Vice President, Treasurer and Assistant               July, 1996        Indefinite
                                          Secretary; Chief Financial Officer of
                                          Tishman Speyer Properties, L.P.
                                          since prior to 1992.

Geoffrey P. Wharton         56            Vice President, Assistant Treasurer and               July, 1996        Indefinite
                                          Assistant Secretary;Managing Director of
                                          Tishman Speyer Properties, L.P. since prior
                                          to 1992.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information as of March 31, 1999 concerning the beneficial ownership of the outstanding Trust Ownership Interests by each person known by the Company to own more than 5% of the outstanding Trust Ownership Interests on March 31, 1999.

                                                               Percent of Trust
Name and Address                     Amount and Nature of     Ownership Interest
of Beneficial Owner                  Beneficial Ownership(1)     Outstanding
-------------------                  -----------------------     -----------
Rockefeller Center Properties, Inc.          1(2)                    50%
c/o Tishman Speyer Properties, L.P.
45 Rockefeller Plaza
New York, NY 10111

RCPI Investors L.L.C.                        1(2)                    50%
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

      Security Ownership of Management

      Except as disclosed in the Predecessor's Proxy Statement for its 1996 Special Meeting of Stockholders, dated February 14, 1996 which is incorporated by reference as a supplemental response to the information required by this item as of March 31, 1999, no person who since July 10, 1996 served as a trustee or executive officer of RCPI Trust has beneficial ownership of any equity interest in the Company, the Predecessor, RCPI Investors L.L.C. or other affiliates of the Company.

Item 13. Certain Relationships and Related Transactions.

      On July 10, 1996, the Company entered into a management agreement (the "Management Agreement"), with an affiliate of (the "Agent") Rockprop, L.L.C., which expires on July 17, 1999. The Management Agreement will automatically renew for additional one year terms unless either party gives notice of election not to renew. The Agent earns a management fee based on 1.5% of Gross Revenues, as defined. For the years ended December 31, 1998 and 1997 and the period ended December 31, 1996, the Agent earned approximately $3.3 million, $3.2 million and $1.3 million, respectively. Of total management fees earned by the Agent, the Company incurred $2.4 million, $2.3 million and $929,000 for the years ended December 31, 1998 and 1997 and for the period ended December 31, 1996, respectively. NBC incurred approximately $916,000, $922,000 and $432,000 for the years ended December 31, 1998 and 1997 and for the period ended December 31, 1996, respectively.

      In addition, the Company pays the Agent an accounting fee pursuant to the Management Agreement. The payment is equal to $1,134,000 for the first year to be increased each year by 4% of the sum of $254,000 plus the aggregate amount of the prior year increases. The total accounting fee for each of the years ended December 31, 1998 and 1997 was approximately $1.2 million and the fee for the period ended December 31, 1996 was $515,000.

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

      The Agent also earns commissions for leasing services provided to the Company. The Agent earns for each lease the sum of the following, as appropriate: 5% of the Fixed Rent (as defined) for the 1st year of any lease term, 4% for the 2nd year, 3 1/2% for the 3rd through 5th years, 2 1/2% for the 6th through 10th year, 2% for the 11th through 20th year, and 1% for the 21st year and each succeeding year thereafter. This fee is reduced by 50% for renewals. In addition, if the lease is secured by an outside broker, the Agent receives 50% of such broker's commission in lieu of the fee structure set forth above. For the years ended December 31, 1998 and 1997 and for the period ending December 31, 1996, total leasing commissions paid to the Agent were approximately $7.7 million, $3.8 million and $85,000, respectively. As of December 31, 1998, 1997 and 1996, the Company owed approximately $1.4 million, $1.3 million and $443,000, respectively to the Agent for leasing commissions.

      The Agent also earns fees for cleaning and development fees. The Agent earns 5% of the amount of any wages and other compensation (including benefit obligations but excluding severance obligations) payable any year to employees to furnish cleaning services to the Property, and 4% of the Hard Construction Costs (as defined) of capital improvements (excluding tenant improvements) for the Agent's supervisory and coordinating services. For the years ended December 31, 1998 and 1997 and for the period ended December 31, 1996, the Agent earned approximately $132,000, $397,000 and $291,000 in cleaning fees, respectively. For the years ended December 31, 1998 and 1997 and for the period ended December 31, 1996, the Company incurred development fees of approximately $970,000, $783,000 and $36,000, respectively.

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

      An affiliate of the Company provides cleaning services for which the Company incurred expenses of approximately $2.9 million, $1.7 million and $135,000, during the years ended December 31, 1998 and 1997 and the period ended December 31, 1996, respectively.

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

      As of December 31, 1998, an aggregate of $98.1 million in principal and premium of the Company's 14% Debentures was held by Whitehall. Certain directors and executive officers of the Company are also directors or executive officers of Goldman, Sachs & Co., an affiliate of Whitehall. See
      Item 10 "Directors and Executive Officers of the Registrant". The Predecessor's Proxy Statement for its 1996 Special Meeting of Stockholders, dated February 14, 1996 is incorporated by reference as a supplemental response to the information required by this item.

                                                              PART IV


Item 14. Exhibits, Financial Statement Schedules And Reports on Form 8-K

                                                                                                      Page No.
                                                                                                      --------
      (a)   Documents filed as part of the report

            1.    Financial Statements and Reports of Independent Public Accountants

            RCPI Trust (the "Company") and Rockefeller Center Properties, Inc.
            (the "Predecessor")

            (1)   Reports of Independent Public Accountants
                  a.    Arthur Andersen LLP..............................................................21


            (2)    RCPI Trust

                   a.   Balance Sheets as of December 31, 1998 and 1997..................................22
                   b.   Statements of Operations for the years ended December 31, 1998 and 1997 and for the period from July 10, 1996
                        through December 31, 1996........................................................23
                   c.   Statements of Changes in Owners' Equity for the years
                        ended December 31, 1998 and 1997
                        and for the period from July 10, 1996
                        through December 31, 1996........................................................24
                   d.   Statements of Cash Flows for the years ended December 31, 1998, and 1997 and for the period from July 10, 1996
                        through December 31, 1996........................................................25

            (3)    Rockefeller Center Properties, Inc. (Predecessor)

                   a.   Statement of Operations for the period from January 1, 1996 through
                        July 9, 1996.....................................................................26
                   b.   Statement of Changes in Stockholders' Equity for the period from
                        January 1, 1996 through July 9, 1996 ............................................27
                   c.   Statement of Cash Flows for the period from January 1, 1996 through July 9, 1996.............................................................28

            (4)    Notes to Financial Statements.........................................................29

                                                                                                      Page No.
                                                                                                      --------
            2.    Financial Statement Schedules

                  Schedule III - Real Estate and Accumulated Depreciation
                  at December 31, 1998...................................................................45

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

                                          RCPI TRUST


                                          By:/s/ JERRY I. SPEYER
                                             ---------------------------------
                                             JERRY I. SPEYER
                                             President

                                          Date: March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          By:/s/ DAVID ROCKEFELLER
                                             ---------------------------------
                                             DAVID ROCKEFELLER
                                             Chairman of the Board of Trustees

                                          Date: March 31, 1999


                                          By:/s/ RALPH F. ROSENBERG
                                             ---------------------------------
                                             RALPH F. ROSENBERG
                                             Trustee and Vice President

                                          Date: March 31, 1999


                                          By:/s/ MARK TERCEK
                                             ---------------------------------
                                             MARK TERCEK
                                             Trustee

                                          Date: March 31, 1999

                                          By:/s/ DANIEL M. NEIDICH
                                             ---------------------------------
                                             DANIEL M. NEIDICH
                                             Trustee

                                          Date: March 31, 1999


                                          By:/s/ BARRY S. VOLPERT
                                             ---------------------------------
                                             BARRY S. VOLPERT
                                             Trustee

                                          Date: March 31, 1999


                                          By: /s/ G. ANDREA BOTTA
                                             ---------------------------------
                                             ANDREA BOTTA
                                             Trustee

                                          Date: March 31, 1999


                                          By:/s/ ANDREAS C. DRACOPOULOS
                                             ---------------------------------
                                             ANDREAS C. DRACOPOULOS
                                             Trustee

                                          Date: March 31, 1999

                                          By:/s/ RICHARD E. SALOMON
                                             ---------------------------------
                                             RICHARD E. SALOMON
                                             Trustee

                                          Date: March 31, 1999


                                          By:/s/ JERRY I. SPEYER
                                             ---------------------------------
                                             JERRY I. SPEYER
                                             President
                                             (Principal Executive Officer)

                                          Date: March 31, 1999


                                          By:/s/ DAVID AUGARTEN
                                             ---------------------------------
                                             DAVID AUGARTEN
                                             Vice President
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                                          Date: March 31, 1999

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No proxy material has been sent to more than ten (10) of the Company's security holders and no annual report has been sent to the Company's security holders.