Form 10-Q
period 1999-03-31
RCPI TRUST /DE/
filed 1999-05-17
CIK 773652

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Yes    X          No _____

                                   RCPI TRUST

INDEX
-----

PART I--FINANCIAL INFORMATION                                                                                              PAGE
-----------------------------                                                                                              ----
ITEM 1.           FINANCIAL STATEMENTS

The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation have been included.

                  RCPI Trust, Balance Sheets as of March 31, 1999 (unaudited) and
                  December 31, 1998                                                                                             1

                  RCPI Trust, Statements of Operations for the quarters ended March 31, 1999 and
                  1998 (unaudited)                                                                                              2

                  RCPI Trust, Statements of Cash Flows for the quarters ended March 31, 1999 and
                  1998 (unaudited)                                                                                              3

                  Notes to Financial Statements (unaudited)                                                                     4

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS                                                                                         6

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                    9


PART II--OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS                                                                                            10

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                                             11


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for historical information contained herein, the Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties. The Company's actual results of outcomes may differ materially from those anticipated. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. When used in the Report on Form 10-Q, the words "estimate", "anticipate", "expect", "believe" and similar expressions are intended to identify forward-looking statements.

PART I -- FINANCIAL INFORMATION
       ITEM 1.  Financial Statements

                                   RCPI TRUST
                           (a Delaware business trust)
                                 BALANCE SHEETS
                                ($ in thousands)

                                                               As of
                                                            March 31, 1999      As of
                                                             (Unaudited)     December 31, 1998
                                                           ---------------   ------------------
ASSETS:
Real Estate:
       Land                                                    $158,149       $158,149
       Buildings and improvements                               642,221        637,288
       Tenant improvements                                       62,333         58,086
       Furniture, fixtures and equipment                          5,111          4,920
                                                               --------       --------
                                                                867,814        858,443
       Less: Accumulated depreciation and amortization           49,700         44,311
                                                               --------       --------
                                                                818,114        814,132

Cash and cash equivalents                                        13,929         31,270
Restricted cash                                                  11,050         10,120
Accounts receivable                                               3,150          6,680
Prepaid expenses                                                  9,707            973
Deferred costs, net of accumulated
  amortization of $5,796 and $5,918, respectively                43,805         40,724
Accrued rent                                                     75,751         65,851
                                                               --------       --------
       Total Assets                                            $975,506       $969,750
                                                               ========       ========
LIABILITIES AND OWNERS' EQUITY

Liabilities:
Zero coupon convertible debentures, net of unamortized
   discount of $111,355 and $125,433, respectively             $474,830       $460,752
14% debentures (includes premium of $22,714 and $23,127,
   respectively)                                                 97,714         98,127
NationsBank loans                                                73,750         80,000
Accrued interest payable                                          1,914          4,738
Accounts payable and accrued expenses                            15,664         21,392
Tenant security deposits payable                                 10,015          9,985
                                                               --------       --------
       Total Liabilities                                        673,887        674,994
Commitments and Contingencies
Owners' Equity                                                  301,619        294,756
                                                               --------       --------
       Total Liabilities and Owners' Equity                    $975,506       $969,750
                                                               ========       ========

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                                   RCPI TRUST
                           (a Delaware business trust)
                            STATEMENTS OF OPERATIONS
                                ($ in thousands)
                                   (UNAUDITED)



                                               For the Quarters Ended
                                          March 31, 1999   March 31, 1998
                                          --------------   --------------
Revenues:
    Base rental                                $56,103          $47,461
    Escalations and percentage rents             1,881            1,915
    Interest and other income                    1,012            1,465
                                               -------          -------

        Total revenues                          58,996           50,841
                                               -------          -------

Expenses:
    Interest                                    17,626           15,423
    Real estate taxes                            8,758            8,415
    Payroll and benefits                         5,052            4,391
    Repairs, maintenance and supplies            3,211            2,838
    Utilities                                    3,738            3,872
    Cleaning                                     3,423            3,375
    Professional fees                              497              545
    Insurance                                      222              314
    Management and accounting fees                 948              902
    General and administration                     769              826
    Depreciation and amortization                7,889            5,465
                                               -------          -------

        Total expenses                          52,133           46,366
                                               -------          -------

Net income                                     $ 6,863          $ 4,475
                                               =======          =======


                      SEE NOTES TO THE FINANCIAL STATEMENTS

                                   RCPI TRUST
                           (a Delaware business trust)
                            STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (UNAUDITED)


                                                                       For the Quarters Ended
                                                                  March 31, 1999      March 31, 1998
                                                                  --------------      --------------
Cash Flows from Operating Activities:
   Net income                                                       $  6,863           $  4,475
   Adjustment to reconcile net income to net cash
    provided by operating activities:
       Amortization of original issue discount and premium            13,665             12,105
       Depreciation and amortization                                   7,889              5,465
       Increase in restricted cash                                      (930)            (4,631)
       Decrease in accounts receivable                                 3,530              6,692
       Increase in prepaid expenses                                   (8,734)            (8,354)
       Increase in accrued rent                                       (9,900)            (9,424)
       Increase in accounts payable, accrued expenses
       and tenant security deposits payable                            1,513              1,824
       Decrease in accrued interest payable                           (2,824)            (4,432)
                                                                    --------           --------
       Net cash provided by operating activities                      11,072              3,720
                                                                    --------           --------

Cash Flows from Investing Activities:
    Additions to building and improvements                            (4,515)            (3,857)
    Additions to tenant improvements                                  (6,136)            (5,827)
    Additions to furniture, fixtures and equipment                      (191)              (163)
    Additions to deferred costs                                      (11,321)            (3,825)
                                                                    --------           --------
       Net cash used in investing activities                         (22,163)           (13,672)
                                                                    --------           --------

Cash Flows from Financing Activities:
     Proceeds from NationsBank loans                                      --             20,000
     Repayment of NationsBank loans                                   (6,250)                --
                                                                    --------           --------
       Net cash (used in) provided by financing activities            (6,250)            20,000
                                                                    --------           --------

(Decrease) increase in cash and cash equivalents                     (17,341)            10,048
Cash and cash equivalents at beginning of period                      31,270             27,517
                                                                    --------           --------
Cash and cash equivalents at end of period                          $ 13,929           $ 37,565
                                                                    ========           ========


                      SEE NOTES TO THE FINANCIAL STATEMENTS

                                   RCPI TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      FINANCIAL STATEMENTS

        The balance sheet as of March 31, 1999 and the statements of operations and cash flows for the quarters ended March 31, 1999 and 1998 are unaudited, but in the opinion of the Company's management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial condition and results of operations at those dates and for those periods. The results of operations for the interim periods are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Form 10-K for the year ended December 31, 1998.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Deferred Costs

        The Company adopted the provisions of Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" effective January 1, 1999. The effect of adopting this statement was an additional charge of $1.34 million related to the write off of the unamortized balance of organizational costs and is included as a component of depreciation and amortization in the accompanying statement of operations for the quarter ended March 31, 1999.


3.      DEBT

        NationsBank Credit Facility

        On May 16, 1997, the Company entered into a Credit Agreement (the "Original NationsBank Credit Agreement") with NationsBank of Texas, N.A. ("NationsBank"), pursuant to which NationsBank agreed to make term loans (the "Original NationsBank Loans") to the Company in an aggregate principal amount of up to $100 million. The maximum amount of the Original NationsBank Loans which may be outstanding at any time reduces quarterly commencing March 31, 1998 through the May 16, 2000 maturity date. As of December 31, 1998, the outstanding balance on the Original NationsBank Loans was $80 million. On March 31, 1999, the Company repaid $6.25 million bringing the outstanding balance of the Original NationsBank Loans down to $73.75 million.

4.      SUBSEQUENT EVENTS

        New NationsBank Credit Facility

        The Company entered into a second Credit Agreement (the "New NationsBank Credit Agreement") as of April 12, 1999, with NationsBank of Texas, N.A. ("NationsBank"), pursuant to which NationsBank agreed to make additional term loans (the "New NationsBank Loans") to the Company in an aggregate principal amount of up to $47 million. NationsBank made the first term loan to the Company, under the New

                                   RCPI TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.     SUBSEQUENT EVENTS (Cont'd)

       NationsBank Credit Agreement, in the principal amount of $5 million on April 28, 1999. Similar to the Original NationsBank Credit Agreement, the Company may elect interest periods based on one, two, three, or six month LIBOR. Interest accrues at LIBOR plus 2.50% and is payable at the end of each interest period. The maximum amount of the New NationsBank Loans which may be outstanding at any time reduces quarterly commencing December 31, 1999 through the May 16, 2000 maturity date. Subject to the satisfaction of certain conditions precedent, the Company may extend the maturity date of the New NationsBank Loans to December 31, 2000 and such loans will bear interest based on LIBOR plus 2.50%.

       In connection with the New NationsBank Credit Agreement, the Company purchased an interest rate protection agreement from Goldman Sachs Capital Markets L.P. capping LIBOR at 7.85%.

       As a condition to making the New NationsBank Loans, the holder of the 14% Debentures and the Company amended the intercreditor and subordination agreement, executed as part of the Original NationsBank Loans (as defined in the December 31, 1998 Form 10-K) to include the New NationsBank Loans. The intercreditor and subordination agreement provides that the holder of the 14% Debentures agrees (i) to subordinate payment on the 14% Debentures to the NationsBank Loans, (ii) that in certain circumstances interest would accrue but not be paid on the 14% Debentures, and (iii) that NationsBank may take certain actions on behalf of the holder of the 14% Debentures upon the occurrence of certain bankruptcy related events in respect of the Company.

       In addition, certain members of the Investor Group (as defined in the December 31, 1998 Form 10-K) and/or certain of their affiliates entered into a Limited Recourse Agreement dated as of April 12, 1999, in favor of NationsBank.

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Liquidity and Capital Resources - RCPI Trust

        Land and Building

        At March 31, 1999, the property, exclusive of 1.5 million square feet owned directly by the National Broadcasting Company, Inc. and NBC Trust No. 1996A, was approximately 92.4% occupied. Occupancy rates for the Property at various dates are presented in the following table:

              December 31, 1998                        93.0%
              September 30, 1998                       89.6%
              June 30, 1998                            88.1%
              March 31, 1998                           88.1%
              December 31, 1997                        86.7%
              September 30, 1997                       86.3%


        The following table shows selected lease expirations and vacancy of the Property as of March 31, 1999. Area, as presented below and discussed above, is measured based on standards promulgated by the New York Real Estate Board in 1987. Lease turnover could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal and rental income will be affected significantly by market conditions at the time and by the terms at which the Company can then lease space.

                                               Square Feet                        Percent
                      Year                       Expiring                         Expiring
                      ----                       --------                         --------
                      Vacant                       448,462                           7.6%
                      1999                         177,196                           3.0%
                      2000                         424,780                           7.2%
                      2001                         134,792                           2.3%
                      2002                         221,923                           3.8%
                      2003                         177,055                           3.0%
                      Thereafter                 4,315,489                          73.1%
                                                ----------                        -------
                      Total                      5,899,697                         100.0%
                                                ==========                         ======


        Debt

        The Zero Coupon Convertible Debentures (the "Zero Coupons") due December 31, 2000 accrete to a face value of approximately $586.2 million at an effective annual interest rate of 12.10%. At March 31, 1999 and December 31, 1998, the carrying value of the Zero Coupons, net of unamortized discount, was approximately $474.8 million and $460.7 million, respectively.

        The 14% Debentures have a principal balance of $75 million and mature on December 31, 2007. At the time the Property was acquired by the Company, the carrying value of the 14% Debentures was adjusted to reflect their estimated fair value at that date, resulting in a premium. The effective interest rate, which is net of the amortization of this premium, is approximately 9.03%. Interest payments are made semi-annually on July 31

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        and January 31. As of March 31, 1999 and December 31, 1998, the carrying value of the 14% Debentures was approximately $97.7 million and $98.1 million, respectively.

        As of March 31, 1999, the original NationsBank credit facility has an aggregate principal balance of $73.8 million and matures on May 16, 2000. The Company may elect interest periods based on one, two, three or six month LIBOR rates. Interest accrues at LIBOR plus 1.75% and is payable monthly in arrears.

        Cash Flow

        During the quarter ended March 31, 1999, the Company received cash flows of approximately $11.1 million from operations of the Property. The Company used this cash flow from operations to partially fund tenant improvements, building improvements and other leasing costs. Any remaining tenant or building improvements and leasing costs, which totaled an additional $11.1 million, were funded through the Company's existing working capital. The Company also used its existing working capital to make a $6.25 million amortization payment on the original NationsBank Loan on March 31, 1999.

        The Company believes that its current cash balance and future cash flows from operations, together with its expected borrowings in an amount currently believed not to exceed the additional $47 million, will be sufficient to fund its capital and debt service requirements for the foreseeable future.

        Inflation

        Inflation and changing prices during the current period did not significantly affect the markets in which the Company conducts its business. In view of the moderate rate of inflation, its impact on the Company's business has not been significant.


        RESULTS OF OPERATIONS - RCPI TRUST

        Base rent for the quarter ended March 31, 1999 increased approximately $8.6 million from the quarter ended March 31, 1998 partially due to higher rental rates on new leases as compared to the prior year. Additionally, the overall occupancy level increased to 92.4% as of March 31, 1999, as compared to 88.1% as of March 31, 1998. The Company also signed a number of new retail leases which had lease and rent commencement dates after the first quarter of 1998.

        Interest and other income decreased in the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, primarily due to lower interest income. The decrease in interest income was due to a lower average cash balance in the quarter ended March 31, 1999.

        Interest expense increased by approximately $2.2 million for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, primarily due to the increase in the outstanding debt balance. Total outstanding debt as of March 31, 1999 was approximately $646.3 million as compared to $595.3 million as of March 31, 1998. The increase is due primarily to accretion of the Zero Coupons and a higher loan balance on

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        the original NationsBank credit facility. The NationsBank Loans were at $80 million for the entire first quarter of 1999 and were at $75 million for most of the first quarter of 1998.

        The increase in payroll and benefits from the first quarter of 1998 to the first quarter of 1999 is primarily due to the fact that the retail leasing and construction groups were not fully staffed until after the first quarter of 1998.

        The increase in repairs and maintenance of approximately $373,000 in the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily due to the accelerated timing of certain repairs and maintenance projects in 1999.

        The increase in depreciation and amortization expense of approximately $2.4 million from the first quarter of 1998 to the first quarter of 1999 is primarily due to additional capital expenditures being placed into service at the property between the first quarter of 1998 and the first quarter of 1999. Additionally, the increase in amortization expense was due to the adoption of the provisions of SOP 98-5 "Reporting on the Costs of Start-up Activities" effective January 1, 1999. This required the write-off of the Company's remaining organizational costs of approximately $1.34 million.

                                   RCPI TRUST
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


        The Company has no material exposure to market risk sensitive instruments other than the NationsBank Loans. The market risk associated with this floating rate loan is minimized by an interest rate protection agreement which caps out the floating rate on the NationsBank loans at 7.69% during the first two years of the initial term and 8.69% thereafter, including the extension period. The Company enters into derivative instruments only to hedge its exposure to changes in interest rates on some of its outstanding indebtedness, not for speculative or trading purposes, and does not enter into leveraged derivatives. See
        Note 6 to the Financial Statements included in the Company's Form 10-K for the year ended December 31, 1998 for information about the Company's interest rate protection agreement.

                                   RCPI TRUST
                           PART II - OTHER INFORMATION


     Item 1.      Legal Proceedings

     There has been no material change to the status of existing litigation as reported in the Company's Form 10-K for the year ended December 31, 1998.

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

              (10.10) Limited Recourse Agreement, dated as of May 16, 1997, is incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

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


                                            RCPI TRUST




              Date:   May 17, 1999          By:/s/David Augarten
                                               ------------------------
                                                  David Augarten
                                                  Vice President
                                                  (Principal Financial Officer)