Form 10-Q
period 1999-06-30
RCPI TRUST /DE/
filed 1999-08-13
CIK 773652

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                   RCPI TRUST

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

        RCPI Trust, Balance Sheets as of June 30, 1999 (unaudited) and
        December 31, 1998                                                                       1

        RCPI Trust, Statements of Operations for the quarters ended June 30, 1999 and
        1998 (unaudited) and for the six months ended June 30, 1999 and 1998 (unaudited)        2

        RCPI Trust, Statements of Cash Flows for the six months ended June 30, 1999 and
        1998 (unaudited)                                                                        3

        Notes to Financial Statements (unaudited)                                               4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                                   6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                              9


PART II--OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS                                                                      10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                       11


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995.

Except for historical information contained herein, the Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. When used in the Report on Form 10-Q, the words "estimate", "anticipate", "expect", "believe" and similar expressions are intended to identify forward-looking statements.

PART I -- FINANCIAL INFORMATION
     ITEM 1.  Financial Statements

                                   RCPI TRUST
                           (a Delaware business trust)
                                 BALANCE SHEETS
                                ($ in thousands)


                                                                              As of           As of
                                                                          June 30, 1999    December 31,
                                                                           (Unaudited)         1998
                                                                          -------------    ------------
ASSETS:

Real Estate:
     Land                                                                   $  158,149      $  158,149
     Buildings and improvements                                                652,950         637,288
     Tenant improvements                                                        66,274          58,086
     Furniture, fixtures and equipment                                           5,209           4,920
                                                                            ----------      ----------
                                                                               882,582         858,443
     Less: Accumulated depreciation and amortization                            55,201          44,311
                                                                            ----------      ----------
                                                                               827,381         814,132

Cash and cash equivalents                                                       46,144          31,270
Restricted cash                                                                 10,488          10,120
Accounts receivable                                                              4,509           6,680
Prepaid expenses                                                                   628             973
Deferred costs, net of accumulated
  amortization of $7,307 and $5,918, respectively                               48,014          40,724
Accrued rent                                                                    86,288          65,851
                                                                            ----------      ----------

     Total Assets                                                           $1,023,452      $  969,750
                                                                            ==========      ==========

LIABILITIES AND OWNERS' EQUITY

Liabilities:
Zero coupon convertible debentures, net of unamortized
   discount of $96,846 and $125,433, respectively                           $  489,339      $  460,752
14% debentures (includes premium of $22,287 and $23,127, respectively)          97,287          98,127
NationsBank loans                                                               97,500          80,000
Accrued interest payable                                                         4,599           4,738
Accounts payable and accrued expenses                                           14,600          21,392
Tenant security deposits payable                                                 9,715           9,985
                                                                            ----------      ----------

     Total Liabilities                                                         713,040         674,994

Commitments and Contingencies

Owners' Equity                                                                 310,412         294,756
                                                                            ----------      ----------

     Total Liabilities and Owners' Equity                                   $1,023,452      $  969,750
                                                                            ==========      ==========

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                                   RCPI TRUST
                           (a Delaware business trust)
                            STATEMENTS OF OPERATIONS
                                ($ in thousands)
                                   (UNAUDITED)


                                           For the Quarters Ended      For the Six Months Ended
                                                  June 30,                    June 30,
                                             1999          1998          1999            1998
                                           --------      --------      --------        --------
Revenues:
    Base rental                            $ 57,593      $ 47,348      $113,696        $ 94,809
    Escalations and percentage rents          1,116         1,428         2,997           3,344
    Interest and other income                 1,371         1,813         2,383           3,277
                                           --------      --------      --------        --------

        Total revenues                       60,080        50,589       119,076         101,430
                                           --------      --------      --------        --------

Expenses:
    Interest                                 18,091        16,669        35,717          32,092
    Real estate taxes                         8,733         8,414        17,491          16,829
    Payroll and benefits                      5,071         5,689        10,123          10,080
    Repairs, maintenance and supplies         3,546         4,067         6,757           6,905
    Utilities                                 2,445         2,165         6,183           6,037
    Cleaning                                  3,434         3,492         6,857           6,867
    Professional fees                           500           262           997             807
    Insurance                                   227           263           449             577
    Management and accounting fees              959           856         1,907           1,758
    General and administration                1,061         1,331         1,830           2,157
    Depreciation and amortization             7,220         5,859        15,109          11,324
                                           --------      --------      --------        --------

        Total expenses                       51,287        49,067       103,420          95,433
                                           --------      --------      --------        --------

Net income                                 $  8,793      $  1,522      $ 15,656        $  5,997
                                           ========      ========      ========        ========

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                                   RCPI TRUST
                           (a Delaware business trust)
                            STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (UNAUDITED)


                                                                    For the Six Months Ended
                                                                            June 30,
                                                                      1999           1998
                                                                    --------        --------
Cash Flows from Operating Activities:
   Net income                                                       $ 15,656        $  5,997
   Adjustment to reconcile net income to net cash
    provided by operating activities:
     Amortization of original issue discount and premium              27,747          24,578
     Depreciation and amortization                                    15,109          11,324
     Increase in restricted cash                                        (368)         (4,297)
     Decrease in accounts receivable                                   2,171           7,453
     Decrease in prepaid expenses                                        345              90
     Increase in accrued rent                                        (20,437)        (19,388)
     (Decrease) increase in accounts payable, accrued expenses
     and tenant security deposits payable                             (3,090)          6,812
     Decrease in accrued interest payable                               (139)         (2,604)
                                                                    --------        --------
     Net cash provided by operating activities                        36,994          29,965
                                                                    --------        --------

Cash Flows from Investing Activities:
     Additions to building and improvements                          (17,105)         (8,713)
     Additions to tenant improvements                                (11,428)        (10,056)
     Additions to furniture, fixtures and equipment                     (289)           (317)
     Additions to deferred costs                                      (9,015)         (8,371)
                                                                    --------        --------
     Net cash used in investing activities                           (37,837)        (27,457)
                                                                    --------        --------

Cash Flows from Financing Activities:
     Proceeds from NationsBank loans                                  30,000          30,000
     Payment of deferred financing fees                               (1,783)           --
     Repayment of NationsBank loans                                  (12,500)           --
                                                                    --------        --------
     Net cash provided by financing activities                        15,717          30,000
                                                                    --------        --------

Increase in cash and cash equivalents                                 14,874          32,508
Cash and cash equivalents at beginning of period                      31,270          27,517
                                                                    --------        --------
Cash and cash equivalents at end of period                          $ 46,144        $ 60,025
                                                                    ========        ========

                      SEE NOTES TO THE FINANCIAL STATEMENTS

                                   RCPI TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      FINANCIAL STATEMENTS

        The balance sheet as of June 30, 1999, the statements of operations for the quarters ended and the six months ended June 30, 1999 and 1998 and the statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited, but in the opinion of the Company's management reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial condition and results of operations at those dates and for those periods. The results of operations for the interim periods are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Deferred Costs

        The Company adopted the provisions of Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" effective January 1, 1999. The effect of adopting this statement was an additional charge of $1.34 million related to the write off of the unamortized balance of organizational costs and is included as a component of depreciation and amortization in the accompanying statement of operations for the six months ended June 30, 1999.


3.      DEBT

        NationsBank Credit Facility

        On May 16, 1997, the Company entered into a Credit Agreement (the "Original NationsBank Credit Agreement") with NationsBank of Texas, N.A. ("NationsBank"), pursuant to which NationsBank agreed to make term loans (the "Original NationsBank Loans") to the Company in an aggregate principal amount of up to $100 million. The maximum amount of the Original NationsBank Loans which may be outstanding at any time reduces quarterly commencing March 31, 1998 through the May 16, 2000 maturity date. Subject to the satisfaction of certain conditions precedent, the Company may extend the maturity date of the Original NationsBank Loans to December 31, 2000 and such loans will bear interest based on LIBOR plus 2.125%. As of December 31, 1998, the outstanding balance on the Original NationsBank Loans was $80 million. On March 31, 1999 and on June 30, 1999, the Company repaid $6.25 million bringing the outstanding balance of the Original NationsBank Loans down to $67.5 million.

        New NationsBank Credit Facility

        The Company entered into a second Credit Agreement (the "New NationsBank Credit Agreement") as of April 12, 1999, with NationsBank, pursuant to which NationsBank agreed to make additional term loans (the "New NationsBank Loans") to the Company in an aggregate principal amount of up to $47 million. NationsBank made the first term loan to the Company, under the New NationsBank Credit Agreement,

                                   RCPI TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


       in the principal amount of $5 million on April 28, 1999. A second term loan was made to the Company on June 28, 1999 in the principal amount of $25 million. Similar to the Original NationsBank Credit Agreement, the Company may elect interest periods based on one, two, three, or six month LIBOR. Interest accrues at LIBOR plus 2.50% and is payable at the end of each interest period. The maximum amount of the New NationsBank Loans which may be outstanding at any time reduces quarterly commencing December 31, 1999 through the May 16, 2000 maturity date. Subject to the satisfaction of certain conditions precedent, the Company may extend the maturity date of the New NationsBank Loans to December 31, 2000 and such loans will bear interest based on LIBOR plus 2.50%.

       In connection with the New NationsBank Credit Agreement, the Company purchased an interest rate protection agreement from Goldman Sachs Capital Markets L.P. capping LIBOR at 7.85%.

       As a condition to making the New NationsBank Loans, the holder of the 14% Debentures and the Company amended the intercreditor and subordination agreement, executed as part of the Original NationsBank Loans (as defined in the December 31, 1998 Form 10-K) to include the New NationsBank Loans (the Original NationsBank Loans and the New NationsBank Loans are hereafter referred to as the ("NationsBank Loans"). The intercreditor and subordination agreement provides that the holder of the 14% Debentures agrees (i) to subordinate payment on the 14% Debentures to the NationsBank Loans, (ii) that in certain circumstances interest would accrue but not be paid on the 14% Debentures, and (iii) that NationsBank may take certain actions on behalf of the holder of the 14% Debentures upon the occurrence of certain bankruptcy related events in respect of the Company.

       In addition, certain members of the Investor Group (as defined in the December 31, 1998 Form 10-K) and/or certain of their affiliates entered into a Limited Recourse Agreement dated as of April 12, 1999, in favor of NationsBank.


4.     RELATED PARTY TRANSACTIONS

       During 1999, the Company paid a $470,000 investment banking fee to Goldman, Sachs & Co., an affiliate of one member of the investor group, related to the closing of the New NationsBank Loans (see Note 3). This fee was capitalized as a component of deferred costs in the accompanying 1999 balance sheet.

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources - RCPI Trust

Land and Building

At June 30, 1999, the Property, exclusive of 1.5 million square feet owned directly by the National Broadcasting Company, Inc. and NBC Trust No. 1996A, was approximately 92.5% occupied. Occupancy rates for the Property at various dates are presented in the following table:

March 31, 1999            92.4%        June 30, 1998            88.1%
December 31, 1998         93.0%        March 31, 1998           88.1%
September 30, 1998        89.6%        December 31, 1997        86.7%

The following table shows selected lease expirations and vacancy of the Property as of June 30, 1999. Area, as presented below and discussed above, is measured based on standards promulgated by the New York Real Estate Board in 1987. Lease turnover could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal and rental income will be affected significantly by market conditions at the time and by the terms at which the Company can then lease space.

                                                 Square Feet              Percent
Year                                               Expiring              Expiring
----                                             -----------             --------
Vacant                                              444,664                 7.5%
1999                                                120,961                 2.0%
2000                                                425,077                 7.2%
2001                                                134,292                 2.3%
2002                                                228,132                 3.9%
2003                                                181,773                 3.1%
Thereafter                                        4,364,798                74.0%
                                                  ---------               -----

Total                                             5,899,697               100.0%
                                                  =========               =====


Debt

The Zero Coupon Convertible Debentures (the "Zero Coupons") due December 31, 2000 accrete to a face value of approximately $586.2 million at an effective annual interest rate of 12.10%. At June 30, 1999 and December 31, 1998, the carrying value of the Zero Coupons, net of unamortized discount, was approximately $489.3 million and $460.8 million, respectively.

The 14% Debentures have a principal balance of $75 million and mature on December 31, 2007. At the time the Property was acquired by the Company, the carrying value of the 14% Debentures was adjusted to reflect their estimated fair value at that date, resulting in a premium. The effective interest rate, which is net of the amortization of this premium, is approximately 9.03%. Interest payments are made semi-annually on July 31

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



and January 31. As of June 30, 1999 and December 31, 1998, the carrying value of the 14% Debentures was approximately $97.3 million and $98.1 million, respectively.

As of June 30, 1999, the Original NationsBank Loans have an aggregate principal balance of $67.5 million and mature on May 16, 2000. The Company may elect interest periods based on one, two, three or six month LIBOR rates. Interest accrues at LIBOR plus 1.75% and is payable monthly in arrears.

As of June 30, 1999, the New NationsBank Loans have an aggregate principal balance of $30 million and mature on May 16, 2000. The Company may elect interest periods based on one, two, three or six month LIBOR rates. Interest accrues at LIBOR plus 2.50% and is payable monthly in arrears.

Cash Flow

During the six months ended June 30, 1999, the Company received cash flows of approximately $37.0 million from operations of the Property. The Company used part of this cash flow from operations and draws on the New NationsBank Credit Agreement totaling $30 million to fund tenant improvements, building improvements and other leasing costs totaling approximately $37.8 million. The Company also made two $6.25 million amortization payments on the Original NationsBank Loans on March 31, 1999 and on June 30, 1999 from its cash flow from operations.

The Company believes that its current cash balance and future cash flows from operations, together with its expected borrowings in an amount currently believed not to exceed $17 million, will be sufficient to fund its capital and debt service requirements for the foreseeable future.

Beginning in January 1999, the Company commenced a retail redevelopment project which includes, among other things, the restoration of the Channel Gardens, repaving of Rockefeller Plaza, refurbishment of the common area in the concourse under 30 Rockefeller Plaza and the completion of numerous new retail stores. Such work is scheduled to be finished by the end of 1999.

Inflation

Inflation and changing prices during the current period did not significantly affect the markets in which the Company conducts its business. In view of the moderate rate of inflation, its impact on the Company's business has not been significant.


RESULTS OF OPERATIONS - RCPI TRUST

Base rent for the quarter and the six months ended June 30, 1999 increased approximately $10.2 million and $18.9 million, respectively, from the quarter and the six months ended June 30, 1998 and is due mainly to higher rental rates on new leases, which did not exist in the prior year. Additionally, the Company signed several new retail leases which had lease and rent commencement dates after the first six months of 1998 and the occupancy level increased to 92.5% as of June 30, 1999, as compared to 88.1% as of June 30, 1998.

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Interest and other income decreased for the quarter and the six months ending June 30, 1999, as compared to the quarter and the six months ending June 30, 1998, primarily due to lower interest income. The decrease in interest income was due to a lower average cash balance during both the quarter ended March 31, 1999 and for the majority of the quarter ended June 30, 1999.

Interest expense has increased by approximately $1.4 million and $3.6 million for the quarter and the six months ended June 30, 1999, respectively, as compared to the quarter and the six months ended June 30, 1998, primarily due to the increase in the outstanding debt balance. Total outstanding debt as of June 30, 1999 was approximately $684.1 million, as compared to $617.8 million as of June 30, 1998. The increase is due primarily to accretion of the Zero Coupon Debentures and additional draws under the NationsBank credit facilities which have increased by $17.5 million since December 31, 1998.

The increase in depreciation and amortization expense of approximately $1.4 million and $3.8 million for the quarter and the six months ended June 30, 1999, respectively, as compared to the quarter and the six months ended June 30, 1998, was primarily due to additional capital projects at the Property being placed into service since June 30, 1998 and due to additional tenant improvements and leasing commissions expended as a result of increased leasing activity. Additionally, the increase in amortization expense was due to the adoption of the provisions of SOP 98-5 "Reporting on the Costs of Start-Up Activities" effective January 1, 1999. This required the write-off of the Company's remaining organizational costs of approximately $1.34 million.

                                   RCPI TRUST
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company has no material exposure to market risk sensitive instruments other than the NationsBank Loans. The market risk associated with this floating rate loan is minimized by an interest rate protection agreement which caps out the floating rate on the Original NationsBank Loans at 7.69% during the first two years of the initial term and 8.69% thereafter, including the extension period. The New NationsBank Loans are capped at 7.85% by an interest rate protection agreement during the entire term. The Company enters into derivative instruments only to hedge its exposure to changes in interest rates on some of its outstanding indebtedness, not for speculative or trading purposes, and does not enter into leveraged derivatives. See Note 6 to the Financial Statements included in the Company's Form 10-K for the year ended December 31, 1998 for information about the Company's interest rate protection agreement with respect to the Original NationsBank Loans.

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

              (10.9) Intercreditor and Subordination Agreement, dated as of May 16, 1997, between the Company and WHRC Real Estate Limited Partnership is incorporated by reference to
                          Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

              (10.10) Limited Recourse Agreement, dated as of May 16, 1997, is incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

              (10.11) Amendment to the May 16, 1997 Credit Agreement, dated as of April 12, 1999, between the Company and NationsBank of Texas, N.A.

              (10.12) Credit Agreement, dated as of April 12, 1999, between the Company and NationsBank of Texas, N.A.

              (10.13) Amended and Restated Intercreditor and Subordination Agreement, dated as of April 12, 1999, between the Company and WHRC Real Estate Limited Partnership.

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


                                            RCPI TRUST




Date:   August 13, 1999                     By: /s/ David Augarten
                                                -----------------------------
                                                David Augarten
                                                Vice President
                                                (Principal Financial Officer)