Form 10-Q
period 1999-09-30
RCPI TRUST /DE/
filed 1999-11-15
CIK 773652

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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


                                 (212) 332-6500
              (Registrant"s telephone number, including area code)


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

Yes    X          No _____





---------------------------------------------

                                   RCPI TRUST

INDEX

PART I--FINANCIAL INFORMATION                                                                                              PAGE
ITEM 1.        FINANCIAL STATEMENTS

The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation have been included.

               RCPI Trust, Balance Sheets as of September 30, 1999 (unaudited)
               and December 31, 1998 ....................................................................................    1

               RCPI Trust, Statements of Operations for the quarters ended
               September 30, 1999 and 1998 (unaudited) and for the nine months
               ended September 30, 1999 and 1998 (unaudited) ............................................................    2

               RCPI Trust, Statements of Cash Flows for the nine months ended
               September 30, 1999 and 1998 (unaudited) ..................................................................    3

               Notes to Financial Statements (unaudited) ................................................................    4

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS ....................................................................................    7

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...............................................   10

PART II--OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS ........................................................................................   11

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K .........................................................................   12


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

PART I -- FINANCIAL INFORMATION
  ITEM 1.  Financial Statements

                                   RCPI TRUST
                          (a Delaware business trust)
                                 BALANCE SHEETS
                                ($ in thousands)


                                                                                                      As of                  As of
                                                                                                  Sept. 30, 1999        December 31,
                                                                                                    (Unaudited)               1998
                                                                                                  --------------        ------------

ASSETS:
Real estate:
  Land                                                                                            $   158,149           $   158,149
  Buildings and improvements                                                                          662,589               636,285
  Tenant improvements                                                                                  74,091                58,086
  Furniture, fixtures and equipment                                                                     7,416                 5,923
                                                                                                  -----------           -----------
                                                                                                      902,245               858,443
     Less:  Accumulated depreciation and amortization                                                 (60,750)              (44,311)
                                                                                                  -----------           -----------
                                                                                                      841,495               814,132

Cash and cash equivalents                                                                              36,097                31,270
Restricted cash                                                                                        10,976                10,120
Accounts receivable                                                                                    10,412                 6,680
Prepaid expenses                                                                                       10,111                   973
Deferred costs, net of accumulated
  amortization of $8,967 and $5,918, respectively                                                      49,267                40,724
Accrued rent                                                                                           93,834                65,851
                                                                                                  -----------           -----------
  Total Assets                                                                                    $ 1,052,192           $   969,750
                                                                                                  ===========           ===========
LIABILITIES AND OWNERS' EQUITY

Liabilities:
Zero coupon convertible debentures, net of unamortized
   discount of $81,893 and $125,433, respectively                                                 $   504,292           $   460,752
14% debentures (includes premium of $21,845 and $23,127, respectively)                                 96,845                98,127
NationsBank loans                                                                                     101,250                80,000
Accrued interest payable                                                                                1,982                 4,738
Accounts payable and accrued expenses                                                                  20,868                21,392
Tenant security deposits payable                                                                       10,374                 9,985
                                                                                                  -----------           -----------
  Total Liabilities                                                                                   735,611               674,994

Commitments and Contingencies

Owners' Equity                                                                                        316,581               294,756
                                                                                                  -----------           -----------
  Total Liabilities and Owners' Equity                                                            $ 1,052,192           $   969,750
                                                                                                  ===========           ===========


                       See notes to financial statements.

                                   RCPI TRUST
                          (a Delaware business trust)
                            STATEMENTS OF OPERATIONS
                                ($ in thousands)
                                  (UNAUDITED)


                                                                      For the Quarters Ended              For the Nine Months Ended
                                                                           September 30,                         September 30,
                                                                      1999              1998                1999               1998
                                                                   --------           --------           --------           --------
    Revenues:
    Base rental                                                    $ 58,635           $ 48,243           $172,330           $143,052
    Escalations and percentage rent                                   1,445              1,815              4,443              5,159
    Interest and other income                                         1,084              2,105              3,468              5,382
                                                                   --------           --------           --------           --------
        Total Revenues                                               61,164             52,163            180,241            153,593
                                                                   --------           --------           --------           --------
Expenses:
    Interest                                                         18,995             17,173             54,712             49,265
    Real estate taxes                                                 8,923              8,657             26,414             25,486
    Payroll and benefits                                              5,900              5,053             16,023             15,261
    Repairs, maintenance and supplies                                 2,668              3,462              9,425             10,239
    Utilities                                                         4,823              4,211             11,006             10,248
    Cleaning                                                          3,283              3,267             10,140             10,134
    Professional fees                                                   210                196              1,208              1,003
    Insurance                                                           402                235                851                812
    Management and accounting fees                                    1,143                888              3,050              2,646
    General and administration                                        1,095              1,094              2,925              3,251
    Depreciation and amortization                                     7,553              6,194             22,662             17,518
                                                                   --------           --------           --------           --------
        Total Expenses                                               54,995             50,430            158,416            145,863
                                                                   --------           --------           --------           --------
Net Income                                                         $  6,169           $  1,733           $ 21,825           $  7,730
                                                                   ========           ========           ========           ========

















                       See notes to financial statements.

                                   RCPI TRUST
                          (a Delaware business trust)
                            STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                  (UNAUDITED)


                                                                                                      For the Nine Months Ended
                                                                                                            September 30,
                                                                                                      1999                   1998
                                                                                                    --------               --------
Cash Flows from Operating Activities:
   Net income                                                                                       $ 21,825               $  7,730
   Adjustment to reconcile net income to net cash
    provided by operating activities:
    Amortization of original issue discount and premium                                               42,258                 37,431
    Depreciation and amortization                                                                     22,662                 17,518
    Increase in restricted cash                                                                         (856)                  (287)
    (Increase) decrease in accounts receivable                                                        (3,732)                 6,131
    Increase in prepaid expenses                                                                      (9,138)                (9,081)
    Increase in accrued rent                                                                         (27,983)               (28,860)
    Decrease in accounts payable and accrued expenses
      and tenant security deposits payable                                                               (29)                (1,209)
    Decrease in accrued interest payable                                                              (2,756)                (5,114)
                                                                                                    --------               --------
       Net cash provided by operating activities                                                      42,251                 24,259
                                                                                                    --------               --------
Cash Flows from Investing Activities:
    Additions to building and improvements                                                           (25,746)               (15,416)
    Additions to tenant improvements                                                                 (17,939)               (15,274)
    Additions to furniture, fixtures and equipment                                                    (1,493)                  (372)
    Additions to deferred costs                                                                      (11,713)               (15,129)
                                                                                                    --------                -------
       Net cash used in investing activities                                                         (56,891)               (46,191)
                                                                                                    --------               --------
Cash Flows from Financing Activities:
  Proceeds from NationsBank loans                                                                     40,000                 30,000
  Repayment of NationsBank loans                                                                     (18,750)                  --
  Payment of deferred financing fees                                                                  (1,783)                  --
                                                                                                    --------               --------
       Net cash provided by financing activities                                                      19,467                 30,000
                                                                                                    --------               --------
Increase in cash and cash equivalents                                                                  4,827                  8,068
Cash and cash equivalents at beginning of period                                                      31,270                 27,517
                                                                                                    --------               --------
Cash and cash equivalents at end of period                                                          $ 36,097               $ 35,585
                                                                                                    ========               ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period                                                                     $ 15,209               $ 14,948
                                                                                                    ========               ========





                       See notes to financial statements.

                                   RCPI TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   FINANCIAL STATEMENTS

The balance sheet as of September 30, 1999, the statements of operations for the quarters ended and the nine months ended September 30, 1999 and 1998 and the statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited, but in the opinion of the management of RCPI Trust (the "Company"), reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial condition and results of operations at those dates and for those periods. The results of operations for the interim periods are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company"s Form 10-K for the year ended December 31, 1998.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Deferred Costs

The Company adopted the provisions of Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" effective January 1, 1999. The effect of adopting this statement was an additional charge of $1.34 million related to the write off of the unamortized balance of organizational costs and is included as a component of depreciation and amortization in the accompanying statement of operations for the nine months ended September 30, 1999.

Reclassifications

Certain prior year amounts have been reclassified to conform with current period presentation.

3.   DEBT

Convertible Debentures

The Zero Coupon Convertible Debentures (the "Zero Coupons") were issued under an Indenture, dated as of September 15, 1985 (as amended, the "Indenture"), between Rockefeller Center Properties, Inc. (the "Predecessor") and Manufacturers Hanover Trust Company (now the United States Trust Company) as Trustee. The Zero Coupons were originally convertible into shares of common stock of the Predecessor on the maturity date (December 31, 2000) and upon the occurrence of certain other events specified in the Indenture. Holders of the Zero Coupons also originally had the right to exchange their Zero Coupons upon maturity for nonconvertible floating rate notes of the Company (the "Floating Rate Notes") in an equal aggregate principal amount.

On July 10, 1996, the Indenture was amended to provide that instead of being convertible into Predecessor common stock as described above, each Zero Coupon is convertible, on the maturity date and upon the other events specified in the Indenture, only into cash in an amount equal to eight dollars ($8.00) for each share of common stock of the Predecessor into which the Zero Coupon was originally convertible. Under this formula, on the maturity date, each $1,000 principal amount of Zero Coupons is convertible into $368.48 (the "Conversion Amount"). The amendment of the Indenture did not change the right of holders of Zero Coupons to exchange the Zero Coupons upon maturity for Floating Rate Notes as described above.

                                   RCPI TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


As of July 10, 1996, the Company became the successor to the Predecessor under the amended Indenture. The Indenture was amended as described above in connection with the Merger (as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

If a holder of a Zero Coupon fails to timely surrender the Zero Coupon for conversion or exchange, the holder will be deemed to have elected to exchange the Zero Coupon for Floating Rate Notes on the maturity date, unless the holders of 90% of the aggregate principal amount of the Zero Coupons have elected to convert their Zero Coupons into the Conversion Amount on the maturity date, in which case that holder will be deemed to have elected to convert the Zero Coupon into the Conversion Amount.

After the exchange of Zero Coupons for Floating Rate Notes, the Floating Rate Notes will mature on December 31, 2007. The Company will have the right to prepay the Floating Rate Notes at any time, at par. The Floating Rate Notes will bear interest at the three-month London Interbank Offering Rate ("LIBOR") plus either 1/4% or a spread greater than 1/4% and not greater than 1% that would, in the opinion of a major international investment bank selected by the Company, cause the Floating Rate Notes to trade at par.

NationsBank Credit Facility

On May 16, 1997, the Company entered into a Credit Agreement (the "Original NationsBank Credit Agreement") with NationsBank of Texas, N.A. ("NationsBank"), pursuant to which NationsBank agreed to make term loans (the "Original NationsBank Loans") to the Company in an aggregate principal amount of up to $100 million. The maximum amount of the Original NationsBank Loans which may be outstanding at any time reduces quarterly commencing March 31, 1998 through the May 16, 2000 maturity date. Subject to the satisfaction of certain conditions precedent, the Company may extend the maturity date of the Original NationsBank Loans to December 31, 2000 and such loans will bear interest based on LIBOR plus 2.125%. As of December 31, 1998, the outstanding balance on the Original NationsBank Loans was $80 million. On each of March 31, 1999, June 30, 1999 and September 30, 1999, the Company repaid $6.25 million bringing the outstanding balance of the Original NationsBank Loans down to $61.25 million as of September 30, 1999.

New NationsBank Credit Facility

The Company entered into a second Credit Agreement (the "New NationsBank Credit Agreement") as of April 12, 1999, with NationsBank, pursuant to which NationsBank agreed to make additional term loans (the "New NationsBank Loans") to the Company in an aggregate principal amount of up to $47 million. NationsBank made the first term loan to the Company, under the New NationsBank Credit Agreement, in the principal amount of $5 million on April 28, 1999. A second term loan was made to the Company on June 28, 1999 in the principal amount of $25 million, and a third was made on September 27, 1999 in the principal amount of $10 million. Similar to the Original NationsBank Credit Agreement, the Company may elect interest periods based on one, two, three, or six month LIBOR. Interest accrues at LIBOR plus 2.50% and is payable at the end of each interest period. The maximum amount of the New NationsBank Loans which may be outstanding at any time reduces quarterly commencing December 31, 1999 through the May 16, 2000 maturity date. Subject to the satisfaction of certain conditions precedent, the Company may extend the maturity date of the New NationsBank Loans to December 31, 2000 and such loans will bear interest based on LIBOR plus 2.50%.

In connection with the New NationsBank Credit Agreement, the Company purchased an interest rate protection agreement from Goldman Sachs Capital Markets L.P., capping LIBOR at 7.85%.

                                   RCPI TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

As a condition to making the New NationsBank Loans, the holder of the 14% Debentures and the Company amended the intercreditor and subordination agreement, executed as part of the Original NationsBank Loans to include the New NationsBank Loans (the Original NationsBank Loans and the New NationsBank Loans are hereafter collectively referred to as the "NationsBank Loans"). The intercreditor and subordination agreement provides that the holder of the 14% Debentures agrees (i) to subordinate payment on the 14% Debentures to the NationsBank Loans, (ii) that in certain circumstances interest would accrue but not be paid on the 14% Debentures, and (iii) that NationsBank may take certain actions on behalf of the holder of the 14% Debentures upon the occurrence of certain bankruptcy related events in respect of the Company.

In addition, certain members of the Investor Group (as defined in the December 31, 1998 Form 10-K) and/or certain of their affiliates entered into a Limited Recourse Agreement dated as of April 12, 1999, in favor of NationsBank.


4.     RELATED PARTY TRANSACTIONS

During 1999, the Company paid a $470,000 investment banking fee to Goldman, Sachs & Co., an affiliate of one member of the Investor Group, related to the closing of the New NationsBank Loans (see Note 3). This fee was capitalized as a component of deferred costs in the accompanying September 30, 1999 balance sheet.

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES - RCPI TRUST

Land and Building

At September 30, 1999, Rockefeller Center (the "Property"), exclusive of 1.5 million square feet owned directly by the National Broadcasting Company, Inc. and NBC Trust No. 1996A, was approximately 93.2% occupied. Occupancy rates for the Property at various dates are presented in the following table:

              June 30, 1999             92.5%
              March 31, 1999            92.4%
              December 31, 1998         93.0%
              September 30, 1998        89.6%
              June 30, 1998             88.1%
              March 31, 1998            88.1%

The following table shows selected lease expirations and vacancy of the Property as of September 30, 1999. Area, as presented below and discussed above, is measured based on standards promulgated by the New York Real Estate Board in 1987. Lease turnover could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property"s revenue. Actual renewal and rental income will be affected significantly by market conditions at the time and by the terms at which the Company can then lease space.

                                       Square Feet                 Percent
             Year                       Expiring                   Expiring
             ----                      -----------                 --------
             Vacant                       400,205                     6.8%
             1999                          74,208                     1.3%
             2000                         427,748                     7.2%
             2001                         149,037                     2.5%
             2002                         233,334                     4.0%
             2003                         184,471                     3.1%
             Thereafter                 4,430,694                    75.1%
                                        ---------                    -----

             Total                      5,899,697                   100.0%
                                       ==========                   ======


Debt

The Zero Coupons, due December 31, 2000, accrete to a face value of approximately $586.2 million at an effective annual interest rate of 12.10%. At September 30, 1999 and December 31, 1998, the carrying value of the Zero Coupons, net of unamortized discount, was approximately $504.3 million and $460.8 million, respectively.

The 14% Debentures have a principal balance of $75 million and mature on December 31, 2007. At the time the Property was acquired by the Company, the carrying value of the 14% Debentures was adjusted to reflect their estimated fair value at that date, resulting in a premium. The effective interest rate, which is net of the amortization of this premium, is approximately 9.03%. Interest payments are made semi-annually on July 31 and January 31. As of September 30, 1999 and December 31, 1998, the carrying value of the 14% Debentures was approximately $96.8 million and $98.1 million, respectively.

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As of September 30, 1999, the Original NationsBank Loans have an aggregate principal balance of $61.25 million and mature on May 16, 2000. The Company may elect interest periods based on one, two, three or six month LIBOR rates. Interest accrues at LIBOR plus 1.75% and is payable monthly in arrears.

As of September 30, 1999, the New NationsBank Loans have an aggregate principal balance of $40 million and mature on May 16, 2000. The Company may elect interest periods based on one, two, three or six month LIBOR rates. Interest accrues at LIBOR plus 2.50% and is payable monthly in arrears.

Cash Flow

During the nine months ended September 30, 1999, the Company received cash flows of approximately $42.3 million from operations of the Property. The Company used part of this cash flow from operations and draws on the New NationsBank Credit Agreement totaling $40 million to fund tenant improvements, building improvements and other leasing costs totaling approximately $56.9 million. The Company also made a $6.25 million amortization payment on the Original NationsBank Loans on each of March 31, 1999, June 30, 1999 and September 30, 1999 from its cash flow from operations.

The Company believes that its current cash balance and future cash flows from operations will be sufficient to fund its capital and debt service requirements for the foreseeable future.

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


RESULTS OF OPERATIONS - RCPI TRUST

Base rent for the quarter and the nine months ended September 30, 1999 increased approximately $10.4 million and $29.3 million, respectively, from the quarter and the nine months ended September 30, 1998 and is due mainly to higher rental rates on new leases, which did not exist in the prior year. Additionally, the Company signed several new retail leases which had lease and rent commencement dates after the first nine months of 1998 and the occupancy level increased to 93.2% as of September 30, 1999, as compared to 89.6% as of September 30, 1998.

Interest and other income decreased for the quarter and the nine months ended September 30, 1999, as compared to the quarter and the nine months ended September 30, 1998, primarily due to lower interest income. The decrease in interest income was due to a lower average cash balance during both the quarter ended and nine months ended September 30, 1999 as compared to the quarter ended and nine months ended September 30, 1998.

                                   RCPI TRUST
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest expense has increased by approximately $1.8 million and $5.4 million for the quarter and the nine months ended September 30, 1999, respectively, as compared to the quarter and the nine months ended September 30, 1998, primarily due to the increase in the outstanding debt balance. Total outstanding debt as of September 30, 1999 was approximately $702.4 million, as compared to $630.6 million as of September 30, 1998. The increase is due primarily to accretion of the Zero Coupons and additional draws under the NationsBank credit facilities which have increased by $21.25 million net of repayments since December 31, 1998.

The increase in depreciation and amortization expense of approximately $1.4 million and $5.1 million for the quarter and the nine months ended September 30, 1999, respectively, as compared to the quarter and the nine months ended September 30, 1998, was primarily due to additional capital projects at the Property being placed into service since September 30, 1998 and due to additional tenant improvements and leasing commissions expended as a result of increased leasing activity. Additionally, the increase in amortization expense was due to the adoption of the provisions of SOP 98-5 "Reporting on the Costs of Start-Up Activities" effective January 1, 1999. This required the write-off of the Company's remaining organizational costs of approximately $1.34 million.

                                   RCPI TRUST
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company has no material exposure to market risk sensitive instruments other than the NationsBank Loans. The market risk associated with this floating rate loan is minimized by an interest rate protection agreement which caps out the floating rate on the Original NationsBank Loans at 7.69% during the first two years of the initial term and 8.69% thereafter, including the extension period. The floating rate on the New NationsBank Loans is capped at 7.85% by an interest rate protection agreement during the entire term. The Company enters into derivative instruments only to hedge its exposure to changes in interest rates on some of its outstanding indebtedness, not for speculative or trading purposes, and does not enter into leveraged derivatives. See Note 6 to the Financial Statements included in the Company's Form 10-K for the year ended December 31, 1998 for information about the Company's interest rate protection agreement with respect to the Original NationsBank Loans.

                                   RCPI TRUST
                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

There has been no material change to the status of existing litigation as reported in the Company's Form 10-K for the year ended December 31, 1998.

ITEM 6. (a) EXHIBITS

         (3.1) Certificate of Trust of RCPI Trust, dated March 22, 1996 is incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

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

         (10.3) Agreement and Plan of Merger dated as of November 7, 1995 among the Predecessor, RCPI Holdings Inc., RCPI Merger Inc., Whitehall Street Real Estate Limited Partnership V, Rockprop, L.L.C., David Rockefeller, Exor Group S.A. and Troutlet Investments Corporation is incorporated by reference to
                  Exhibit 10.28 to the Predecessor"s Current Report on Form 8-K dated November 13, 1995.

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

         (10.7) Amendment No. 4 to the Agreement and Plan of Merger, dated as of September 30, 1996 is incorporated herein by reference to the Predecessor's Current Report on Form 8-K, filed on July 1, 1996.

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

         (10.11) Amendment to the May 16, 1997 Credit Agreement, dated as of April 12, 1999, between the Company and NationsBank of Texas, N.A. is incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

         (10.12) Credit Agreement, dated as of April 12, 1999, between the Company and NationsBank of Texas, N.A. is incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

         (10.13) Amended and Restated Intercreditor and Subordination Agreement, dated as of April 12, 1999, between the Company and WHRC Real Estate Limited Partnership is incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

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

                                             RCPI TRUST




 Date:   November 15, 1999                   By:  /s/ David Augarten
                                                  ------------------
                                                  David Augarten
                                                  Vice President
                                                  (Principal Financial Officer)