Form 10-K405
period 1999-12-31
RCPI TRUST /DE/
filed 2000-03-30
CIK 773652

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     -------------------------------------

                                   FORM 10-K

                     -------------------------------------
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO __________________.


COMMISSION FILE NUMBER 1-8971*

                                   RCPI TRUST
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                             13-7087445
--------------------------------                                        -------------------
(State or other jurisdiction of                                             (I.R.S. Employer
incorporation or organization)                                              Identification No.)


                      C/O TISHMAN SPEYER PROPERTIES, L.P.
                   45 ROCKEFELLER PLAZA, NEW YORK, N.Y. 10111
              --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (212) 332-6500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2 Trust Ownership Interests as of March 30, 2000.

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


* As successor in interest to Rockefeller Center Properties, Inc. (Commission File No. 1-8971).

                                   RCPI TRUST

                               TABLE OF CONTENTS



PART I                                                                                                                        PAGE
------                                                                                                                        ----
       ITEM 1.    Business..................................................................................................... 1

       ITEM 2.    Property..................................................................................................... 4

       ITEM 3.    Legal Proceedings.............................................................................................7

       ITEM 4.    Submission of Matters to a Vote of
                  Security Holders.............................................................................................10
PART II
-------
       ITEM 5.    Market for the Registrant's Common Equity
                  and Related Stockholder Matters..............................................................................11

       ITEM 6.    Selected Financial Data......................................................................................12

       ITEM 7.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................................................................14

       ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk...................................................18

       ITEM 8.    Financial Statements and Supplementary Data..................................................................19

       ITEM 9.    Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.......................................................................38

PART III
--------
       ITEM 10.   Directors and Executive Officers
                  of the Registrant............................................................................................39

       ITEM 11.   Executive Compensation.......................................................................................40

       ITEM 12.   Security Ownership of Certain
                  Beneficial Owners and Management.............................................................................41

       ITEM 13.   Certain Relationships and Related
                  Transactions.................................................................................................41
PART IV
-------
       ITEM 14.   Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K......................................................................................44

                                     PART I

ITEM 1.    BUSINESS

           Organization and Purpose

           Rockefeller Center Properties, Inc. (referred to as "Inc." or the "Predecessor") was incorporated in Delaware on July 17, 1985. Inc. was formed to permit public investment in two convertible participating mortgages totaling $1.3 billion (collectively, the "Mortgage Loan"). On September 19, 1985, Inc. issued 37,510,000 shares of common stock (the "Common Stock") in an initial public offering registered under the Securities Act of 1933, as amended (the "Act"). Simultaneously with the offering of the Common Stock, Inc. issued Current Coupon Convertible Debentures due 2000 and Zero Coupon Convertible Debentures due 2000 (collectively, the "Convertible Debentures"). In December 1993, 750,704 warrants issued in connection with the settlement of litigation were exercised and a like number of shares of Common Stock were issued. In December 1994, Inc. issued $150 million of Floating Rate Notes (the "Floating Rate Notes") due December 31, 2000 to Goldman Sachs Mortgage Company ("GSMC"), and $75 million of 14% Debentures (the "14% Debentures") due December 31, 2007 to Whitehall Street Real Estate Limited Partnership V ("Whitehall"). In conjunction with the issuance of the 14% Debentures, Inc. also issued 4,155,927 Warrants ("Warrants") to acquire newly issued common stock exercisable at $5 per share and 5,394,541 Stock Appreciation Rights ("SARS") convertible into 14% Debentures or, under certain circumstances, Warrants.

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

           RCPI Trust (the "Company") was established in the State of Delaware on March 26, 1996 as a Delaware business trust. The Company was organized pursuant to the Trust Agreement dated July 10, 1996 (the "Trust Agreement") between Inc., a wholly-owned subsidiary of RCPI Holdings, Inc. ("Holdings") and RCPI Investors L.L.C. ("LLC"), each owning a 50% undivided beneficial interest. The primary purpose of the Company is to own, manage and operate the landmarked buildings and public space known as Rockefeller Center (the "Property"), and to be successor in interest to Inc.

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

           Merger Agreement

           Pursuant to an Agreement and Plan of Merger dated November 7, 1995 (as amended, the "Merger Agreement"), entered into between Inc. and a group of investors (the "Investor Group"), the members of which are Exor Group S.A. (and/or various affiliated companies), Prometheus Investors, L.L.C., Rockprop, L.L.C., Coreopsis Corporation, Troutlet Investments Corporation, Gribble Investments (Tortola) BVI, Inc., Weevil Investments (Tortola) BVI, Inc. and WHRC II Real Estate Limited Partnership, RCPI Merger Inc., a wholly-owned subsidiary of Holdings, was merged (the "Merger") with and into the Predecessor. Consequently, the Predecessor became a subsidiary of Holdings, a Delaware corporation controlled by the Investor Group.

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

           In addition, under the Merger Agreement, GSMC, an affiliate of Whitehall, which was a party to the Merger Agreement for this purpose, agreed to make a line of credit available to the Predecessor (the "GSMC Loan") during the period between November 7, 1995 and the earlier of (1) the consummation of the merger contemplated by the Merger Agreement or (2) any termination of the Merger Agreement. The Predecessor had borrowed $63.7 million under the GSMC Loan. The principal balance and accrued interest were repaid in full on July 17, 1996 by the Company.

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

           Repurchases and Repayments of Debt

           Between 1987 and 1992, the Predecessor repurchased and retired 36.4% of the original principal amount of the Current Coupon Convertible Debentures and 38.4% of the face amount of the Zero Coupon Convertible Debentures ("the Zero Coupons"). These repurchases were financed with unsecured short-term nonconvertible borrowings. Subsequently, these borrowings were replaced with Floating Rate Notes and 14% Debentures in December 1994. The remaining Current Coupon Convertible Debentures were redeemed on August 28, 1996, and the principal amount of $213,170,000 plus accrued interest was paid on that date. The remaining Zero Coupon Convertible Debentures accrete to a face value of $586,185,000. A total of $106,296,000 of the outstanding principal plus accrued interest of the Floating Rate Notes was prepaid on July 17, 1996. As of December 31, 1996, an aggregate principal amount of $10 million remained outstanding, which was repaid on May 16, 1997. See also Note 5 to the Financial Statements provided in response to Item 8.

           Competitive Market

           The information and the statements made in this section and elsewhere in this Annual Report are based upon data supplied by the 1999 year end reports from the five largest commercial real estate firms in New York City (the "City") and other publicly available sources.

           The City is the largest office real estate market in the country with over 352.7 million square feet of office space. The Property is located in the heart of Manhattan's Midtown office market. The Midtown market is comprised of 183.9 million square feet, making it the largest segment of commercial office space in Manhattan. The Midtown market is home to several major national and international companies in finance, communications, and advertising. The Midtown market is also home to several national law firms and governmental agencies. More Fortune 500 firms are headquartered in Midtown Manhattan than in Dallas, Boston, San Francisco and Los Angeles combined.

           By the end of the fourth quarter of 1999, the Manhattan office market was experiencing its highest levels of occupancy in more than a decade, with a vacancy rate of 6.1%. The strength of the market was driven by the 12% increase in total leasing with over 250,000 square feet of net absorption since January 1, 1999. The high demand for space was reflected in the 4% increase in the average asking rent in the month of January 2000 to $48.87 per square foot, which is a 6% increase over the previous 12 months.

           The Midtown market is further segmented into six core business districts, including the Sixth Avenue / Rockefeller Center submarket. The Property represents an important division of the Sixth Avenue / Rockefeller Center submarket, which consists of over
           40.5 million square feet of office space in 42 buildings. The Sixth Avenue / Rockefeller Center submarket is bordered on the westside of Fifth Avenue, to the westside of Sixth Avenue and from 57th Street to its southernmost point on the northside of 42nd Street. The availability rate in this submarket fell from 6.8% in December 1998 to 5.7% in December 1999. By the end of 1999, Rockefeller Center's average rent reached $58.25 per square foot, with a 9% vacancy rate.

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

           Also included in the Property is Radio City Music Hall (the "Music Hall"), which is leased to Radio City Productions, LLC ("RCP") through February 28, 2023, with an option to extend for an additional 10 years, at $13 million annually. RCP was a wholly-owned subsidiary of an affiliate of the Previous Owners. RCP is obligated under the lease to pay for the expenses of maintaining the interior of the Music Hall. The Company is responsible for the expenses of exterior maintenance.

           The following table provides summary information regarding the buildings included in the Property.

                                                                                              At December 31, 1999
                                                                              -------------------------------------------------
                                                            Number of               Rentable area                Occupancy
 Building                               Year opened          stories                  (sq.ft.)(1)                percentage
 --------                               -----------          -------                 -------------               ----------
 GE (2)                                    1933                69                              2,265,415                    93%
 NBC Studio (2)                            1933                10                                384,592                   100%
 GE West (2)                               1933                16                                188,814                   100%
 1270 Avenue of the Americas (3)           1932                31                                478,532                    93%
 Associated Press                          1938                15                                469,299                    84%
 International                             1935                39                              1,256,730                    95%
 British Empire                            1933                 7                                128,929                    96%
 La Maison Francaise                       1933                 7                                132,631                    91%
 One Rockefeller Plaza                     1937                34                                569,570                    97%
 Ten Rockefeller Plaza (5)                 1939                16                                333,717                    96%
 Simon & Schuster                          1940
     and addition                                                                                730,610                    99%
 600 Fifth Avenue                          1955                21                                431,314                    99%
 Additional Property (4)                   1952                27                                 35,385                    89%
                                                                                               ---------                  -----
     Subtotal                              ----              ----                              7,405,538
     Less: NBC Space                                                                           1,514,431
         Total                                                                                 ---------
                                                                                               5,891,107                    94%
                                                                                               =========                  =====

           --------------------------
           (1) Measured in accordance with the standards for measurement promulgated by the New York Real Estate Board in 1987. Includes office, retail and storage space. (Includes NBC Space of 1,514,431 square feet.)

           (2) Includes NBC Space in the GE, NBC Studio, and GE West buildings of 941,025, 384,592 and 188,814 square feet, respectively.

           (3) The Music Hall is included as part of this building but excluded from the rentable area and occupancy percentage data.

           (4) Includes the underground concourse and lower plaza and includes the Chez Louis and Citarella restaurant buildings.

           (5)    Includes the Garage and the Christie's, Inc. Auction
                  House as part of the building but excluded from rentable area and occupancy percentage data.

           Rockefeller Center is one of the world's largest privately-owned business and entertainment complexes which employs 639 people. In addition to the buildings described above, the Property contains a wide range of amenities including the Channel Gardens landscaped promenade, the lower plaza used as an ice skating rink during colder weather and otherwise for outdoor dining, a new 300,000 square foot auction facility operated by Christie's, Inc., a 3 story 320-car parking garage and extensive off-street truck delivery areas, an underground retail and pedestrian concourse connecting all buildings and providing access to an on-site subway station, roof gardens and the Music Hall. As of December 31, 1999, retail space within the Property includes approximately 79 shops and 33 restaurants.

           In January 1999, the Company commenced a retail redevelopment project which includes, among other things, the restoration of the Channel Gardens, repaving of Rockefeller Plaza, refurbishment of the common area in the concourse under 30 Rockefeller Plaza and the completion of numerous new retail stores. Such work is scheduled to be finished in 2000.

           The murals and statuary which are an integral part of the Property include over one hundred major works by more than thirty artists, including the renowned sculpture "Prometheus". A private street, Rockefeller Plaza, parallels Fifth Avenue and the Avenue of the Americas and bisects the Property.

           Under the existing zoning regulations, there is allocable to the Property the right to develop up to approximately 2.0 million square feet of floor area in excess of the floor area presently constructed thereon. These excess development rights may be transferred to other properties or, with the approval of the New York City Landmarks Preservation Commission (the "Landmarks Commission"), used to construct additional floor area within the Property. The Company has reserved the right to transfer these rights. See also Note 9 to the Financial Statements provided in response to Item 8.

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

           Property Management

           On July 10, 1996, the Company entered into a management agreement (the "Management Agreement") with Tishman Speyer Properties (the "Agent"), an affiliate of Rockprop, L.L.C., a member of the Investor Group, which expires on July 17, 2000. The Management Agreement will automatically renew for additional one year terms unless either party gives notice of election not to renew. The Agent earns a management fee based on 1.5% of Gross Revenues, as defined. See also Item 13 "Certain Relationships and Related Transactions" and
           Note 8 to the Financial Statements provided in response to Item 8.

           Real Estate Taxes

           The targeted and actual assessed valuation of the Property and the real estate taxes payable by the Property are set forth in the following schedule for the fiscal year periods encompassing the years ended December 31, 1997, 1998, 1999 and 2000 and the period ended June 30, 2001. Increases in actual assessed values are required to be phased-in over a five-year period commencing with the fiscal year for which it is first increased.

                                   ($ in millions)

                                      ACTUAL ASSESSED          REAL ESTATE
          FISCAL YEAR                    VALUATION            TAXES PAYABLE
         JULY 1-JUNE 30                   (1) (2)                (1) (2)
         --------------                   -------                -------
            1996/97                             $326.1            $33.4

            1997/98                             $332.4            $34.2

            1998/99                             $359.8            $34.9

            1999/00                             $366.1            $34.9

            2000/01                             $426.4            $37.6 (3)

           --------------
           (1) Excludes amounts applicable to the Music Hall. Real estate taxes assessed against the Music Hall portions of the Property are not charged to the Property.

           (2)  Excludes amounts applicable to the NBC space.

           (3)  Based on the tax rate for the 1999/2000 fiscal year.

           YEAR 2000 COMPLIANCE

           The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. The concern is that such systems may be unable to accurately process certain date-based information.

           The Company began preparations for the Year 2000 in 1996 and has identified all significant applications that require modification to ensure compliance. Internal and external resources have been and continue to be used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications is complete and the Company has not experienced any significant Year 2000 issues.

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

           The total cost to the Company of these Year 2000 Compliance activities has not been material to its financial position or results of operations in any given year.

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

           On November 15, 1996, Charal Investment Co., Inc. and C.W. Sommer & Co. filed a purported class action complaint in the United States District Court for the District of Delaware against certain former directors and officers of the Predecessor and against certain of the Company's indirect shareholders. Plaintiffs alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder, and Section 14 of the Act and Rule 14a-9 promulgated thereunder by allegedly failing to provide adequate disclosure of the alleged possibility of a sale or lease financing of a portion of the Property to NBC and its parent corporation, GE, prior to the shareholder vote on the Merger. The complaint sought unspecified damages, rescission of the Merger and/or disgorgement. The Company may have indemnity obligations with respect to one or more of the defendants. On December 11, 1996 and December 18, 1996, identical complaints were filed in the federal court in Delaware by additional plaintiffs. On January 13, 1997, all these actions were consolidated under the caption In re Rockefeller Center Properties, Inc. Securities Litigation, Cons. C.A. No 96-543 (RRM) ("In re RCPI"). In March 1997, plaintiffs filed an amended complaint alleging certain other disclosure violations, including alleged inadequate disclosure of Rockefeller Center's transferable development rights. On December 10, 1997, the District Court entered an order dismissing all of the claims except the claims involving the transferable development rights. On March 4, 1998, defendants moved for summary judgment on the remaining claim involving the alleged non-disclosure of the transferable development rights. On July 10, 1998, the Court issued a Memorandum Opinion and Order that, inter alia, denied plaintiffs' motion for reargument of the Court's December 10, 1997 Order Granting Defendants' Motion to Dismiss in Part and granted defendants' motion for summary judgment on plaintiffs' claim involving the alleged non-disclosure of the transferable development rights. On July 22, 1998, pursuant to the Court's Memorandum Opinion and Order dated July 19, 1998, the Clerk of the Court entered Judgment in favor of all defendants against all plaintiffs as to all claims in the amended complaint. On July 17, 1998, plaintiffs filed notices of appeal to the United States Court of Appeals for the Third Circuit from the District Court's dismissal of the case. On July 19, 1999, the Third Circuit entered an opinion and order (i) affirming the District Court's grant of summary judgment on the transferable development rights claims and (ii) vacating and remanding the dismissal of the claims involving the disclosures relating to the transaction with NBC and GE. On August 30, 1999, plaintiffs filed a motion in the District Court for leave to file a second amended complaint. On October 29, 1999, defendants renewed their motion in the District Court to dismiss the claims that the Third Circuit remanded (involving the disclosures relating to the transaction with NBC and GE) and opposed plaintiffs' motion for leave to file a second amended complaint. The motions are pending.

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

           In June 1998, Samuel and Laurel Beizer and several of the named plaintiffs in In re RCPI filed another purported class action complaint and shortly thereafter an amended complaint in the Court of Chancery of the State of Delaware in and for New Castle County (the "Chancery Court action"), making largely the same allegations as in In re RCPI, but asserting them as state law claims, rather than federal securities law claims. The action is entitled Beizer et al. v. Linneman et al., C.A. No. 16413. As in In re RCPI, the defendants in Chancery Court action include several former officers and directors of the Predecessor as to one or more of whom the Company may have indemnity obligations. Also, as in In re RCPI, plaintiffs seek unspecified damages, rescission of the Merger, and/or disgorgement. By agreement of Counsel, this matter has been stayed indefinitely.

           During 1998 and 1999, the Company resolved certain legal claims with no material adverse impact on the 1998 and 1999 results of operations. The Company is also a defendant in other litigation and in some instances the amounts sought include substantial claims. Although the outcome of claims, litigation and disputes cannot be predicted with certainty, in the opinion of management based on facts known at this time, the resolution of such matters is not anticipated to have a material adverse effect on the financial position or results of operations of the Company. As these matters continue to proceed through the process to ultimate resolution, it is reasonably possible that the Company's estimation of the effect of such matters could change within the next year.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

                                    PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           There is no established public trading market for the Company's Trust Ownership Interests. There are two (2) record holders of such interests as of March 30, 2000.

           On July 10, 1996, pursuant to the Merger Agreement, Holdings and RCPI Investors L.L.C. each received a 50% undivided beneficial interest in the Company for $172 million each. This sale of securities was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof due to the fact that there were only two offerees. See also Item 1, "Business".

           The Indenture governing the Convertible Debentures limits cash distributions to the Owners, as defined, to the amount of cumulative Distributable Cash, as defined. The Indenture defines Distributable Cash as cash receipts from operations less operating expenses and interest. The amount of Distributable Cash, net of dividends paid, at December 31, 1999, 1998 and 1997 was computed as follows ($ in thousands):

                                                                                     1999            1998              1997
                                                                                 ------------    -----------       ----------
             Cash flow provided by operations (i)                                    $ 85,624      $  49,069       $   43,912
             Distributions                                                                  -              -          (44,128)
                                                                                  -----------    -----------       -----------
             Increase (decrease) in cumulative Distributable Cash                      85,624         49,069             (216)

                 Balance, beginning of year                                           111,643         62,574           62,790
                                                                                  -----------    -----------       ----------
                 Balance, end of year                                                $197,267       $111,643        $  62,574
                                                                                  ===========    ===========       ==========



          (i)    See statements of cash flows.  See Item 8.

          The NationsBank credit facilities further restrict equity distributions during the term of the respective loan agreements.

ITEM 6.   SELECTED FINANCIAL DATA.


                                   RCPI TRUST
                         SELECTED FINANCIAL INFORMATION
                                ($ IN THOUSANDS)


Statement of Operations Data                                                               December 31,
(for the years and the period ended):                          1999                  1998              1997             1996
                                                        -------------------   ----------------   --------------   ---------------
  Total revenues                                         $       264,901       $     208,064      $   189,182      $   88,488

  Operating expenses                                             113,435             109,327          111,808          62,575
  Interest expense                                                74,333              66,748           58,832          30,508
  Depreciation and amortization                                   31,866              24,361           19,762           7,047
                                                         -----------------     --------------     --------------   -----------

  Net income (loss)                                      $        45,267       $       7,628      $    (1,220)     $  (11,642)
                                                         =================     ==============     ==============   ===========

                                                                                       As of December 31,
Balance Sheet Data:                                             1999                  1998              1997             1996
                                                         -------------------   ----------------   --------------   ---------------
  Real estate, net                                       $       856,380       $     814,132      $   785,829      $  766,627
  Total assets                                                 1,087,371             969,750          887,646         839,672
  Debt                                                           711,094             638,879          563,199         473,310
  Debt due after one year                                         75,000             613,879          563,199         463,310
  Total liabilities                                              747,348             674,994          600,518         507,206
  Owners' equity                                                 340,023             294,756          287,128         332,466

                                                                             For the year ended December 31,
Other Financial Data:                                           1999                  1998              1997             1996
                                                         -------------------   ----------------   --------------   ---------------
  Net cash provided by (used in) operating activities    $        85,624       $      49,069      $    43,912      $   (6,997)
  Net cash (used in) provided by investing activities            (84,144)            (70,316)         (42,225)        419,852
  Net cash provided by (used in) financing activities             13,217              25,000           (2,935)       (384,090)
  Repurchase of Convertible Debentures (3)                            -                    -                -       (213,170)



(1) Included in net cash provided by investing activities for the period ended December 31, 1996 is $440,000 of proceeds received from the sale of the NBC space.

(2) Net cash (used in) financing activities for the period ended December 31, 1996 includes cash expended to retire the Current Coupons, GSMC Loan, and a significant portion of the Floating Rate Notes.

(3) As of December 31, 1999, the aggregate face value of the Convertible Debentures repurchased since 1987 was $710,605.

                      ROCKEFELLER CENTER PROPERTIES, INC.
                                 (PREDECESSOR)
                         SELECTED FINANCIAL INFORMATION
                    ($ in thousands, except per share data)



                                                                January 1
Statements of Operations Data                                 Through July 9,                   December 31,
-----------------------------                                      1996                             1995
(for the year and the period ended):                        ------------------               ------------------
  Revenues                                                  $             38                  $         21,470
                                                            ------------------               ------------------
  Interest expense                                                    46,984                            85,563
  General and administrative                                           4,774                            11,267
  Amortization of financing costs                                     12,421                             9,258
  Stock appreciation rights liability                                  2,041                            10,795
  Effects of the execution and delivery
    of the Merger Agreement                                           (8,232)                           99,163
  Expenses related to the March 25, 1996
    special meeting of the stockholders                                  422                               553
                                                            ------------------               ------------------

                                                                      58,410                           216,599
                                                            ------------------               ------------------

  Net loss                                                  $        (58,372)                 $       (195,129)
                                                            ==================               ==================

  Weighted average shares outstanding                                 38,261                            38,261
                                                            ==================               ==================

  Net loss per share                                        $          (1.53)                 $         (5.10)
                                                            ==================               ==================

                                   RCPI TRUST

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements made in this Annual Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail or commercial space or retail goods, availability of financing; adverse changes in the real estate market including, among other things, competition with other companies, properties and technology; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

        The discussion below relates to the financial condition and results of operations of the Company for the years ended December 31, 1999, 1998 and 1997.

        LIQUIDITY AND CAPITAL RESOURCES - RCPI TRUST

        Land and Buildings

        As discussed above, on July 17, 1996, the Property was transferred to the Company and the related Mortgage Loan was canceled. Concurrently, the Previous Owners sold certain interests in the NBC Space to GE, NBC, and their affiliates for $440 million. The NBC Space, measured in accordance with the standards promulgated by the New York Real Estate Board in 1987, accounted for approximately 1,514,000 square feet, or 20.5% of the total area of the Property. At December 31, 1999, the Property, exclusive of the NBC Space, was approximately 94% occupied. Occupancy rates for the Property at various dates are presented in the following table.

          September 30, 1999            93.2%                                    December 31, 1998             93.0%
          June 30, 1999                 92.5%                                    September 30, 1998            89.6%
          March 31, 1999                92.4%                                    June 30, 1998                 88.1%

         The following table shows selected lease expirations and vacancy of the Property as of December 31, 1999. Square feet, as presented below and discussed above, is measured based on standards promulgated by the New York Real Estate Board in 1987. Lease turnover could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal and rental income will be affected significantly by market conditions at the time and by the terms at which the Company can then lease space.

                                    RCPI TRUST

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

                                                         Square Feet                               Percent
         Year                                              Expiring                                Expiring
         ----                                              --------                                --------
         2000                                                484,366                                  8.22%
         2001                                                147,938                                  2.51%
         2002                                                233,134                                  3.96%
         2003                                                176,677                                  3.00%
         2004                                                531,954                                  9.03%
         2005                                                414,302                                  7.03%
         Thereafter                                        3,902,736                                 66.25%
                                                          ----------                                -------

         Total                                             5,891,107                                 100.0%
                                                          ==========                                =======


        Debt

        The Zero Coupons, due December 31, 2000, accrete to a face value of approximately $586.2 million at an effective annual interest rate of 12.10%. Concurrent with the Merger, the carrying value of such Debentures was adjusted to reflect the fair market value as of the Effective Date. As a result, the effective annual interest rate was adjusted from 10.23% to 12.10%. At December 31, 1999, the carrying value of the Debentures, net of unamortized discount, was approximately $519.7 million.

        The Floating Rate Notes were repaid in full on May 16, 1997 and bore interest at the London Interbank Offered Rate ("LIBOR") plus 4%. Interest was paid quarterly on March 1, June 1, September 1, and December 1. On July 17, 1996, outstanding principal in the amount of $106.3 million plus accrued interest of $1.2 million was prepaid.

        The 14% Debentures have a principal balance of $75 million and mature on December 31, 2007. On the Effective Date, the carrying value of the 14% Debentures was adjusted to reflect their estimated fair value at that date, resulting in a premium. Interest expense is net of the amortization of this premium. Interest payments are made semi-annually on July 31 and January 31. As of December 31, 1999, the carrying value of the Debentures was $96.4 million.

        The Company entered into a credit agreement as of May 16, 1997, with NationsBank, N.A. ("NationsBank"), pursuant to which the bank agreed to make term loans to the Company in an aggregate principal amount of up to $100 million earning interest at LIBOR plus 1.75%. The maximum amount of the Original NationsBank Loans which may be outstanding at any time reduces quarterly commencing March 31, 1998 through the May 16, 2000 maturity date. As of December 31, 1998, outstanding balance on the Original NationsBank Loans was $80 million. On each of March 30, 1999, June 30, 1999, September 30, 1999 and December 31, 1999, the
        Company repaid $6.25 million, bringing the outstanding balance of the Original NationsBank Loans to $55 million as of December 31, 1999.

        The Company entered into a second credit agreement as of April 12, 1999 with NationsBank, pursuant to which the bank agreed to make term loans to the Company in an aggregate principal amount of up to $47 million earning interest at LIBOR plus 2.5%. The maximum amount of the New NationsBank Loans which may be

                                   RCPI TRUST

        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

        outstanding at any time reduces quarterly commencing December 31, 1999 through the May 16, 2000 maturity date. As of December 31, 1999 the outstanding balance on the New NationsBank Loans was $40 million.

        Cash Flow

        Cash flows from operating activities increased in 1997, 1998 and 1999, primarily due to an increase in rental revenues caused by higher occupancy and increased rents, while operating expenses increased at a slower rate.

        During 1997, positive cash flow from operating activities was used to fund capital needs for new building improvements, tenant improvements and leasing commissions of approximately $42 million. In addition, $44 million was distributed to the Investors. During 1998, the Company spent approximately $70 million on similar capital projects which was funded by cash flows from operating activities and net additional draws on the NationsBank facility of $25 million.

        During 1999, the Company received cash flows of approximately $86 million from operations of the Property. The Company used part of this cash flow from operations and draws on the New NationsBank Credit Agreement totaling $40 million to fund tenant improvements, building improvements and other leasing costs totaling approximately $84 million. The Company also made a $6.25 million amortization payment on the Original NationsBank Loans on each of March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999 from its cash flow from operations.

        On December 31, 2000, all Zero Coupons will either be converted into the right to receive a cash payment of $368.48 for each $1,000 principal amount of Zero Coupon or exchanged for floating rate notes. Any holder of Zero Coupons that does not elect either of these two options will be deemed to have elected to exchange such holder's Zero Coupons for floating rate notes. After exchange, the floating rate notes would mature on December 31, 2007. As a result of the foregoing, no holder of a Zero Coupon will be entitled to receive a cash payment in respect of the principal of such Zero Coupon on December 31, 2000. See also Note 5 in the Financial Statements provided in response to
        Item 8.

        The indenture governing the Zero Coupons limits cash distributions to the Owners, as defined, to the amount of cumulative Distributable Cash, as defined. The NationsBank credit facilities further restrict equity distributions during the term of the respective loan agreements. See also Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters".

        The Company believes that its current cash balance and future cash flows from operations will be sufficient to fund its capital and remaining debt service requirements for the foreseeable future. Deficiencies, if any, will be covered by additional financing or equity contributions.

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

                                   RCPI TRUST

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

  RESULTS OF OPERATIONS - RCPI TRUST

                                                                                                  ($ in thousands)
                                                                                               Year ended December 31,

                                                                                         1999               1998             1997
                                                                                     ------------       ------------     -----------
  Total Revenues:
     Rent and other tenant charges                                                      $263,201           $205,920        $187,630
     Interest income                                                                       1,700              2,144           1,552
                                                                                      ----------         ----------      ----------
                                                                                         264,901            208,064         189,182
  Operating Expenses:
     Real estate taxes                                                                    34,957             34,265          33,591
     Utilities                                                                            14,201             13,845          14,601
     Maintenance, engineering, and other operating expenses                               56,155             51,866          51,025
     Management and accounting fees                                                        4,226              3,599           3,415
     General and administrative                                                            3,896              5,752           9,176
     Depreciation and amortization                                                        31,866             24,361          19,762
     Interest expense                                                                     74,333             66,748          58,832
                                                                                       ---------          ---------       ---------
                                                                                         219,634            200,436         190,402

  Net income (loss)                                                                     $ 45,267          $   7,628       ($  1,220)
                                                                                        ========          =========       =========

  Rent and other tenant charges increased by $57.3 million and $18.3 million for the years ended December 31, 1999 and 1998, respectively, as compared to the prior year due primarily to increased fixed rent related to new leases. Additionally, the Company signed several new retail leases which had lease and rent commencement dates after 1998 and the occupancy level increased to 94% as of December 31, 1999, as compared to 93% and 87% as of December 31, 1998 and 1997, respectively.

  Interest income decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to a lower average cash balance during the year ended December 31, 1999 as compared to the year ended December 31, 1998.

  Interest expense has increased by approximately $7.6 million for the year ended December 31, 1999, as compared to the year ended December 31, 1998, primarily due to the increase in the outstanding debt balance. Total outstanding debt as of December 31, 1999 was approximately $711.1 million, as compared to approximately $638.9 million as of December 31, 1998. The increase is due primarily to accretion of the Zero Coupons and additional draws under the NationsBank credit facilities which have increased by $15 million, net of repayments, since December 31, 1998.

  The increase in depreciation and amortization expense of approximately $7.5 million for the year ended December 31, 1999, as compared to the year ended December 31, 1998, was primarily due to additional capital projects at the Property being placed into service since December 31, 1998 and due to additional tenant improvements and leasing commissions expended as a result of increased leasing activity. Additionally, the increase in amortization expense was due to the adoption of the provisions of SOP 98-5 "Reporting on the Costs of Start-Up Activities" effective January 1, 1999. This required the write-off of the Company's remaining organizational costs of approximately $1.34 million.

     The increase in interest income of $592,000 from 1997 to 1998 was due primarily to a larger average cash balance on hand during 1998 as compared to 1997.

     The decrease in general and administrative expenses from 1997 to 1998 is primarily due to the fact that during 1997, the Company recorded non-recurring charges for abandoned projects and a legal settlement. The overall decrease was partially offset by increased general and administrative expenses related to the implementation of a new retail redevelopment plan in 1998.

     The increase in depreciation and amortization of approximately $4.6 million from 1997 to 1998 is primarily due to increased capital expenditures at the Property and increased tenant improvements because of office and retail leasing activity.

     Interest expense increased from 1997 to 1998 due to higher debt balances due to additional draws on the NationsBank loans.

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has no material exposure to market risk sensitive instruments other than the NationsBank Loans. The market risk associated with this floating rate loan is minimized by an interest rate protection agreement which caps out the floating rate on the Original NationsBank loans at 7.69% during the first two years of the initial term and 8.69% thereafter, including the extension period, and on the New NationsBank loans at 7.85% through the extension period. The Company enters into derivative instruments only to hedge its exposure to changes in interest rates on some of its outstanding indebtedness, not for speculative or trading purposes, and does not enter into leveraged derivatives. See Note 5 to the Financial Statements provided in response to Item 8 for information about the Company's interest rate protection agreement.

  ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE



  I.  Financial Statements and Report of Independent Public Accountants




                                                                                                                         PAGE NO.
          1.   Report of Independent Public Accountants                                                                  --------
               a.   Arthur Andersen LLP........................................................................................20

          2.   RCPI Trust
               a.   Balance Sheets as of December 31, 1999 and 1998............................................................21
               b.   Statements of Operations for the years ended December 31, 1999,
                    1998 and 1997..............................................................................................22
               c.   Statements of Changes in Owners' Equity for the years ended
                    December 31, 1999, 1998 and 1997...........................................................................23
               d.   Statements of Cash Flows for the years ended December 31, 1999,
                    1998 and 1997..............................................................................................24

          3.   Notes to Financial Statements...................................................................................25


  II. Financial Statement Schedule

      Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999 ............................................36

      All other schedules in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  To the Board of Trustees of RCPI Trust:

  We have audited the accompanying balance sheets of RCPI Trust (a Delaware business trust) as of December 31, 1999 and 1998 and the related statements of operations, changes in owners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements, and the schedule referred to below, are the responsibility of RCPI Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RCPI Trust as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

  ARTHUR ANDERSEN LLP



  New York, New York
  February 1, 2000

                                   RCPI TRUST
                          (a Delaware business trust)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                                ($ in thousands)


ASSETS                                                                              1999                     1998
------                                                                         ----------------         ----------------
Real estate:
       Land                                                                    $       158,149          $       158,149
       Buildings and improvements                                                      651,154                  626,764
       Buildings and improvements - construction in progress                            25,212                    8,826
       Tenant improvements                                                              69,388                   51,126
       Tenant improvements - construction in progress                                   11,802                    6,960
       Furniture, fixtures and equipment                                                 8,187                    6,618
                                                                               ----------------         ----------------
                                                                                       923,892                  858,443
          Less:  Accumulated depreciation and amortization                             (67,512)                 (44,311)
                                                                               ----------------         ----------------
                                                                                       856,380                  814,132

Cash and cash equivalents                                                               45,967                   31,270
Restricted cash                                                                         10,803                   10,120
Accounts receivable                                                                      7,454                    6,680
Prepaid expenses                                                                         1,392                      973
Deferred costs, net of accumulated
  amortization of $10,726 and $5,918, respectively                                      50,524                   40,724
Accrued rent                                                                           114,851                   65,851
                                                                               ----------------         ----------------

       Total Assets                                                            $     1,087,371          $       969,750
                                                                               ================         ================


LIABILITIES AND OWNERS' EQUITY
------------------------------

Liabilities:
Zero coupon convertible debentures, net of unamortized
   discount of $66,484 and $125,433, respectively                              $       519,701         $        460,752
14% debentures, includes premium of $21,393 and $23,127,
   respectively                                                                         96,393                   98,127
NationsBank Loans                                                                       95,000                   80,000
Accrued interest payable                                                                 4,708                    4,738
Accounts payable and accrued expenses                                                   21,312                   21,392
Tenant security deposits payable                                                        10,234                    9,985
                                                                               ----------------        -----------------

       Total Liabilities                                                               747,348                  674,994

Commitments and Contingencies (Note 9)

Owners' Equity                                                                         340,023                  294,756
                                                                                ----------------        -----------------

       Total Liabilities and Owners' Equity                                    $     1,087,371         $        969,750
                                                                               ================        =================



   The accompanying notes are an integral part of these financial statements.

                                   RCPI TRUST
                          (a Delaware business trust)
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                ($ in thousands)




                                                                        1999              1998               1997
                                                                    --------------   ---------------    --------------
Revenues:
       Base rental                                                  $     252,037    $      193,311     $     171,968
       Escalations and percentage rents                                     7,251             7,035             7,926
       Interest and other income                                            5,613             7,718             9,288
                                                                    --------------   ---------------    --------------
             Total Revenues                                               264,901           208,064           189,182
                                                                    --------------   ---------------    --------------
Expenses:
       Interest                                                            74,333            66,748            58,832
       Real estate taxes                                                   34,957            34,265            33,591
       Payroll and benefits                                                22,464            21,077            18,826
       Repairs, maintenance and supplies                                   15,871            15,394            14,066
       Utilities                                                           14,201            13,845            14,601
       Cleaning                                                            14,738            13,288            14,157
       Professional fees                                                    1,671             1,219             2,739
       Insurance                                                            1,131               888             1,237
       Management and accounting fees                                       4,226             3,599             3,415
       General and administration                                           3,896             5,752             3,847
       Litigation settlement                                                    -                 -             2,612
       Write off of abandoned projects                                          -                 -             2,187
       Tenant buyout costs                                                    280                 -               530
       Depreciation and amortization                                       31,866            24,361            19,762
                                                                    --------------   ---------------    --------------
             Total Expenses                                               219,634           200,436           190,402
                                                                    --------------   ---------------    --------------

Net Income (Loss)                                                   $      45,267    $        7,628     $     (1,220)
                                                                    ==============   ===============    ==============

   The accompanying notes are an integral part of these financial statements.
                                       22

                                   RCPI TRUST
                          (a Delaware business trust)
                    STATEMENTS OF CHANGES IN OWNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                ($ in thousands)




                                                                                 Balance
                                                     Percentage                December 31,             1997
                                                      Interest                    1996                Activity
                                                ------------------         ------------------    ------------------
Rockefeller Center Properties, Inc.:
         Capital contributions                           50%                $        172,054       $             -
         Distributions                                                                     -              (22,064)
         Net income (loss)                                                           (5,821)                 (610)
                                                                          -------------------    ------------------
         Total                                                                       166,233              (22,674)
                                                                          -------------------    ------------------

RCPI Investors L.L.C.:
         Capital contributions                           50%                         172,054                    10
         Distributions                                                                     -              (22,064)
         Net income (loss)                                                           (5,821)                 (610)
                                                                          -------------------    ------------------
         Total                                                                       166,233              (22,664)
                                                                          -------------------    ------------------

Total Owners' Equity                                                        $        332,466       $      (45,338)
                                                                          ===================    ==================


                                                          Balance                                    Balance
                                                       December 31,            1998                December 31,
                                                          1997               Activity                 1998
                                                  ------------------    ------------------    ------------------
Rockefeller Center Properties, Inc.:
         Capital contributions                      $       172,054       $             -       $       172,054
         Distributions                                     (22,064)                     -              (22,064)
         Net income (loss)                                  (6,431)                 3,814               (2,617)
                                                  ------------------    ------------------    ------------------
         Total                                              143,559                 3,814               147,373
                                                  ------------------    ------------------    ------------------

RCPI Investors L.L.C.:
         Capital contributions                              172,064                     -               172,064
         Distributions                                     (22,064)                     -              (22,064)
         Net income (loss)                                  (6,431)                 3,814               (2,617)
                                                  ------------------    ------------------    ------------------
         Total                                              143,569                 3,814               147,383
                                                  ------------------    ------------------    ------------------

Total Owners' Equity                                $       287,128       $         7,628       $       294,756
                                                  ==================    ==================    ==================



                                                                         Balance
                                                   1999                December 31,
                                                   Activity                1999
                                             -----------------    ------------------
Rockefeller Center Properties, Inc.:
         Capital contributions                 $            -       $       172,054
         Distributions                                      -              (22,064)
         Net income (loss)                             22,633                20,016
                                             -----------------    ------------------
         Total                                         22,633               170,006
                                             -----------------    ------------------

RCPI Investors L.L.C.:
         Capital contributions                              -               172,064
         Distributions                                      -              (22,064)
         Net income (loss)                             22,634                20,017
                                             -----------------    ------------------
         Total                                         22,634               170,017
                                            -----------------    ------------------

Total Owners' Equity                           $       45,267       $       340,023
                                             =================    ==================


   The accompanying notes are an integral part of these financial statements.
                                       23

                                   RCPI TRUST
                          (a Delaware business trust)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                ($ in thousands)




                                                                                   1999                1998               1997
                                                                               --------------    ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                       $     45,267     $         7,628     $      (1,220)
       Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
             Amortization of original issue discount and premium                     57,215              50,680             44,889
             Depreciation and amortization                                           31,866              24,361             19,762
             (Increase) decrease in restricted cash                                    (683)               (751)               658
             (Increase) decrease in accounts receivable                                (774)              5,266              7,913
             Increase in prepaid expenses                                              (419)               (478)               (17)
             Increase in accrued rent                                               (49,000)            (35,882)           (21,539)
             Increase (decrease) in accounts payable and accrued expenses
                and tenant security deposits payable                                  2,182                 659             (6,452)
             Decrease in accrued interest payable                                       (30)             (2,414)               (82)
                                                                               --------------    ----------------    ---------------
                    Net cash provided by operating activities                        85,624              49,069             43,912
                                                                               --------------    ----------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

       Additions to buildings and improvements                                      (41,712)            (23,879)           (14,141)
       Additions to tenant improvements                                             (26,590)            (22,605)           (16,952)
       Additions to furniture, fixtures and equipment                                (1,571)             (1,445)              (281)
       Additions to deferred costs                                                  (14,271)            (22,387)           (10,851)
                                                                               --------------    ----------------    ---------------
                    Net cash used in investing activities                           (84,144)            (70,316)           (42,225)
                                                                               --------------    ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of NationsBank Loans                                               (25,000)              (5,000)                -
       Proceeds from NationsBank Loans                                               40,000               30,000            55,000
       Payment of floating rate notes                                                     -                   -            (10,000)
       Distributions to Owners                                                            -                   -            (44,128)
       Capital contributions                                                              -                   -                 10
       Payment of deferred financing fees                                            (1,783)                  -             (3,817)
                                                                               --------------    ----------------    ---------------
                    Net cash provided by (used in) financing activities               13,217              25,000            (2,935)
                                                                               --------------    ----------------    ---------------

Increase (decrease) in cash and cash equivalents                                      14,697               3,753            (1,248)
Cash and cash equivalents, beginning of year                                          31,270              27,517            28,765
                                                                               --------------    ----------------    ---------------

Cash and cash equivalents, end of year                                         $      45,967     $        31,270     $      27,517
                                                                               ==============    ================    ===============




   The accompanying notes are an integral part of these financial statements.
                                       24

                                   RCPI TRUST
                          (a Delaware business trust)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1997

1.   ORGANIZATION AND PURPOSE

     RCPI Trust (the "Company") was established in the State of Delaware on March 26, 1996 as a Delaware business trust. The Company was organized pursuant to the Trust Agreement (the "Trust Agreement") dated July 10, 1996 (the "Effective Date") between Rockefeller Center Properties, Inc. ("RCPI") and RCPI Investors L.L.C. ("LLC"), each owning a 50% undivided beneficial interest. RCPI and LLC are controlled by a group of investors (the "Investor Group"), the members of which are Exor Group S.A. (and/or various affiliated companies), Prometheus Investors, L.L.C., Rockprop, L.L.C., Coreopsis Corporation, Troutlet Investments Corporation, Gribble Investments (Tortola) BVI, Inc., Weevil Investments (Tortola) BVI, Inc. and WHRC II Real Estate Limited Partnership.

     The primary purpose of the Company is to own, manage and operate the landmarked buildings and public space known as Rockefeller Center (the "Property").

  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

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

     Tenant improvements are carried at cost and are amortized using the straight-line method over the terms of the respective leases. Furniture, fixtures and equipment are carried at cost and are depreciated using the straight-line method over their expected useful lives of three to ten years.

     The Company reviews the carrying value of the Property for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, given that the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount should be written down to fair value. As of December 31, 1999, there was no impairment in the value of the Property.

     Restricted Cash

     The Company maintains tenant security deposits in a restricted cash account. At December 31, 1999 and 1998, the carrying amount in the restricted cash account for tenant security deposits was approximately $10.1 million and $10.0 million, respectively.

     Deferred Costs

     Deferred costs include costs incurred in the successful negotiation of leases, including brokerage and legal, and are being amortized on a straightline basis over the terms of the respective leases. Deferred costs also include financing costs related to the NationsBank Loans which are amortized on a straightline basis over the terms of the loans (see
     Note 5).

     The Company adopted the provisions of SOP 98-5 "Reporting on the Costs of Startup Activities" effective January 1, 1999. The effect of adopting this statement was a charge of $1.34 million related to the writeoff of the January 1, 1999 unamortized balance of organizational costs and has been included as a component of depreciation and amortization in the accompanying 1999 statement of operations. Prior to adopting SOP 98-5, costs incurred in connection with the formation of the Company were deferred and amortized over a period of five years.

     Revenue Recognition

     Base rental revenue is recognized on a straightline basis over the terms of the respective leases. Differences between base rental revenue and contractual amounts are recorded in the accompanying balance sheets as accrued rent. The impact of the straightline adjustment increased base rental revenues by approximately $49.0 million, $35.9 million and $21.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. Escalations and percentage rents, which are provided for in the leases, are recognized as income when earned and their amounts can be reasonably estimated.

     Statements of Cash Flows

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Interest paid by the Company on its debt obligations was approximately $17.1 million, $18.5 million and $13.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with current period presentation.

     New Accounting Pronouncement

     During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights and obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement is required to be adopted by January 1, 2001. Management has not yet quantified the impact that adoption of this pronouncement will have on the Company's financial statements.

  3. THE PROPERTY


     Rockefeller Center

     The Property consists of twelve landmarked buildings and public space located in midtown Manhattan, New York City. The Company owns the fee interest in the entire Property, except for the NBC Space, as hereinafter defined, and the land underlying a portion of the building located at 600 Fifth Avenue, which is subject to a ground lease. This ground lease provides for an annual rent of $650,000 through the year 2000.
     Thereafter, this lease provides for three renewal periods of 21 years each at annual rents of 6%, 7% and 8%, respectively, of the value of the land (exclusive of improvements and unencumbered by the ground lease) appraised for its highest and best use, determined at the beginning of each such renewal term. The ground rent expense is included in general and administration costs in the accompanying statements of operations.

     At December 31, 1999 and 1998, approximately 5.6 million and 5.5 million square feet, respectively, representing approximately 94% and 93% of total rentable square feet were leased to tenants under operating leases. Of the total rentable square feet, as of December 31, 1999, approximately 31% or 1.8 million square feet is under lease to seven tenants in the financial services, legal or publishing industry. These leases are scheduled to expire in years 2000 through 2014.

     Future Minimum Rentals

     Future minimum rentals to be received under noncancelable tenant leases at December 31, 1999 are as follows ($ in thousands):

                              2000                          $ 229,294
                              2001                            223,792
                              2002                            220,606
                              2003                            217,801
                              2004                            209,044
                              Thereafter                    1,538,576

     Future minimum rentals do not include amounts which may be received for overage rents, which are based on tenant sales, or other reimbursements for certain operating costs.


     The Rockefeller Center Tower Condominium

     On July 17, 1996, the National Broadcasting Company, Inc. ("NBC") purchased 53.75% of the office condominium units (the "NBC Space") within 30 Rockefeller Plaza, 1250 Avenue of the Americas and the Studio Building (collectively known as the "Condominium Buildings"). The Company amended and restated the Declaration of The Rockefeller Center Tower Condominium (the "Condominium") to establish the ownership rights of the office condominium units between NBC and the Company. The purpose of the Condominium is to operate and maintain the Common Elements, as defined in the Operation, Maintenance and Reciprocal Easement Agreement ("REA") and the Unit Owners Agreement ("UOA"). On behalf of the Condominium, the Company is responsible for determining and collecting all costs pursuant to the REA and UOA (collectively the "Shared Costs"). These Shared Costs are calculated based on the specific terms of the REA and UOA and therefore are not necessarily in direct proportion to the respective ownership percentages of the Company and NBC.

     For financial reporting purposes, the Company's portion of Shared Costs is allocated to the respective expense accounts in the accompanying statements of operations based on the REA and UOA. The following represents the summary of Shared Costs for the years ended December 31, 1999, 1998 and 1997:


                    The Rockefeller Center Tower Condominium
                            Summary of Shared Costs
                                ($ in thousands)
                                  (Unaudited)


                                                                             1999           1998          1997
                                                                         ----------      ---------     ---------
                    Payroll and benefits                                    $ 8,314        $ 8,066    $   7,243
                    Repairs, maintenance and supplies                         5,966          5,485        5,838
                    Utilities                                                 6,605          5,929        6,519
                    Cleaning                                                  4,477          3,974        4,427
                    General and administration                                2,499          3,551        4,980
                    Management and accounting fees                            1,858          1,729        1,599
                                                                          ---------       --------     --------
                    Shared Costs, as defined                                $29,719        $28,734      $30,606
                                                                          =========       ========     ========
                    Shared Costs, NBC                                       $11,682        $11,112      $11,176
                    Shared Costs, the Company                                18,037         17,622       19,430
                                                                          ---------       --------     --------
                                                                            $29,719        $28,734      $30,606
                                                                          =========       ========     ========


 4.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     In assessing the fair value of financial instruments at December 31, 1999 and 1998, the Company has used a variety of methods and assumptions which are based on estimates of market conditions and risks existing at that time. In cases where quoted market prices are not available, fair values are based on estimates using present value and other techniques. Such techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Derived fair value estimates cannot be substantiated by comparison to independent markets and may not reflect the values that could be realized in any immediate settlement of the instrument or otherwise. The aggregate fair value amounts may not necessarily represent the underlying value of the Company.

     The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments:

     Cash and Cash Equivalents

     The carrying amounts of cash and cash equivalents approximate their fair value.

     Debt

     The fair values of all debt instruments are estimated using discounted cash flow analysis, based on incremental borrowing rates currently available to the Company for debt with similar terms and maturity.

     As of December 31, 1999 and 1998, the estimated fair values of the Zero Coupon Convertible Debentures were approximately $531.8 million and $482.5 million, respectively, as compared to its carrying amount of approximately $519.7 million and $460.8 million, respectively.

     As of December 31, 1999 and 1998, the carrying values of all other financial instruments approximated their estimated fair values.

  5. DEBT

     Zero Coupon Convertible Debentures

     The Zero Coupon Convertible Debentures ("the Zero Coupons") were issued under an Indenture, dated as of September 15, 1985 (as amended, the "Indenture"), between RCPI and Manufacturers Hanover Trust Company (now the United States Trust Company) as Trustee. As of July 10, 1996, the Company became the successor to RCPI under the amended Indenture. The Zero Coupons were originally convertible into shares of common stock of RCPI on the maturity date (December 31, 2000) and upon the occurrence of certain other events specified in the Indenture. Holders of the Zero Coupons also originally had the right to exchange their Zero Coupons upon maturity for nonconvertible floating rate notes of the Company (the "Floating Rate Notes") in an equal aggregate principal amount.

     On July 10, 1996, the Indenture was amended to provide that instead of being convertible into RCPI common stock as described above, each Zero Coupon is convertible, on the maturity date and upon the other events specified in the Indenture, only into cash in an amount equal to eight dollars ($8.00) for each share of common stock of RCPI into which the Zero Coupon was originally convertible. Under this formula, on the maturity date, each $1,000 principal amount of Zero Coupons is convertible into $368.48 (the "Conversion Amount"). The amendment of the Indenture did not change the right of holders of Zero Coupons to exchange the Zero Coupons upon maturity for Floating Rate Notes as described above.

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

     After the exchange of Zero Coupons for Floating Rate Notes, the Floating Rate Notes will mature on December 31, 2007. The Company will have the right to prepay the Floating Rate Notes at any time, at par. The Floating Rate Notes will bear interest at the three-month London Interbank Offering Rate ("LIBOR") plus either 1/4% or a spread greater than 1% and not greater than 1% that would, in the opinion of a major international investment bank selected by the Company, cause the Floating Rate Notes to trade at par.

     On July 10, 1996, the carrying value of the Zero Coupons was adjusted by the Company to reflect their then fair market value using an imputed interest rate of 12.10%. The face amount of the Zero Coupons is $586.2 million.

     Interest expense recorded by the Company for the Zero Coupons was approximately $58.9 million, $52.3 million and $46.3 million, respectively, for the years ended December 31, 1999, 1998 and 1997.

        14% Debentures

        The 14% Debentures were issued pursuant to a Debenture Purchase Agreement dated as of December 18, 1994 between RCPI and Whitehall Street Real Estate Limited Partnership V ("Whitehall") and amended effective July 10, 1996 to, among other things, name the Company as the successor in interest to RCPI. The unsecured 14% Debentures mature on December 31, 2007 and bear interest at a rate of 14% per annum. On May 16, 1997, the agreement was further amended to change the semi-annual interest payments from each June 2 and December 2 to each July 31 and January 31, respectively.

        Interest expense for the 14% Debentures includes the amortization of a premium adjustment to reflect the carrying amount of the 14% Debentures at their estimated fair value as of the Effective Date. The premium on the 14% Debentures is being amortized on the effective interest method until maturity. The Company's net interest expense and premium amortization was as follows:

        Year Ended                       Net Interest Expense                    Premium Amortization
        -----------                       --------------------                    --------------------
        December 31, 1999                    $8.9 million                              $1.7 million
        December 31, 1998                    $9.1 million                              $1.6 million
        December 31, 1997                    $9.2 million                              $1.4 million

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

        Original NationsBank Credit Facility

        On May 16, 1997, the Company entered into a Credit Agreement (the Original NationsBank Credit Agreement") with NationsBank, N.A. ("NationsBank"), pursuant to which NationsBank agreed to make term loans (the "Original NationsBank Loans") to the Company in an aggregate principal amount of up to $100 million. The maximum amount of the Original NationsBank Loans which may be outstanding at any time reduces quarterly commencing March 31, 1998 through the May 16, 2000 maturity date. As of December 31, 1998, the outstanding balance on the Original NationsBank Loans was $80 million. On each of March 30, 1999, June 30, 1999, September 30, 1999 and December 31, 1999, the Company repaid $6.25 million, bringing the outstanding balance of the Original NationsBank Loans down to $55 million as of December 31, 1999.

        The Company may elect interest periods based on one, two, three, or six month LIBOR rates. Interest accrues at LIBOR plus 1.75% and is payable at the end of each interest period. Subject to the satisfaction of certain conditions precedent, the Company may extend the maturity date of the Original NationsBank Loans to December 31, 2000 and such loans will bear interest based on LIBOR plus 2.125% during such extension period. As of December 31, 1999, interest was accruing at 8.21%.

        Interest expense recorded on the Original NationsBank Loans by the Company was approximately $5.0 million, $5.9 million and $2.6 million, for the years ended December 31, 1999, 1998 and 1997, respectively.

        The Original NationsBank Credit Agreement requires, among other covenants: (i) limitations on indebtedness and hedging obligations,
        (ii) restrictions on payments of distributions, and (iii) required level of minimum and maximum capital expenditures. The Company was in compliance with all financial covenants as of December 31, 1999.

        In connection with the Original NationsBank Loans, the Company purchased an interest rate protection agreement, with a notional amount of $55 million, from Goldman Sachs Capital Markets L.P., an affiliate of Whitehall, capping LIBOR at 7.69% during the first two years of the initial term and at 8.69% thereafter, including the extension period. The cost of purchasing this agreement of $230,000 has been capitalized as part of deferred costs on the accompanying balance sheets.

        As a condition to making the Original NationsBank Loans, the holder of the 14% Debentures and the Company executed an Intercreditor and Subordination Agreement pursuant to which the holder of the 14% Debentures agreed (i) to subordinate payment on the 14% Debentures to the Original NationsBank Loans, (ii) that in certain circumstances interest would accrue but not be paid on the 14% Debentures, and (iii) that NationsBank may take certain actions on behalf of the holder of the 14% Debentures upon the occurrence of certain bankruptcy related events in respect of the Company.

        In addition, certain members of the Investor Group and/or certain of their affiliates entered into a Limited Recourse Agreement dated as of May 16, 1997, in, favor of NationsBank.

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

        In connection with the New NationsBank Credit Agreement, the Company purchased an interest rate protection agreement, with a current notional amount of $42 million, from Goldman Sachs Capital Markets L.P., capping LIBOR at 7.85% through the extension period. The cost of purchasing this agreement of $10,000 has been capitalized as a part of deferred costs on the accompanying balance sheets.

        As a condition to making the New NationsBank Loans, the holder of the 14% Debentures and the Company amended the Intercreditor and Subordination Agreement, executed as part of the Original NationsBank Loans, to include the New NationsBank Loans (the Original NationsBank Loans and the New NationsBank Loans are hereafter collectively referred to as the "NationsBank Loans"). The lntercreditor and Subordination Agreement provides that the holder of the 14% Debentures agrees (i) to subordinate payment on the 14% Debentures to the NationsBank Loans,
        (ii) that in certain circumstances interest would accrue but not be paid on the 14% Debentures, and (iii) that NationsBank may take certain actions on behalf of the holder of the 14% Debentures upon the occurrence of certain bankruptcy related events in respect of the Company.

        In addition, certain members of the Investor Group and/or certain of their affiliates entered into a Limited Recourse Agreement dated as of April 12, 1999, in favor of NationsBank.

        Future Maturity of Debt

        The principal balance of the Company's debts outstanding as of December 31, 1999 matures as follows ($ in thousands):

                          2000                                          $681,185
                          2001                                                 -
                          2002                                                 -
                          2003                                                 -
                          2004                                                 -
                          Thereafter                                      75,000
                                                                        --------

                                                                        $756,185
                                                                        ========


   6.   CONTRIBUTIONS AND DISTRIBUTIONS

        Pursuant to the Stock Subscription and Stockholders Agreement dated July 9, 1996 that organized RCPI, the Limited Liability Company Agreement dated July 9, 1996 that organized LLC (hereinafter, RCPI and LLC will be collectively referred to as the "Owners"), and the Amendment Agreement dated May 1, 1997 among the Owners, the Owners are required to provide additional contributions up to the Maximum Additional Mandatory Contribution, as defined, totaling $82.5 million. The Maximum Additional Mandatory Contribution shall be used to fund unforeseen capital expenditures and similar contingencies reasonably necessary to protect and maintain the value of the Property. As of December 31, 1999, no such additional contributions have been made.

        During the year ended December 31, 1997, the Company made cash distributions to each of its Owners in an aggregate amount of $44,127,504. RCPI and LLC have each received 50%. During the year ended December 31, 1997, LLC contributed an additional $10,000 to the Company, and LLC receives an 8% cumulative preferred return on the $10,000 contribution.

        The Indenture governing the Convertible Debentures limits cash distributions to the Owners to the amount of cumulative Distributable Cash, as defined. The Indenture defines Distributable Cash as cash receipts from operations less operating expenses and interest. The amount of Distributable Cash, net of dividends paid, at December 31, 1999, 1998 and 1997 was computed as follows ($ in thousands):

                                                                        1999            1998            1997
                                                                     ---------       ----------      ---------
        Cash flow provided by operations (i)                         $  85,624        $  49,069      $  43,912
        Distributions                                                        -                -        (44,128)
                                                                     ---------       ----------      ---------
        Increase (decrease) in cumulative Distributable Cash            85,624           49,069           (216)

                Balance, beginning of year                             111,643           62,574         62,790
                                                                     ---------       ----------      ---------
                Balance, end of year                                 $ 197,267       $  111,643      $  62,574
                                                                     =========       ==========      =========

        (i)   See statements of cash flows.

  7.    INCOME TAXES

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

  8.    RELATED PARTY TRANSACTIONS

        On July 10, 1996, the Company entered into a management agreement (the "Management Agreement"), with an affiliate (the "Agent") of Rockprop, L.L.C., which expires on July 17, 2000. The Management Agreement will automatically renew for additional one year terms unless either party gives notice of election not to renew. The Agent earns a management fee based on 1.5% of Gross Revenues, as defined. For the years ended December 31, 1999, 1998 and 1997, the Agent earned approximately $4.0 million, $3.3 million and $3.2 million, respectively. Of total management fees earned by the Agent, the Company incurred $3.1 million, $2.4 million and $2.3 million for the years ended December 31, 1999, 1998 and 1997, respectively, and NBC incurred approximately $943,000, $916,000 and $922,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

        In addition, the Company pays the Agent an accounting fee pursuant to the Management Agreement. The payment is equal to $1,134,000 for the first year to be increased each year by 4% of the sum of $254,000 plus the aggregate amount of the prior year increases. The total accounting fee for each of the years ended December 31, 1999, 1998 and 1997 was approximately $1.2 million.

        The Agent also earns commissions for leasing services provided to the Company. For the years ended December 31, 1999, 1998 and 1997, total leasing commissions paid to the Agent were approximately $4.2 million, $7.7 million and $3.8 million, respectively. As of December 31, 1999, 1998 and 1997, the Company owed approximately $1.4 million, $1.4 million and $1.3 million, respectively, to the Agent for leasing commissions.

        The Agent also earns fees for cleaning and development services. For the years ended December 31, 1999, 1998 and 1997, the Agent earned approximately $196,000, $132,000 and $397,000, respectively, in cleaning fees. For the years ended December 31, 1999, 1998 and 1997, the Company incurred development fees of approximately $570,000, $970,000 and $783,000, respectively, which is included in buildings and improvements-construction in progress.

        The Agent will also earn an incentive fee under certain circumstances. If the Company disposes of its interest in all of the Property, the Company and the Agent will calculate (as provided in the Management Agreement) the internal rate of return received by RCPI and LLC from the date the Company first acquired its interest in the Property to the date of such disposition. If such internal rate of return exceeds fifteen percent, then the Company will pay to the Agent an amount equal to ten percent of all amounts received by RCPI and LLC which result in the internal rate of return exceeding fifteen percent (the "Incentive Fee") unless the Management Agreement is terminated by the Company due to certain defaults by the Agent.

        An affiliate of the Company provides cleaning and painting services for which the Company incurred expenses of approximately $3.6 million, $2.9 million and $1.7 million, during the years ended December 31, 1999, 1998 and 1997, respectively.

        The Company paid an investment banking fee to Goldman, Sachs & Co., an affiliate of Whitehall, of $1 million and $470,000, related to the closing of the Original NationsBank Loans and the New NationsBank Loans, respectively (see Note 5). These fees were capitalized as a component of deferred costs in the accompanying balance sheets.


   9.   COMMITMENTS AND CONTINGENCIES

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

        During 1998 and 1999, the Company resolved certain legal claims with no material adverse impact on the 1998 and 1999 results of operations. The Company is also a defendant in other litigation and in some instances the amounts sought include substantial claims. Although the outcome of claims, litigation and disputes cannot be predicted with certainty, in the opinion of management based on facts known at this time, the resolution of such matters are not anticipated to have a material adverse effect on the financial position or results of operations of the Company. As these matters continue to proceed through the process to ultimate resolution, it is reasonably possible that the Company's estimation of the effect of such matters could change within the next year.

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

10.     INTERIM FINANCIAL INFORMATION (UNAUDITED)

($ in thousands)

-------------------------------------------------------------------------------
1999                       1Q            2Q                  3Q           4Q
-------------------------------------------------------------------------------
Total revenues           $58,996       $60,080           $61,164       $84,661
Net income               $ 6,863       $ 8,793           $ 6,169       $23,442

-------------------------------------------------------------------------------
1998                       1Q            2Q                  3Q           4Q
-------------------------------------------------------------------------------
Total revenues           $50,841       $50,589           $52,163       $54,471
Net income (loss)        $ 4,475       $ 1,522           $ 1,733         ($102)


-------------------------------------------------------------------------------
1997                       1Q            2Q                  3Q           4Q
-------------------------------------------------------------------------------
Total revenues           $47,650       $44,405           $46,181       $50,946
Net income (loss)        $ 2,666         ($953)          ($1,475)      ($1,458)
-------------------------------------------------------------------------------

                                  SCHEDULE III
                                   RCPI TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                ($ in thousands)

               COLUMN A                     COLUMN B                             COLUMN C



                                                                                Initial Cost
                                                                                           Buildings and
           Description                   Encumbrances                Land                  Improvements
---------------------------------   -----------------------   --------------------     ----------------------
GE Building                                                   $            46,715      $             165,626
International Building                                                     29,984                    106,308
One Rockefeller Plaza                                                      12,890                     45,701
600 Fifth Avenue                                                                -                     33,442
Ten Rockefeller Plaza                                                      14,835                     52,598
Simon & Schuster                                                           10,535                     37,351
Associated Press                                                           10,625                     37,669
1270 Avenue of the Americas                                                16,636                     58,981
La Maison Francaise                                                         6,449                     22,864
British Empire Building                                                     6,909                     24,496
Other Property                                                              2,571                      9,116
                                                              --------------------     ----------------------

                                                              $           158,149      $             594,152
                                                              ====================     ======================

               COLUMN A                                   COLUMN D


                                                       Cost Capitalized
                                                Subsequent to Acquisition
                                                                 Buildings and
           Description                      Land                  Improvements
---------------------------------     ------------------     -----------------------
GE Building                           $               -      $               53,233
International Building                                -                      35,342
One Rockefeller Plaza                                 -                      15,037
600 Fifth Avenue                                      -                       8,207
Ten Rockefeller Plaza                                 -                      15,822
Simon & Schuster                                      -                       5,970
Associated Press                                      -                      11,710
1270 Avenue of the Americas                           -                      13,379
La Maison Francaise                                   -                       2,855
British Empire Building                               -                       1,480
Other Property                                        -                         169
                                      ------------------     -----------------------

                                      $               -      $              163,404
                                      ==================     =======================

               COLUMN A                                      COLUMN E


                                                      Gross Amount at Which
                                                     Carried at Close of Year
                                                                       Buildings and
           Description                        Land                     Improvements                       Total
---------------------------------     ----------------------     --------------------------      --------------------
GE Building                           $              46,715      $                 218,859       $           265,574
International Building                               29,984                        141,650                   171,614
One Rockefeller Plaza                                12,890                         60,738                    73,628
600 Fifth Avenue                                          -                         41,649                    41,649
Ten Rockefeller Plaza                                14,835                         68,420                    83,255
Simon & Schuster                                     10,535                         43,321                    53,856
Associated Press                                     10,625                         49,379                    60,004
1270 Avenue of the Americas                          16,636                         72,360                    88,996
La Maison Francaise                                   6,449                         25,719                    32,168
British Empire Building                               6,909                         25,976                    32,885
Other Property                                        2,571                          9,485                    12,056
                                      ----------------------     --------------------------      --------------------

                                      $             158,149      $                 757,556       $           915,705
                                      ======================     ==========================      ====================

               COLUMN A                     COLUMN F                 COLUMN G                COLUMN H




                                          Accumulated                  Date of                  Date
           Description                    Depreciation              Construction              Acquired
---------------------------------    -----------------------     --------------------     -----------------
GE Building                          $               15,363               1933                  1996
International Building                               12,561               1935                  1996
One Rockefeller Plaza                                 6,441               1937                  1996
600 Fifth Avenue                                      3,065               1952                  1996
Ten Rockefeller Plaza                                 5,430               1939                  1996
Simon & Schuster                                      3,884               1940                  1996
Associated Press                                      6,027               1938                  1996
1270 Avenue of the Americas                           6,774               1932                  1996
La Maison Francaise                                   2,295               1933                  1996
British Empire Building                               2,198               1933                  1996
Other Property                                          779             Various                 1996
                                     -----------------------

                                     $               64,817
                                     =======================

               COLUMN A                 COLUMN I (1)            COLUMN I (2)
                                         Life on which
                                         Depreciation             Life on which
                                         is Calculated            Depreciation
                                        (Buildings and            is Calculated
                                           Building                  (Tenant
           Description                   Improvements)            Improvements)
---------------------------------    ----------------------   ----------------------
GE Building                                  40 years             Life of lease
International Building                       40 years             Life of lease
One Rockefeller Plaza                        40 years             Life of lease
600 Fifth Avenue                             40 years             Life of lease
Ten Rockefeller Plaza                        40 years             Life of lease
Simon & Schuster                             40 years             Life of lease
Associated Press                             40 years             Life of lease
1270 Avenue of the Americas                  40 years             Life of lease
La Maison Francaise                          40 years             Life of lease
British Empire Building                      40 years             Life of lease
Other Property                               40 years             Life of lease





                                   RCPI TRUST
              REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
                DECEMBER 31, 1999, 1998 AND 1997
                         ($ in thousands)

The changes in real estate for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                                            1999                         1998                       1997
                                                       ----------------              -------------             ----------------
Real estate balance at beginning
   of year                                             $       693,676               $    647,881              $       611,285

Improvements                                                    63,880                     45,795                       36,596
                                                       ----------------              -------------             ----------------

Balance at close of year                               $       757,556               $    693,676              $       647,881
                                                       ================              =============             ================

The changes in accumulated depreciation, exclusive of amounts relating to furniture, fixtures and equipment for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                                            1999                         1998                       1997
                                                       ----------------              -------------             ----------------
Balance at beginning of year                           $        42,578               $     23,430              $         6,439

Depreciation for year                                           22,239                     19,148                       16,991
                                                       ----------------              -------------             ----------------

Balance at end of year                                 $        64,817               $     42,578              $        23,430
                                                       ================              =============             ================

ITEM 9. CHARGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following information is furnished with respect to the trustees and executive officers of the Company (1).


                                                                                        Company Position
                                        Occupation and Business Experience              Held Continuously           Term
  Name                   Age              During the Last Five Years (2)                      Since                 Expires (3)
  -----                  ---            ----------------------------------              -----------------           --------
  David Rockefeller      84               Chairman of the Board of Trustees;                July, 1996                Indefinite
                                          Chairman of the Board of Rockefeller
                                          Group, Inc. since prior to 1994; retired
                                          since October, 1995.

  Ralph F. Rosenberg     35               Trustee, Vice President, Treasurer and            July, 1996                Indefinite
                                          Assistant Secretary; Partner and Managing
                                          Directors of Goldman, Sachs and Co.,
                                          Since 1998, Vice President of Goldman,
                                          Sachs & Co. since 1994 and an associate of
                                          Goldman, Sachs & Co. since 1990. Also
                                          director of Metropolis REIT and Cadillac
                                          Fairview Corp.

  Mark Tercek            43               Trustee; Vice President of Goldman, Sachs         July, 1996                Indefinite
                                          & Co. since prior to 1994; Managing
                                          Director of Goldman, Sachs & Co.
                                          since November, 1996

  Daniel M. Neidich      50               Trustee; Partner of Goldman, Sachs & Co.          July, 1996                Indefinite
                                          since 1990; Managing Director of Goldman,
                                          Sachs & Co. since November, 1996.

  Barry S. Volpert       40               Trustee; Vice President of Goldman, Sachs         July, 1996                Indefinite
                                          & Co. since prior to 1992; Partner of Goldman,
                                          Sachs & Co. since November, 1994; Managing
                                          Director of Goldman, Sachs & Co. since
                                          November, 1996. Also a director of Elifin S.A.
                                          and IDB Holdings, Inc.

  Gianluigi Gabetti      75               Trustee; Vice Chairman of Istituto Finanziario    July, 1999               Indefinite
                                          Industriale from 1993 to present and Chief
                                          Executive Officer from 1972 to 1993; Vice
                                          Chairman of FIAT S.p.A. from 1993 to 1999
                                          when appointed Director Emeritus; Vice
                                          Chairman of EXOR Group since prior to
                                          1993. Also a director of FIAT USA, Club
                                          Mediterrance S.A., Deutsche Bank S.p.A. and
                                          Riverwood International Corporation.

  Andreas C. Dracopoulos 36               Trustee; financial consultant to Transoceanic     July, 1996               Indefinite
                                          Marine, Inc. since prior to 1994.

  Richard E. Salomon     57               Trustee; President and Managing Director          July, 1996               Indefinite
                                          of Spears, Benzak, Salomon & Farrell (an
                                          investment advisor). Also a director of
                                          Cousins Properties, Inc.

  Jerry I. Speyer        59               President and Chief Executive                     July, 1996               Indefinite
                                          Officer; President and Chief Executive
                                          Officer of Tishman Speyer Properties,
                                          L.P. since prior to 1994.



                                                                                       Company Position
                                        Occupation and Business Experience             Held Continuously            Term
  Name                    Age             During the Last Five Years (2)                   Since                    Expires (3)
  ----                    ---           ----------------------------------             ----------------             -----------
  David Augarten          44              Vice President, Treasurer and Assistant           July, 1996               Indefinite
                                          Secretary; Chief Financial Officer of
                                          Tishman Speyer Properties, L.P.
                                          since prior to 1994.

  Geoffrey P. Wharton     57              Vice President, Assistant Treasurer and           July, 1996               Indefinite
                                          Assistant Secretary; Senior Managing
                                          Director of Tishman Speyer Properties, L.P.
                                          since prior to 1994.

----------------------------------------------

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

----------------------------------------------

         (1) Wilmington Trust Company receives an annual administration fee of $2,500 and certain other immaterial transaction based fees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Security Ownership of Certain Beneficial Owners

          The following table sets forth certain information as of March 30, 2000 concerning the beneficial ownership of the outstanding Trust Ownership Interests by each person known by the Company to own more than 5% of the outstanding Trust Ownership Interests on March 30, 2000.

                                                                                     Percent of Trust
          Name and Address                      Amount and Nature of                Ownership Interest
          of Beneficial Owner                   Beneficial Ownership (1)                Outstanding
          -------------------                   ------------------------             -------------------
          Rockefeller Center Properties, Inc.           1 (2)                         50%
          c/o Tishman Speyer Properties, L.P.
          45 Rockefeller Plaza
          New York, NY 10111


          RCPI Investors L.L.C.                         1 (2)                         50%
          c/o Tishman Speyer Properties, L.P.
          45 Rockefeller Plaza
          New York, NY 10111

-------------------------------------

     (1) This table lists beneficial ownership in accordance with the definitions contained in Rule 13d-3 adopted by the Securities and Exchange Commission under the Securities Act of 1934, as amended. All shares and other equity interests listed are subject to the sole investment and voting power of the named beneficial owner.

     (2) Each of Rockefeller Center Properties, Inc. and RCPI Investors L.L.C. has sole investment and voting power with respect to its interest in the Company.


          Security Ownership of Management

          Except as disclosed in the Predecessor's Proxy Statement for its 1996 Special Meeting of Stockholders, dated February 14, 1996 which is incorporated by reference as a supplemental response to the information required by this item as of March 30, 2000, no person who since July 10, 1996 served as a trustee or executive officer of RCPI Trust has beneficial ownership of any equity interest in the Company, the Predecessor, RCPI Investors L.L.C. or other affiliates of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          On July 10, 1996, the Company entered into a management agreement (the "Management Agreement"), with an affiliate (the "Agent") of Rockprop, L.L.C., which expires on July 17, 2000. The Management Agreement will automatically renew for additional one year terms unless either party gives notice of election not to renew. The Agent earns a management fee based on 1.5% of Gross Revenues, as defined. For the years ended December 31, 1999, 1998 and 1997, the Agent earned approximately $4.0 million, $3.3 million and $3.2 million, respectively. Of total management fees earned by the Agent, the Company incurred $3.1 million, $2.4 million and $3.3 million for the years ended December 31, 1999, 1998 and 1997, respectively and NBC incurred approximately $943,000, $916,000 and $922,000 for the years ended December 31, 1999,
          1998 and 1997, respectively.

  In addition, the Company pays the Agent an accounting fee pursuant to the Management Agreement. The payment is equal to $1,134,000 for the first year to be increased each year by 4% of the sum of $254,000 plus the aggregate amount of the prior year increases. The total accounting fee for each of the years ended December 31, 1999, 1998 and 1997 was approximately $1.2 million.

  The Agent also is entitled to reimbursement for the following reasonable out-of-pocket expenses incurred by the Agent in connection with its performance of its responsibilities under the Management Agreement, including: (i) travel and entertainment expenses (including meals and lodging), (ii) costs of advertising and engaging in promotional activities (including the preparation of brochure's and other marketing materials) and (iii) costs of insurance required to be maintained by the Agent pursuant to the Management Agreement. The Company also reimburses the Agent for compensation paid to employees of the Agent which are listed in the Operating Budget (as defined) as payable by the Company and placement fees and other out-of-pocket expenses incurred in connection with the hiring of employees whose compensation is payable by the Company pursuant to the Operating Budget. If, with the Company's consent or at the Company's direction, the Agent hires any attorneys to negotiate and prepare leases of space at the Property or to perform other work in respect of the Property, the compensation of such attorneys will be paid or reimbursed by the Company.

  The Agent also earns commissions for leasing services provided to the Company. The Agent earns for each office lease the sum of the following, as appropriate: 5% of the Fixed Rent (as defined) for the 1st year of any lease term, 4% for the 2nd year, 3 1/2% for the 3rd through 5th years, 2 1/2% for the 6th through 10th year, 2% for the 11th through 20th year, and 1% for the 21st year and each succeeding year thereafter. This fee is reduced by 50% for renewals. In addition, if the lease is secured by an outside broker, the Agent receives 50% of such broker's commission in lieu of the fee structure set forth above. With respect to retail lease transactions, except as provided in the Letter Agreement between the Company and the Agent, the Agent will receive as full compensation for all commissions and development fees the sum of $2 million, which is paid pro rata as leases are executed. For the years ended December 31, 1999, 1998 and 1997, total leasing commissions paid to the Agent were approximately $4.2 million, $7.7 million and $3.8 million, respectively. As of December 31, 1999, 1998 and 1997, the Company owed approximately $1.4 million, $1.4 million and $1.3 million, respectively, to the Agent for leasing commissions.

  The Agent also earns fees for cleaning and development services. The
  Agent earns 5% of the amount of any wages and other compensation (including benefit obligations but excluding severance obligations) payable any year to employees to furnish cleaning services to the Property, and 4% of the Hard Construction Costs (as defined) of capital improvements (excluding tenant improvements) for the Agent's supervisory and coordinating services. For the years ended December 31, 1999, 1998 and 1997, the Agent earned approximately $196,000, $132,000 and $397,000.
  respectively, in cleaning fees. For the years ended December 31, 1999, 1998 and 1997, the Company incurred development fees of approximately $570,000, $970,000 and $783,000, respectively.

  The Agent will also earn an incentive fee under certain circumstances. If the Company disposes of its interest in all of the Property, the Company and the Agent will calculate (as provided in the Management Agreement) the internal rate of return received by Rockefeller Center Properties, Inc. and LLC from the date the Company first acquired its interest in the Property to the date of such disposition. If such internal rate of return exceeds fifteen percent then the Company will pay to the Agent an amount equal to ten percent of all amounts received by RCPI and LLC which result in the internal rate of return exceeding fifteen percent (the "Incentive Fee") unless the Management Agreement is terminated by the Company due to certain defaults by the Agent.

  The Agent is also indemnified by the Company for certain claims arising under the Management Agreement and the Agent's activities pursuant thereto.

  An affiliate of the Company provides cleaning services for which the Company incurred expenses of approximately $3.6 million, $2.9 million and $1.7 million, during the years ended December 31, 1999, 1998 and 1997, respectively.

  The Company paid an investment banking fee to Goldman, Sachs & Co., an affiliate of Whitehall, of $1 million and $470,000, related to the closing of the Original NationsBank Loans and the New NationsBank Loans, respectively. These fees were capitalized as a component of deferred costs in the Company's accompanying balance sheets.

  As of December 31, 1999, an aggregate of $96.4 million in principal and premium of the Company's 14% Debentures was held by Whitehall. Certain directors and executive officers of the Company are also directors or executive officers of Goldman, Sachs & Co., an affiliate of Whitehall. See Item 10 - "Directors and Executive Officers of the Registrant". The Predecessor's Proxy Statement for its 1996 Special Meeting of Stockholders, dated February 14, 1996 is incorporated by reference as a supplemental response to the information required by this item.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of the report

         1.   Financial Statements and Report of Independent Public Accountants         PAGE NO.
                                                                                        --------
         (1)  Report of Independent Public Accountants
              a.    Arthur Andersen LLP ...........................................       20

         (2)  RCPI Trust
              a.    Balance Sheets as of December 31, 1999 and 1998 ...............       21
              b.    Statements of Operations for the years ended December 31, 1999,
                    1998 and 1997 .................................................       22
              c.    Statements of Changes in Owners' Equity for the years
                    ended December 31, 1999, 1998 and 1997 ........................       23
              d.    Statements of Cash Flows for the years ended December 31, 1999,
                    1998 and 1997 .................................................       24

         (3)  Notes to Financial Statements .......................................       25

            2. Financial Statement Schedule

               Schedule III - Real Estate and Accumulated Depreciation
               at December 31, 1999 ...............................................       36

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

(10.2) Guarantee dated July 17, 1996 by Whitehall Street Real Estate Limited Partnership V, Exor Group S.A., Tishman Speyer Crown Equities, David Rockefeller, Troutlet Investments Corporation, Gribble Investments (Tortola) BVI, Inc. and Weevil Investments (Tortola) BVI, Inc., as guarantors in favor of QSMC, as agent and lender, is incorporated by reference to Exhibit 10.2 to the 1996 10-K.

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

(10.11) Amendment to the May 16, 1997 Credit Agreement, dated as of April 12, 1999, between the Company and NationsBank, N.A. is incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

(10.12) Credit Agreement, dated as of April 12, 1999, between the Company and NationsBank, N.A. is incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

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

                                    Date:    March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    By:  /s/DAVID ROCKEFELLER
                                         -----------------
                                         DAVID ROCKEFELLER
                                         Chairman of the Board of Trustees

                                    Date: March 30, 2000


                                    By:  /s/RALPH F. ROSENBERG
                                         ---------------------
                                         RALPH F. ROSENBERG
                                         Trustee and Vice President

                                    Date: March 30, 2000


                                    By:  /s/MARK TERCEK
                                         ---------------------
                                         MARK TERCEK
                                         Trustee

                                    Date:    March 30, 2000

                                    By:  /s/DANIEL M. NEIDICH
                                         ---------------------
                                         DANIEL M. NEIDICH
                                         Trustee

                                    Date:    March 30, 2000



                                    By:  /s/BARRY S. VOLPERT
                                         -------------------
                                         BARRY S. VOLPERT
                                         Trustee

                                    Date:    March 30, 2000


                                    By:  /s/GIANLUIGI GABETTI
                                         --------------------
                                         GIANLUIGI GABETTI
                                         Trustee

                                    Date:  March 30, 2000


                                    By:  /s/ANDREAS C. DRACOPOULOS
                                         -------------------------
                                         ANDREAS C. DRACOPOULOS
                                         Trustee

                                    Date:  March 30, 2000

                                    By:   /s/RICHARD E. SALOMON
                                          ---------------------
                                          RICHARD E. SALOMON
                                          Trustee

                                    Date: March 30, 2000



                                    By:   /s/JERRY I. SPEYER
                                          ------------------
                                          JERRY I. SPEYER
                                          President
                                          (Principal Executive Officer)

                                    Date: March 30, 2000



                                    By:   /s/DAVID AUGARTEN
                                          -----------------
                                          DAVID AUGARTEN
                                          Vice President
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                                    Date: March 30, 2000

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No proxy material has been sent to more than ten (10) of the Company's security holders and no annual report has been sent to the Company's security holders.