Form 10-Q
period 2000-03-31
RCPI TRUST /DE/
filed 2000-05-09
CIK 773652

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                          Commission file number 1-8971
                                                 ------

                                   RCPI Trust
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          13-7087445
-------------------------------                        ----------------------
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



-----------------------------

                                   RCPI TRUST

INDEX
-----

PART I--FINANCIAL INFORMATION                                                                 PAGE
-----------------------------                                                                 ----

ITEM 1.       FINANCIAL STATEMENTS

The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation have been included.
              RCPI Trust, Balance Sheets as of March 31, 2000 (unaudited) and
              December 31, 1999                                                                 1

              RCPI Trust, Statements of Operations for the quarters ended March
              31, 2000 and 1999 (unaudited)                                                     2

              RCPI Trust, Statements of Cash Flows for the quarters ended March
              31, 2000 and 1999 (unaudited)                                                     3

              Notes to Financial Statements (unaudited)                                         4

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                                             7

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                        9

PART II--OTHER INFORMATION
--------------------------

ITEM 1.       LEGAL PROCEEDINGS                                                                10

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                 11


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

PART I -- FINANCIAL INFORMATION
       ITEM 1.  Financial Statements

                                   RCPI TRUST
                           (a Delaware business trust)
                                 BALANCE SHEETS
                                ($ in thousands)


                                                                          As of
                                                                      March 31, 2000                   As of
                                                                       (Unaudited)               December 31, 1999
                                                                  -----------------------     -------------------------

ASSETS

Real estate:
       Land                                                        $             158,149      $                158,149
       Buildings and improvements                                                651,725                       651,154
       Buildings and improvements - construction in progress                      29,863                        25,212
       Tenant improvements                                                        73,860                        69,388
       Tenant improvements - construction in progress                             11,534                        11,802
       Furniture, fixtures and equipment                                           8,306                         8,187
                                                                  -----------------------     -------------------------
                                                                                 933,437                       923,892
          Less:  Accumulated depreciation and amortization                       (73,747)                      (67,512)
                                                                  -----------------------     -------------------------
                                                                                 859,690                       856,380

Cash and cash equivalents                                                         19,449                        45,967
Restricted cash                                                                   11,639                        10,803
Accounts receivable                                                                9,691                         7,454
Prepaid expenses                                                                   9,767                         1,392
Deferred costs, net of accumulated
  amortization of $12,559 and $10,726, respectively                               56,077                        50,524
Accrued rent                                                                     115,907                       114,851
                                                                  -----------------------     -------------------------

       Total Assets                                                $           1,082,220      $              1,087,371
                                                                  =======================     =========================

LIABILITIES AND OWNERS' EQUITY

Liabilities:
Zero coupon convertible debentures, net of unamortized
   discount of $50,604 and $66,484, respectively                   $             535,581      $                519,701
14% debentures, includes premium of $20,935 and $21,393,
   respectively                                                                   95,935                        96,393
NationsBank loans                                                                 77,000                        95,000
Accrued interest payable                                                           1,997                         4,708
Accounts payable and accrued expenses                                             18,824                        21,312
Tenant security deposits payable                                                  11,061                        10,234
                                                                  -----------------------     -------------------------

       Total Liabilities                                                         740,398                       747,348

Commitments and Contingencies

Owners' Equity                                                                   341,822                       340,023
                                                                  -----------------------     -------------------------

       Total Liabilities and Owners' Equity                        $           1,082,220      $              1,087,371
                                                                  =======================     =========================


                     See notes to the financial statements.

                                   RCPI TRUST
                           (a Delaware business trust)
                            STATEMENTS OF OPERATIONS
                                ($ in thousands)
                                   (UNAUDITED)

                                                                  For the Quarters Ended
                                                       March 31, 2000              March 31, 1999
                                                   -----------------------     -----------------------
Revenues:
    Base rental                                     $              55,772       $              56,103
    Escalations and percentage rents                                2,533                       1,881
    Interest and other income                                       2,053                       1,012
                                                   -----------------------     -----------------------

        Total revenues                                             60,358                      58,996
                                                   -----------------------     -----------------------

Expenses:
    Interest                                                       20,009                      17,626
    Real estate taxes                                               8,766                       8,758
    Payroll and benefits                                            5,978                       5,139
    Repairs, maintenance and supplies                               4,060                       3,124
    Utilities                                                       5,014                       3,738
    Cleaning                                                        3,873                       3,423
    Professional fees                                                 370                         497
    Insurance                                                         443                         222
    Management and accounting fees                                  1,108                         948
    General and administration                                        832                         769
    Depreciation and amortization                                   8,107                       7,889
                                                   -----------------------     -----------------------

        Total expenses                                             58,560                      52,133
                                                   -----------------------     -----------------------

Net income                                          $               1,798       $               6,863
                                                   =======================     =======================




                     See notes to the financial statements.

                                   RCPI TRUST
                           (a Delaware business trust)
                            STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (UNAUDITED)

                                                                                  For the Quarters Ended
                                                                       March 31, 2000              March 31, 1999
                                                                   -----------------------     -----------------------
Cash Flows from Operating Activities:
   Net income                                                       $               1,798       $               6,863
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Amortization of original issue discount and premium                         15,422                      13,665
       Depreciation and amortization                                                8,107                       7,889
       Increase in restricted cash                                                   (836)                       (930)
       (Increase) decrease in accounts receivable                                  (2,237)                      3,530
       Increase in prepaid expenses                                                (8,375)                     (8,734)
       Increase in accrued rent                                                    (1,056)                     (9,900)
       (Decrease) increase in accounts payable, accrued expenses
          and tenant security deposits payable                                     (1,025)                      1,513
       Decrease in accrued interest payable                                        (2,711)                     (2,824)
                                                                   -----------------------     -----------------------
            Net cash provided by operating activities                               9,087                      11,072
                                                                   -----------------------     -----------------------

Cash Flows from Investing Activities:
    Additions to building and improvements                                         (5,894)                     (4,515)
    Additions to tenant improvements                                               (4,778)                     (6,136)
    Additions to furniture, fixtures and equipment                                   (119)                       (191)
    Additions to deferred costs                                                    (6,814)                    (11,321)
                                                                   -----------------------     -----------------------
            Net cash used in investing activities                                 (17,605)                    (22,163)
                                                                   -----------------------     -----------------------


Cash Flows from Financing Activities:
     Repayment of NationsBank loans                                               (18,000)                     (6,250)
                                                                   -----------------------     -----------------------
            Net cash used in financing activities                                 (18,000)                     (6,250)
                                                                   -----------------------     -----------------------

Decrease in cash and cash equivalents                                             (26,518)                    (17,341)
Cash and cash equivalents at beginning of period                                   45,967                      31,270
                                                                   -----------------------     -----------------------
Cash and cash equivalents at end of period                          $              19,449       $              13,929
                                                                   =======================     =======================




                     See notes to the financial statements.

                                   RCPI TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     FINANCIAL STATEMENTS

       The balance sheet as of March 31, 2000 and the statements of operations and cash flows for the quarters ended March 31, 2000 and 1999 are unaudited, but in the opinion of the management of RCPI Trust (the "Company"), reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial condition and results of operations at those dates and for those periods. The results of operations for the interim periods are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

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

       Reclassifications

       Certain prior period amounts have been reclassified to conform with current period presentation.

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

3.     DEBT

       NationsBank Credit Facility

       On May 16, 1997, the Company entered into a credit agreement (the "Original NationsBank Credit Agreement") with NationsBank N.A. ("NationsBank"), pursuant to which NationsBank agreed to make term loans (the "Original NationsBank Loans") to the Company in an aggregate principal amount of up to $100 million. The Company may elect interest periods based on one, two, three or six month LIBOR. Interest accrues at LIBOR plus 1.75%. The maximum amount of the Original NationsBank Loans which may be outstanding at any time reduces quarterly commencing March 31, 1998 through the May 16,

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

       2000 maturity date. Subject to the satisfaction of certain conditions precedent, the Company may extend the maturity date of the Original NationsBank Loans to December 31, 2000 and such loans will bear interest based on LIBOR plus 2.125%. As of December 31, 1999, the outstanding balance on the Original NationsBank Loans was $55 million. On March 31, 2000, the Company repaid $10 million bringing the outstanding balance of the Original NationsBank Loans down to $45 million.

       New NationsBank Credit Facility

       The Company entered into a second credit agreement (the "New NationsBank Credit Agreement") as of April 12, 1999, with NationsBank, pursuant to which NationsBank agreed to make additional term loans (the "New NationsBank Loans") to the Company in an aggregate principal amount of up to $47 million. Similar to the Original NationsBank Credit Agreement, the Company may elect interest periods based on one, two, three, or six month LIBOR. Interest accrues at LIBOR plus 2.50% and is payable at the end of each interest period. The maximum amount of the New NationsBank Loans which may be outstanding at any time reduces quarterly commencing December 31, 1999 through the May 16, 2000 maturity date. Subject to the satisfaction of certain conditions precedent, the Company may extend the maturity date of the New NationsBank Loans to December 31, 2000 and such loans will bear interest based on LIBOR plus 2.50%. As of December 31, 1999, the outstanding balance on the New NationsBank Loans was $40 million. On March 31, 2000, the Company repaid $8 million, bringing the outstanding balance of the New NationsBank Loans down to $32 million.

       In connection with the New NationsBank Credit Agreement, the Company purchased an interest rate protection agreement from Goldman Sachs Capital Markets L.P. ("Goldman Sachs"), an affiliate of a member of the Investor Group (as defined in the December 31, 1999 Form 10-K), capping LIBOR at 7.85%.

       As a condition to making the New NationsBank Loans, the holder of the 14% Debentures and the Company amended the intercreditor and subordination agreement, executed as part of the Original NationsBank Loans (as defined in the December 31, 1999 Form 10-K) to include the New NationsBank Loans (the Original NationsBank Loans and the New NationsBank Loans are hereafter collectively referred to as the "NationsBank Loans"). The intercreditor and subordination agreement provides that the holder of the 14% Debentures agrees (i) to subordinate payment on the 14% Debentures to the NationsBank Loans, (ii) that in certain circumstances interest would accrue but not be paid on the 14% Debentures, and (iii) that NationsBank may take certain actions on behalf of the holder of the 14% Debentures upon the occurrence of certain bankruptcy related events in respect of the Company.

       In addition, certain members of the Investor Group and/or certain of their affiliates entered into a Limited Recourse Agreement dated as of April 12, 1999, in favor of NationsBank.

4.     SUBSEQUENT EVENTS

       On April 13, 2000, the Company exercised its option to extend the maturity date of the NationsBank Loans to December 31, 2000. Pursuant to the Original NationsBank Credit Agreement, the Company is required to make principal payments of $10 million on each of June 30, 2000 and September 30, 2000 and a final principal payment of $25 million on December 31, 2000. Pursuant to the New NationsBank Credit Agreement, the Company is required to make principal payments of $10 million on each of June 30, 2000 and September 30, 2000 and a final principal payment of $12 million on December 31, 2000.

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

       In connection with the extension of the NationsBank Loans, the Company purchased interest rate protection agreements from Goldman Sachs capping LIBOR at 8.0% and 7.5% on the Original NationsBank Credit Agreement and the New NationsBank Credit Agreement, respectively.

                                   RCPI TRUST

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES - RCPI TRUST

       Land and Building

       At March 31, 2000, Rockefeller Center (the "Property"), exclusive of 1.5 million square feet owned directly by the National Broadcasting Company, Inc. and NBC Trust No. 1996A, was approximately 95.1% occupied. Occupancy rates for the Property at various dates are presented in the following table:

          December 31, 1999         94.0%      March 31, 1999            92.4%
          September 30, 1999        93.2%      December 31, 1998         93.0%
          June 30, 1999             92.5%      September 30, 1998        89.6%

       The following table shows selected lease expirations and vacancy of the Property as of March 31, 2000. Area, as presented below and discussed above, is measured based on standards promulgated by the New York Real Estate Board in 1987. Lease turnover could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal and rental income will be affected significantly by market conditions at the time and by the terms at which the Company can then lease space.

                                    Square Feet               Percent
         Year                         Expiring                Expiring
         ----                         --------                --------
         2000                           422,826                  7.2%
         2001                           147,279                  2.5%
         2002                           231,242                  3.9%
         2003                           178,422                  3.0%
         2004                           537,070                  9.1%
         Thereafter                   4,374,268                 74.3%
                                     ----------               -------

         Total                        5,891,107                100.0%
                                     ==========                ======


       Debt

       The Zero Coupon Convertible Debentures (the "Zero Coupons") due December 31, 2000, accrete to a face value of approximately $586.2 million at an effective annual interest rate of 12.10%. At March 31, 2000 and December 31, 1999, the carrying value of the Zero Coupons, net of unamortized discount, was approximately $535.6 million and $519.7 million, respectively.

       The 14% Debentures have a principal balance of $75 million and mature on December 31, 2007. At the time the Property was acquired by the Company, the carrying value of the 14% Debentures was adjusted to reflect their estimated fair value at that date, resulting in a premium. The effective interest rate, which is net of the amortization of this premium, is approximately 9.03%. Interest payments are made semi-annually on July 31 and January 31. As of March 31, 2000 and December 31, 1999, the carrying value of the 14% Debentures was approximately $95.9 million and $96.4 million, respectively.

                                   RCPI TRUST

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       As of March 31, 2000, the Original NationsBank Loans have an aggregate principal balance of $45 million and mature on May 16, 2000. The Company may elect interest periods based on one, two, three or six month LIBOR rates. Interest accrues at LIBOR plus 1.75% and is payable monthly in arrears.

       As of March 31, 2000, the New NationsBank Loans have an aggregate principal balance of $32 million and mature on May 16, 2000. The Company may elect interest periods based upon one, two, three or six month LIBOR rates. Interest accrues at LIBOR plus 2.50% and is payable monthly in arrears.

       Cash Flow

       During the quarter ended March 31, 2000, the Company received cash flows of approximately $9.1 million from operations of the Property. The Company used this cash flow from operations to partially fund tenant improvements, building improvements and other leasing costs. Any remaining tenant or building improvements and leasing costs, which totaled an additional $8.5 million, were funded through the Company's existing working capital. The Company also used its existing working capital to make an $18 million amortization payment on the NationsBank Loans on March 31, 2000.

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

       RESULTS OF OPERATIONS - RCPI TRUST

       Interest expense increased by approximately $2.4 million for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, primarily due to the increase in the outstanding debt balance. Total outstanding debt as of March 31, 2000 was approximately $708.5 million as compared to $646.3 million as of March 31, 1999. The increase is due primarily to accretion of the Zero Coupons and a higher loan balance on the NationsBank credit facilities. The NationsBank Loans were at $95 million for the first quarter of 2000 and were at $80 million for the first quarter of 1999.

       The increase in depreciation and amortization expense of approximately $0.2 million from the first quarter of 1999 to the first quarter of 2000 is primarily due to additional capital expenditures being placed into service at the property between the first quarter of 1999 and the first quarter of 2000. Additionally, amortization expense for the first quarter of 1999 included the adoption of the provisions of SOP 98-5 "Reporting on the Costs of Start-up Activities". This required the write-off of the Company's remaining organizational costs of approximately $1.34 million.

                                   RCPI TRUST

       ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company has no material exposure to market risk sensitive instruments other than the NationsBank Loans. The market risk associated with this floating rate loan is minimized by an interest rate protection agreement which caps out the floating rate on the Original NationsBank Loans at 7.69% during the first two years of the initial term and 8.69% thereafter. The floating rate on the New NationsBank Loans is capped at 7.85% during the entire term by an interest rate protection agreement. In connection with the extension of the NationsBank Loans, the Company purchased additional interest rate protection agreements, capping LIBOR at 8.0% and 7.5% on the Original NationsBank Credit Agreement and the New NationsBank Credit Agreement, respectively, for the extension term. The Company enters into derivative instruments only to hedge its exposure to changes in interest rates on some of its outstanding indebtedness, not for speculative or trading purposes, and does not enter into leveraged derivatives. See Note 5 to the Financial Statements included in the Company's Form 10-K for the year ended December 31, 1999 for information about the Company's interest rate protection agreements.

                                   RCPI TRUST

      PART II - OTHER INFORMATION

      ITEM 1.  Legal Proceedings

      There has been no material change to the status of existing litigation as reported in the Company's Form 10-K for the year ended December 31, 1999.

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

ITEM 6. (a) EXHIBITS

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

                                            RCPI TRUST



   Date:   May 9, 2000                      By:  /s/David Augarten
                                                 -------------------------------
                                                 David Augarten
                                                 Vice President
                                                 (Principal Financial Officer)