Form 10-Q
period 2000-06-30
RCPI TRUST /DE/
filed 2000-08-14
CIK 773652

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

                       c/o Tishman Speyer Properties, L.P.
                   45 Rockefeller Plaza, New York, N.Y. 10011
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

            RCPI Trust, Balance Sheets as of June 30, 2000 (unaudited) and
            December 31, 1999                                                          1

            RCPI Trust, Statements of Operations for the quarters and the
            six months ended June 30, 2000 and 1999 (unaudited)                        2

            RCPI Trust, Statements of Cash Flows for the six months ended
            June 30, 2000 and 1999 (unaudited)                                         3

            Notes to Financial Statements (unaudited)                                  4

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                                      7

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                11


PART II--OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS                                                         12

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                          13


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

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

PART I -- FINANCIAL INFORMATION
    ITEM 1.  Financial Statements

                                   RCPI TRUST
                           (a Delaware business trust)
                                 BALANCE SHEETS
                                ($ in thousands)

                                                                   As of
                                                                June 30, 2000           As of
                                                                 (Unaudited)       December 31, 1999
                                                                 -----------       -----------------
ASSETS

Real estate:
    Land                                                         $   158,149         $   158,149
    Buildings and improvements                                       651,157             651,154
    Buildings and improvements - construction in progress             36,188              25,212
    Tenant improvements                                               77,447              69,388
    Tenant improvements - construction in progress                    13,334              11,802
    Furniture, fixtures and equipment                                  8,661               8,187
                                                                 -----------         -----------
                                                                     944,936             923,892
       Less:  Accumulated depreciation and amortization              (80,070)            (67,512)
                                                                 -----------         -----------
                                                                     864,866             856,380

Cash and cash equivalents                                             40,044              45,967
Restricted cash                                                       10,039              10,803
Accounts receivable                                                    8,986               7,454
Prepaid expenses                                                         764               1,392
Deferred costs, net of accumulated
  amortization of $8,404 and $10,726, respectively                    56,367              50,524
Accrued rent                                                         120,018             114,851
                                                                 -----------         -----------

    Total Assets                                                 $ 1,101,084         $ 1,087,371
                                                                 ===========         ===========

LIABILITIES AND OWNERS' EQUITY

Liabilities:
Zero coupon convertible debentures, net of unamortized
   discount of $34,239 and $66,484, respectively                 $   551,946         $   519,701
14% debentures, includes premium of $20,467 and $21,393,
   respectively                                                       95,467              96,393
NationsBank loans                                                     77,000              95,000
Accrued interest payable                                               4,614               4,708
Accounts payable and accrued expenses                                 14,807              21,312
Tenant security deposits payable                                       9,395              10,234
                                                                 -----------         -----------

    Total Liabilities                                                753,229             747,348

Commitments and Contingencies

Owners' Equity                                                       347,855             340,023
                                                                 -----------         -----------

    Total Liabilities and Owners' Equity                         $ 1,101,084         $ 1,087,371
                                                                 ===========         ===========


                     See notes to the financial statements.

                                   RCPI TRUST
                          (a Delaware business trust)
                            STATEMENTS OF OPERATIONS
                                ($ in thousands)
                                   (UNAUDITED)


                                              For the Quarters Ended         For the Six Months Ended
                                          June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                          -------------   -------------   -------------   -------------
Revenues:
    Base rental                              $ 59,746        $ 57,593        $115,518        $113,696
    Escalations and percentage rents            2,961           1,116           5,494           2,997
    Interest and other income                   1,274           1,371           3,327           2,383
                                             --------        --------        --------        --------

        Total revenues                         63,981          60,080         124,339         119,076
                                             --------        --------        --------        --------

Expenses:
    Interest                                   21,926          18,693          41,935          36,641
    Real estate taxes                           8,128           8,733          16,894          17,491
    Payroll and benefits                        6,092           5,152          12,070          10,291
    Repairs, maintenance and supplies           3,154           3,465           7,214           6,589
    Utilities                                   2,591           2,445           7,604           6,183
    Cleaning                                    3,829           3,434           7,702           6,857
    Professional fees                             652             500           1,022             997
    Insurance                                     337             227             780             449
    Management and accounting fees              1,148             959           2,256           1,907
    General and administration                  3,036           1,061           3,869           1,830
    Depreciation and amortization               7,055           6,618          15,162          14,185
                                             --------        --------        --------        --------

        Total expenses                         57,948          51,287         116,508         103,420
                                             --------        --------        --------        --------

Net income                                   $  6,033        $  8,793        $  7,831        $ 15,656
                                             ========        ========        ========        ========


                     See notes to the financial statements.

                                   RCPI TRUST
                           (a Delaware business trust)
                            STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (UNAUDITED)


                                                                    For the Six Months Ended
                                                                 June 30, 2000     June 30, 1999
                                                                 -------------     -------------
Cash Flows from Operating Activities:
   Net income                                                       $  7,831         $ 15,656
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization of original issue discount and premium               31,319           27,747
    Depreciation and amortization                                     16,689           15,109
    Decrease (increase) in restricted cash                               764             (368)
    (Increase) decrease in accounts receivable                        (1,532)           2,171
    Decrease in prepaid expenses                                         628              345
    Increase in accrued rent                                          (5,167)         (20,437)
    Decrease in accounts payable, accrued expenses
       and tenant security deposits payable                           (4,875)          (3,090)
    Decrease in accrued interest payable                                 (94)            (139)
                                                                    --------         --------
         Net cash provided by operating activities                    45,563           36,994
                                                                    --------         --------

Cash Flows from Investing Activities:
    Additions to building and improvements                           (11,613)         (17,105)
    Additions to tenant improvements                                 (10,680)         (11,428)
    Additions to furniture, fixtures and equipment                      (474)            (289)
    Additions to deferred costs                                      (10,719)          (9,015)
                                                                    --------         --------
         Net cash used in investing activities                       (33,486)         (37,837)
                                                                    --------         --------

Cash Flows from Financing Activities:
    Proceeds from NationsBank loans                                       --           30,000
    Payment of deferred financing fees                                    --           (1,783)
    Repayment of NationsBank loans                                   (18,000)         (12,500)
                                                                    --------         --------
         Net cash (used in) provided by financing activities         (18,000)          15,717
                                                                    --------         --------

(Decrease) increase in cash and cash equivalents                      (5,923)          14,874
Cash and cash equivalents at beginning of period                      45,967           31,270
                                                                    --------         --------
Cash and cash equivalents at end of period                          $ 40,044         $ 46,144
                                                                    ========         ========


                     See notes to the financial statements.

                                   RCPI TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    FINANCIAL STATEMENTS

      The balance sheet as of June 30, 2000 and the statements of operations and cash flows for the quarters ended and for the six months ended June 30, 2000 and 1999 are unaudited, but in the opinion of the management of RCPI Trust (the "Company"), reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial condition and results of operations at those dates and for those periods. The results of operations for the interim periods are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.


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


3.    DEBT

      NationsBank Credit Facility

      On May 16, 1997, the Company entered into a credit agreement (the "Original NationsBank Credit Agreement") with NationsBank N.A. ("NationsBank"), pursuant to which NationsBank agreed to make term loans (the "Original NationsBank Loans") to the Company in an aggregate principal amount of up to $100 million. The Company may elect interest periods based on one, two, three or six month LIBOR. Interest accrued at LIBOR plus 1.75% for the initial term. The maximum amount of the Original NationsBank Loans which may be outstanding at any time reduced quarterly commencing March 31,

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

      1998 through the original May 16, 2000 maturity date. As of December 31, 1999, the outstanding balance on the Original NationsBank Loans was $55 million. On March 31, 2000, the Company repaid $10 million bringing the outstanding balance of the Original NationsBank Loans down to $45 million.

      On April 13, 2000, the Company exercised its option to extend the maturity date of the Original NationsBank Loans to December 31, 2000. Such loans bear interest based on LIBOR plus 2.125% during the extension period. Pursuant to the Original NationsBank Credit Agreement, the Company was required to make principal payments of $10 million on each of June 30, 2000 and September 30, 2000 and a final principal payment of $25 million on December 31, 2000. On June 29, 2000, the Company entered into a waiver agreement with Bank of America, N.A. ("BOA", formerly NationsBank), whereby BOA waived the provision of the Original NationsBank Credit Agreement that required the Company to make principal payments on June 30, 2000 and September 30, 2000. Under this agreement, the Company is now only required to make a principal payment of $45 million on December 31, 2000.

      In connection with the extension of the Original NationsBank Loans, the Company purchased an interest rate protection agreement from Goldman Sachs Capital Markets, L.P. ("Goldman Sachs"), an affiliate of a member of the Investor Group (as defined in the December 31, 1999 Form 10-K), capping LIBOR at 8.0%.

      New NationsBank Credit Facility

      The Company entered into a second credit agreement (the "New NationsBank Credit Agreement") as of April 12, 1999, with NationsBank, pursuant to which NationsBank agreed to make additional term loans (the "New NationsBank Loans") to the Company in an aggregate principal amount of up to $47 million. Similar to the Original NationsBank Credit Agreement, the Company may elect interest periods based on one, two, three, or six month LIBOR. Interest accrued at LIBOR plus 2.50% for the initial term and is payable at the end of each interest period. The maximum amount of the New NationsBank Loans which may be outstanding at any time reduced quarterly commencing December 31, 1999 through the original May 16, 2000 maturity date. As of December 31, 1999, the outstanding balance on the New NationsBank Loans was $40 million. On March 31, 2000, the Company repaid $8 million, bringing the outstanding balance of the New NationsBank Loans down to $32 million.

      As a condition to making the New NationsBank Loans, the holder of the 14% Debentures (as defined in the December 31, 1999 Form 10-K) and the Company amended the intercreditor and subordination agreement, executed as part of the Original NationsBank Loans to include the New NationsBank Loans (the Original NationsBank Loans and the New NationsBank Loans are hereafter collectively referred to as the "NationsBank Loans"). The intercreditor and subordination agreement provides that the holder of the 14% Debentures agrees (i) to subordinate payment on the 14% Debentures to the NationsBank Loans, (ii) that in certain circumstances

                                   RCPI TRUST
                     NOTES TO FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

      interest would accrue but not be paid on the 14% Debentures, and (iii) that NationsBank may take certain actions on behalf of the holder of the 14% Debentures upon the occurrence of certain bankruptcy-related events in respect of the Company.

      In addition, certain members of the Investor Group and/or certain of their affiliates entered into a Limited Recourse Agreement dated as of April 12, 1999, in favor of NationsBank.

      On April 13, 2000, the Company exercised its option to extend the maturity date of the New NationsBank Loans to December 31, 2000. Such loans bear interest based on LIBOR plus 2.5% during the extension period. Pursuant to the New NationsBank Credit Agreement, the Company was required to make principal payments of $10 million on each of June 30, 2000 and September 30, 2000 and a final principal payment of $12 million on December 31, 2000. On June 29, 2000, the Company entered into a waiver agreement with BOA, whereby BOA waived the provision of the New NationsBank Credit Agreement that required the Company to make a principal payment on June 30, 2000. Under this agreement, the Company is now only required to make principal payments of $10 million on September 30, 2000 and a final principal payment of $22 million on December 31, 2000.

      In connection with the extension of the New NationsBank Loans, the Company purchased an interest rate protection agreement from Goldman Sachs capping LIBOR at 7.5%.

                                   RCPI TRUST

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES - RCPI TRUST

Land and Building

At June 30, 2000, Rockefeller Center (the "Property"), exclusive of 1.5 million square feet owned directly by the National Broadcasting Company, Inc. and NBC Trust No. 1996A, was approximately 95.1% occupied. Occupancy rates for the Property at various dates are presented in the following table:

March 31, 2000                95.1%             June 30, 1999          92.5%
December 31, 1999             94.0%             March 31, 1999         92.4%
September 30, 1999            93.2%             December 31, 1998      93.0%

The following table shows selected lease expirations and vacancy of the Property as of June 30, 2000. Area, as presented below and discussed above, is measured based on standards promulgated by the New York Real Estate Board in 1987. Lease turnover could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal and rental income will be affected significantly by market conditions at the time and by the terms at which the Company can then lease space.

                            Square Feet                     Percent
Year                          Expiring                      Expiring
----                          --------                      --------
2000                           365,589                         6.2%
2001                           148,155                         2.5%
2002                           224,544                         3.8%
2003                           170,920                         2.9%
2004                           545,424                         9.3%
Thereafter                   4,436,475                        75.3%
                            ----------                        -----

Total                        5,891,107                       100.0%
                            ==========                       ======

Consideration of Possible Sale or Recapitalization of the Property

On May 22, 2000, the Company announced that it had decided to explore a possible sale or recapitalization of the Property. The Company has retained Goldman, Sachs & Co. to identify and evaluate possible alternatives and potential purchasers. The Company has not made any decision about when such a possible transaction may occur or about whether such a transaction would be a sale, recapitalization or other type of transaction. There is no assurance that the Company will either sell or recapitalize the Property.

Debt

The Zero Coupon Convertible Debentures (the "Zero Coupons") due December 31, 2000, accrete to a face value of approximately $586.2 million at an effective annual interest rate of 12.10%. At June 30, 2000 and December 31, 1999, the carrying value of the Zero Coupons, net of unamortized discount, was approximately $551.9 million and $519.7 million, respectively.

The Zero Coupons were issued under an

                                   RCPI TRUST

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Indenture, dated as of September 15, 1985 (as supplemented, the "Indenture"), between Rockefeller Center Properties, Inc. ("RCPI") and The United States Trust Company of New York (as successor to Manufacturers Hanover Trust Company), as Trustee. As of July 10, 1996, the Company became the successor to RCPI under the Indenture. The Zero Coupons were originally convertible into shares of common stock of RCPI on December 31, 2000 (the "Conversion Date") and upon the occurrence of certain other events specified in the Indenture. Holders of the Zero Coupons also originally had the right to exchange their Zero Coupons on the Conversion Date for nonconvertible floating rate notes of the Company (the "Floating Rate Notes") in an equal aggregate principal amount.

On July 10, 1996, the Indenture was amended to provide that instead of being convertible into RCPI common stock as described above, each Zero Coupon is convertible, on the Conversion Date and upon the other events specified in the Indenture, only into cash in an amount equal to eight dollars ($8.00) for each share of common stock of RCPI into which the Zero Coupon was originally convertible. Under this formula, each $1,000 principal amount of Zero Coupons became convertible on the Conversion Date into $368.48 (the "Conversion Payment"), subject to the holder's giving notice of election to convert his Zero Coupons into cash not more than 180 days nor less than 150 days prior to the Conversion Date. The amendment of the Indenture did not change the right of holders of Zero Coupons to exchange the Zero Coupons upon maturity for Floating Rate Notes as described above. Holders were required under the terms of the Indenture to give notice of their election either to convert their Zero Coupons into cash or to exchange their Zero Coupons for Floating Rate Notes, and to surrender their Zero Coupons for such conversion or exchange, by August 3, 2000.

Under the terms of the Indenture, a holder of a Zero Coupon who failed to timely surrender the Zero Coupon for conversion or exchange will be deemed to have elected to exchange the Zero Coupon for Floating Rate Notes on the Conversion Date. As a result of the foregoing, all Zero Coupons will be exchanged for Floating Rate Notes on the Conversion Date except for Zero Coupons whose holders elected by August 3, 2000 to convert their Zero Coupons into the Conversion Payment.

The Floating Rate Notes to be exchanged for the Zero Coupons will mature on December 31, 2007. The Company will have the right to prepay the Floating Rate Notes at any time, at par. The Floating Rate Notes will bear interest at the three-month LIBOR plus a spread of 1.00%.

The 14% Debentures have a principal balance of $75 million and mature on December 31, 2007. At the time the Property was acquired by the Company, the carrying value of the 14% Debentures was adjusted to reflect their estimated fair value at that date, resulting in a premium. The effective interest rate, which is net of the amortization of this premium, is approximately 9.03%. Interest payments are made semi-annually on July 31 and January 31. As of June 30, 2000 and December 31, 1999, the carrying value of the 14% Debentures was approximately $95.5 million and $96.4 million, respectively.

As of June 30, 2000, the Original NationsBank Loans have an aggregate principal balance of $45 million and mature on December 31, 2000. The Company may elect interest periods based on one, two, three or six month LIBOR. Interest accrues at LIBOR plus 2.125% and is payable monthly in arrears.

As of June 30, 2000, the New NationsBank Loans have an aggregate principal balance of $32 million and mature on December 31, 2000. The Company may elect interest periods based upon one, two, three or six month LIBOR. Interest accrues at LIBOR plus 2.50% and is payable monthly in arrears.

                                   RCPI TRUST

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flow

During the six months ended June 30, 2000, the Company received cash flows of approximately $45.6 million from operations of the Property. The Company used this cash flow from operations to fund tenant improvements, building improvements and other leasing costs totaling approximately $33.5 million. The Company also used a portion of its existing working capital to make an $18 million principal payment on the NationsBank Loans on March 31, 2000.

The Company believes that its current cash balance and future cash flows from operations will be sufficient to fund its capital and debt service requirements for the foreseeable future. Deficiencies, if any, are expected to be covered by additional financing or equity contributions.

Inflation

Inflation and changing prices during the current period did not significantly affect the markets in which the Company conducts its business. In view of the moderate rate of inflation, its impact on the Company's business has not been significant.


RESULTS OF OPERATIONS - RCPI TRUST

Base rent for the six months ended June 30, 2000 increased approximately $1.8 million from the six months ended June 30, 1999 and is due mainly to higher rental rates on new leases, which did not exist in the prior year. Additionally, the Company signed several new retail leases which had lease and rent commencement dates after the first six months of 1999, and the occupancy level for the Property increased to 95.1%, as compared to 92.5% as of June 30, 1999.

Interest expense increased by approximately $3.2 million and $5.3 million for the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, primarily due to the increase in the outstanding debt balance. Total outstanding debt as of June 30, 2000 was approximately $724.4 million as compared to $684.1 million as of June 30, 1999. The increase is due primarily to accretion of the Zero Coupons.

Utilities expense for the six months ended June 30, 2000 increased by approximately $1.4 million as compared to the six months ended June 30, 2000, primarily due to an increase in fuel adjustments.

General and administrative costs have increased for both the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, by approximately $2.0 million. The increase is primarily due to a one-time negotiated retail consulting fee.

The increase in payroll and benefits of approximately $0.9 million and $1.8 million during the quarter and six months ended June 30, 2000, respectively, as compared to the quarter and six months ended June 30, 1999, is a result of increased security and mechanical services.

The increase in depreciation and amortization expense of approximately $1.0 million from the first six months of 1999 to the first six months of 2000 is primarily due to additional capital expenditures being

                                   RCPI TRUST

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

placed into service at the Property between the first six months of 1999 and the first six months of 2000. Additionally, amortization expense for the first six months of 1999 included the adoption of the provisions of SOP 98-5 "Reporting on the Costs of Start-up Activities". This required the write-off of the Company's remaining organizational costs of approximately $1.34 million.

                                   RCPI TRUST

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company has no material exposure to market risk sensitive instruments other than the NationsBank Loans. The market risk associated with this floating rate loan is minimized by an interest rate protection agreement which capped the floating rate on the Original NationsBank Loans at 7.69% during the first two years of the initial term and 8.69% thereafter. The floating rate on the New NationsBank Loans was capped at 7.85% during the entire term by an interest rate protection agreement. In connection with the extension of the NationsBank Loans, the Company purchased additional interest rate protection agreements, capping LIBOR at 8.0% and 7.5% on the Original NationsBank Credit Agreement and the New NationsBank Credit Agreement, respectively, for the extension term. The Company enters into derivative instruments only to hedge its exposure to changes in interest rates on some of its outstanding indebtedness, not for speculative or trading purposes, and does not enter into leveraged derivatives. See Note 5 to the Financial Statements included in the Company's Form 10-K for the year ended December 31, 1999 for additional information about the Company's interest rate protection agreements.

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

         (4.2) Indenture dated as of September 15, 1985 between the Predecessor and Manufacturers Hanover Trust Company, as Trustee, including the forms of Current Coupon Convertible Debenture, Zero Coupon Convertible Debenture and Floating Rate Note, is incorporated by reference to Exhibit 4 to Rockefeller Center Properties, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1985.

         (4.3) First Supplemental Indenture dated as of December 15, 1985 between the Predecessor and the Trustee, is incorporated by reference to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1985.

         (4.4) Second Supplemental Indenture dated as of July 10, 1996 between the Company and the United States Trust Company of New York, as Trustee, is incorporated by reference to Exhibit 4.4 to the 1996 10-K.

         (4.5) Instrument of Resignation, Appointment and Acceptance dated as of December 1, 1993 among the Predecessor, Chemical Bank, successor by merger to Manufacturers Hanover Trust Company, and United States Trust Company of New York is incorporated by reference to Exhibit 4.21 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1993.

         (10.1) Amended and Restated Loan Agreement dated as of July 17, 1996 among the Company, the lenders parties thereto and Goldman Sachs Mortgage Company, as agent, is incorporated by reference to Exhibit 10.1 to the 1996 10-K.

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



                                           RCPI TRUST




Date:   August 14, 2000                    By: /s/ David Augarten
                                               ----------------------------
                                               David Augarten
                                               Vice President
                                               (Principal Financial Officer)