Form 10-Q
period 2000-09-30
RCPI TRUST /DE/
filed 2000-11-14
CIK 773652

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000
                                             ------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ____________ to _____________

                            Commission file number 1-8971
                                                   ------

                                   RCPI Trust
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                                      13-7087445
------------------------------                                 -----------------------------
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

Yes    X   No
    -----     ------





---------------------------------------------

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

        RCPI Trust, Balance Sheets as of September 30, 2000 (unaudited) and
        December 31, 1999                                                                                          1

        RCPI Trust, Statements of Operations for the quarters and nine months
        ended September 30, 2000 and 1999 (unaudited)                                                              2

        RCPI Trust, Statements of Cash Flows for the nine months ended
        September 30, 2000 and 1999 (unaudited)                                                                    3

        Notes to Financial Statements (unaudited)                                                                  4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                                                      7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                11


PART II--OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS                                                                                         12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                          13

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

PART I -- FINANCIAL INFORMATION
     ITEM 1.  Financial Statements

                                  RCPI TRUST
                         (a Delaware business trust)
                                BALANCE SHEETS
                               ($ in thousands)

                                                                    As of
                                                               September 30, 2000            As of
                                                                 (Unaudited)           December 31, 1999
                                                               ------------------     -------------------
ASSETS

Real estate:
   Land                                                        $   158,149                $   158,149
   Buildings and improvements                                      651,721                    651,154
   Buildings and improvements - construction in progress            42,248                     25,212
   Tenant improvements                                              79,369                     69,388
   Tenant improvements - construction in progress                   14,432                     11,802
   Furniture, fixtures and equipment                                 9,262                      8,187
                                                               -----------                -----------
                                                                   955,181                    923,892
      Less:  Accumulated depreciation and amortization             (85,816)                   (67,512)
                                                               -----------                -----------
                                                                   869,365                    856,380

Cash and cash equivalents                                           33,248                     45,967
Restricted cash                                                      9,876                     10,803
Accounts receivable                                                  9,450                      7,454
Prepaid expenses                                                    10,460                      1,392
Deferred costs, net of accumulated
  amortization of $9,926 and $10,726, respectively                  55,536                     50,524
Accrued rent                                                       122,455                    114,851
                                                               -----------                -----------

   Total Assets                                                $ 1,110,390                $ 1,087,371
                                                               ===========                ===========

LIABILITIES AND OWNERS' EQUITY

Liabilities:
Zero coupon convertible debentures, net of unamortized
   discount of $17,374 and $66,484, respectively               $   568,811                $   519,701
14% debentures, includes premium of $19,983 and $21,393,
   respectively                                                     94,983                     96,393
NationsBank loans                                                   67,000                     95,000
Accrued interest payable                                             1,962                      4,708
Accounts payable and accrued expenses                               16,008                     21,312
Tenant security deposits payable                                     9,252                     10,234
                                                               -----------                -----------

       Total Liabilities                                           758,016                    747,348

Commitments and Contingencies

Owners' Equity                                                     352,374                    340,023
                                                               -----------                -----------

       Total Liabilities and Owners' Equity                    $ 1,110,390                $ 1,087,371
                                                               ===========                ===========

                    See notes to the financial statements.

                                  RCPI TRUST
                         (a Delaware business trust)
                           STATEMENTS OF OPERATIONS
                               ($ in thousands)
                                 (UNAUDITED)

                                           For the Quarters Ended      For the Nine Months Ended
                                                 September 30,               September 30,
                                             2000          1999           2000           1999
                                          --------       --------       --------      ---------
Revenues:
  Base rental                             $ 58,770       $ 58,635       $174,288       $172,330
  Escalations and percentage rents           2,027          1,445          7,521          4,443
  Interest and other income                  1,902          1,084          5,230          3,468
                                          --------       --------       --------       --------

      Total Revenues                        62,699         61,164        187,039        180,241
                                          --------       --------       --------       --------

Expenses:
  Interest                                  20,876         19,715         62,811         56,356
  Real estate taxes                          9,367          8,923         26,261         26,414
  Payroll and benefits                       5,197          5,900         17,267         16,023
  Repairs, maintenance and supplies          2,323          2,668          9,537          9,425
  Utilities                                  6,289          4,823         13,893         11,006
  Cleaning                                   3,617          3,283         11,319         10,140
  Professional fees                            222            210          1,244          1,208
  Insurance                                    493            402          1,274            851
  Management and accounting fees             1,185          1,143          3,442          3,050
  General and administration                   722          1,095          4,590          2,925
  Depreciation and amortization              7,888          6,833         23,050         21,018
                                          --------       --------       --------       --------

      Total Expenses                        58,179         54,995        174,688        158,416
                                          --------       --------       --------       --------

Net Income                                $  4,520       $  6,169       $ 12,351       $ 21,825
                                          ========       ========       ========       ========






                    See notes to the financial statements.

                                  RCPI TRUST
                         (a Delaware business trust)
                           STATEMENTS OF CASH FLOWS
                               ($ in thousands)
                                 (UNAUDITED)

                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                        2000             1999
                                                                      --------        --------
Cash Flows from Operating Activities:
   Net income                                                         $ 12,351        $ 21,825
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Amortization of original issue discount and premium              47,700          42,258
       Depreciation and amortization                                    24,581          22,662
       Decrease (increase) in restricted cash                              927            (856)
       Increase in accounts receivable                                  (1,996)         (3,732)
       Increase in prepaid expenses                                     (9,068)         (9,138)
       Increase in accrued rent                                         (7,604)        (27,983)
       Decrease in accounts payable, accrued expenses
          and tenant security deposits payable                          (3,321)            (29)
       Decrease in accrued interest payable                             (2,746)         (2,756)
                                                                      --------        --------
            Net cash provided by operating activities                   60,824          42,251
                                                                      --------        --------

Cash Flows from Investing Activities:
    Additions to building and improvements                             (18,334)        (25,746)
    Additions to tenant improvements                                   (14,589)        (17,939)
    Additions to furniture, fixtures and equipment                      (1,075)         (1,493)
    Additions to deferred costs                                        (11,316)        (11,713)
                                                                      --------        --------
            Net cash used in investing activities                      (45,314)        (56,891)
                                                                      --------        --------

Cash Flows from Financing Activities:
       Proceeds from NationsBank loans                                       -          40,000
       Repayment of NationsBank loans                                  (28,000)        (18,750)
       Payment of deferred financing fees                                 (229)         (1,783)
                                                                      --------        --------
            Net cash (used in) provided by financing activities        (28,229)         19,467
                                                                      --------        --------

(Decrease) increase in cash and cash equivalents                       (12,719)          4,827
Cash and cash equivalents at beginning of period                        45,967          31,270
                                                                      --------        --------
Cash and cash equivalents at end of period                            $ 33,248        $ 36,097
                                                                      ========        ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period                                       $ 16,065        $ 15,209
                                                                      ========        ========






                    See notes to the financial statements.

                                  RCPI TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    FINANCIAL STATEMENTS

      The balance sheet as of September 30, 2000 and the statements of operations and cash flows for the quarters ended and for the nine months ended September 30, 2000 and 1999 are unaudited, but in the opinion of the management of RCPI Trust (the "Company"), reflect all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial condition and results of operations at those dates and for those periods. The results of operations for the interim periods are not necessarily indicative of results for a full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.


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


3.    DEBT

      NationsBank Credit Facility

      On May 16, 1997, the Company entered into a credit agreement (the "Original NationsBank Credit Agreement") with NationsBank N.A. ("NationsBank"), pursuant to which NationsBank agreed to make term loans (the "Original NationsBank Loans") to the Company in an aggregate principal amount of up to $100 million. The Company may elect interest periods based on one, two, three or six month LIBOR. Interest accrued at LIBOR plus 1.75% for the initial term (i.e., through May 16, 2000). The maximum amount of the Original NationsBank Loans which may be outstanding at any time reduced quarterly

                                  RCPI TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONT'D)
                                 (UNAUDITED)

      commencing March 31, 1998 through the original May 16, 2000 maturity date. As of December 31, 1999, the outstanding balance on the Original NationsBank Loans was $55 million. On March 31, 2000, the Company repaid $10 million bringing the outstanding balance of the Original NationsBank Loans down to $45 million. On September 29, 2000, the Company repaid $10 million, bringing the outstanding balance of the Original NationsBank Loans down to $35 million.

      On April 13, 2000, the Company exercised its option to extend the maturity date of the Original NationsBank Loans to December 31, 2000. Commencing May 16, 2000, such loans bear interest based on LIBOR plus 2.125% during the extension period. Pursuant to the Original NationsBank Credit Agreement, the Company was required to make principal payments of $10 million on each of June 30, 2000 and September 30, 2000 and a final principal payment of $25 million on December 31, 2000. On June 29, 2000, the Company entered into a waiver agreement with Bank of America, N.A. ("BOA", formerly NationsBank), whereby BOA waived the provision of the Original NationsBank Credit Agreement that required the Company to make principal payments on June 30, 2000 and September 30, 2000. Under this agreement, the Company was only required to make a principal payment of $45 million on December 31, 2000. On October 10, 2000, the Company entered into an amendment to waiver agreement with BOA, whereby the Company agreed to make a principal payment of $10 million on September 30, 2000 and will be required to make a final payment of $35 million on December 31, 2000.

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

                                  RCPI TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONT'D)
                                 (UNAUDITED)

      In addition, certain members of the Investor Group (as defined in the December 31, 1999 Form 10-K) and/or certain of their affiliates entered into a Limited Recourse Agreement dated as of April 12, 1999, in favor of NationsBank.

      On April 13, 2000, the Company exercised its option to extend the maturity date of the New NationsBank Loans to December 31, 2000. Such loans bear interest based on LIBOR plus 2.5% during the extension period. Pursuant to the New NationsBank Credit Agreement, the Company was required to make principal payments of $10 million on each of June 30, 2000 and September 30, 2000 and a final principal payment of $12 million on December 31, 2000. On June 29, 2000, the Company entered into a waiver agreement with BOA, whereby BOA waived the provision of the New NationsBank Credit Agreement that required the Company to make a principal payment on June 30, 2000. Under this agreement, the Company was only required to make a principal payment of $10 million on September 30, 2000, and a final principal payment of $22 million on December 31, 2000. On October 10, 2000, the Company entered into an amendment to waiver agreement with BOA, whereby BOA waived the provision of the New NationsBank Credit Agreement that required the Company to make a principal payment on September 30, 2000. Under this amended agreement, the Company is now only required to make a principal payment of $32 million on December 31, 2000.

      In connection with the extension of the New NationsBank Loans, the Company purchased an interest rate protection agreement from Goldman Sachs capping LIBOR at 7.5%.

                                  RCPI TRUST
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES - RCPI TRUST

Land and Building

At September 30, 2000, Rockefeller Center (the "Property"), exclusive of 1.5 million square feet owned directly by the National Broadcasting Company, Inc. and NBC Trust No. 1996A, was approximately 96.0% occupied. Occupancy rates for the Property at various dates are presented in the following table:

June 30, 2000                        95.1%              September 30, 1999                     93.2%
March 31, 2000                       95.1%              June 30, 1999                          92.5%
December 31, 1999                    94.0%              March 31, 1999                         92.4%

The following table shows selected lease expirations and vacancy of the Property as of September 30, 2000. Area, as presented below and discussed above, is measured based on standards promulgated by the New York Real Estate Board in 1987. Lease turnover could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal and rental income will be affected significantly by market conditions at the time and by the terms at which the Company can then lease space.

                                     Square Feet                                       Percent
Year                                   Expiring                                        Expiring
----                                   --------                                        --------
2000                                    332,546                                          5.6%
2001                                    162,587                                          2.8%
2002                                    261,316                                          4.4%
2003                                    175,481                                          3.0%
2004                                    545,098                                          9.3%
Thereafter                            4,414,079                                         74.9%
                                      ---------                                         -----

Total                                 5,891,107                                        100.0%
                                      =========                                        ======

Consideration of Possible Sale or Recapitalization of the Property

On May 22, 2000, the Company announced that it had decided to explore a possible sale or recapitalization of the Property. The Company has retained Goldman, Sachs & Co. to identify and evaluate possible alternatives and potential purchasers, and Goldman, Sachs & Co. is in the process of identifying and receiving indications of interest from potential purchasers. The Company has not made any decision about when such a possible transaction may occur or about whether such a transaction would be a sale, recapitalization or other type of transaction. There is no assurance that the Company will either sell or recapitalize the Property.

Debt

The Zero Coupon Convertible Debentures (the "Zero Coupons") due December 31, 2000, accrete to a face value of approximately $586.2 million at an effective annual interest rate of 12.10%. At September 30, 2000 and December 31, 1999, the carrying value of the Zero Coupons, net of unamortized discount, was approximately $568.8 million and $519.7 million, respectively.

                                  RCPI TRUST
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Zero Coupons were issued under an Indenture, dated as of September 15, 1985 (as supplemented, the "Indenture"), between Rockefeller Center Properties, Inc. ("RCPI") and The United States Trust Company of New York (as successor to Manufacturers Hanover Trust Company), as Trustee. As of July 10, 1996, the Company became the successor to RCPI under the Indenture. The Zero Coupons were originally convertible into shares of common stock of RCPI on December 31, 2000 (the "Conversion Date") and upon the occurrence of certain other events specified in the Indenture. Holders of the Zero Coupons also originally had the right to exchange their Zero Coupons on the Conversion Date for nonconvertible floating rate notes of the Company (the "Floating Rate Notes") in an equal aggregate principal amount.

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

Under the terms of the Indenture, a holder of a Zero Coupon who failed to timely surrender the Zero Coupon for conversion or exchange will be deemed to have elected to exchange the Zero Coupon for Floating Rate Notes on the Conversion Date. As a result of the foregoing, all Zero Coupons will be exchanged for Floating Rate Notes on the Conversion Date except for Zero Coupons whose holders elected by August 3, 2000 to convert their Zero Coupons into the Conversion Payment. As of August 3, 2000, certain holders of the Zero Coupons representing a face value of $9,234,000 elected to tender their Zero Coupons for a cash payment of approximately $3.4 million on the Conversion Date.

The Floating Rate Notes to be exchanged for the Zero Coupons will mature on December 31, 2007. The Company will have the right to prepay the Floating Rate Notes at any time, at par. The Floating Rate Notes will bear interest at the three-month LIBOR plus a spread of 1.00%.

The 14% Debentures have a principal balance of $75 million and mature on December 31, 2007. At the time the Property was acquired by the Company, the carrying value of the 14% Debentures was adjusted to reflect their estimated fair value at that date, resulting in a premium. The effective interest rate, which is net of the amortization of this premium, is approximately 9.03%. Interest payments are made semi-annually on July 31 and January 31. As of September 30, 2000 and December 31, 1999, the carrying value of the 14% Debentures was approximately $95.0 million and $96.4 million, respectively.

As of September 30, 2000, the Original NationsBank Loans have an aggregate principal balance of $35 million and mature on December 31, 2000. The Company may elect interest periods based on one, two, three or six month LIBOR. Interest accrues at LIBOR plus 2.125% and is payable monthly in arrears.

                                  RCPI TRUST
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of September 30, 2000, the New NationsBank Loans have an aggregate principal balance of $32 million and mature on December 31, 2000. The Company may elect interest periods based upon one, two, three or six month LIBOR. Interest accrues at LIBOR plus 2.50% and is payable monthly in arrears.

Cash Flow

During the nine months ended September 30, 2000, the Company received cash flows of approximately $60.8 million from operations of the Property. The Company used this cash flow from operations to fund tenant improvements, building improvements and other leasing costs totaling approximately $45.3 million. The Company also used a portion of its existing working capital to make an $18 million and a $10 million principal payment on the NationsBank Loans on March 31, 2000 and September 29, 2000, respectively.

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


RESULTS OF OPERATIONS - RCPI TRUST

Base rent for the nine months ended September 30, 2000 increased approximately $2.0 million from the nine months ended September 30, 1999 and is due mainly to higher rental rates on new leases, which did not exist in the prior year. Additionally, the Company signed several new retail leases which had lease and rent commencement dates after the first nine months of 1999, and the occupancy level for the Property increased to 96.0%, as compared to 93.2% as of September 30, 1999.

Interest expense increased by approximately $1.2 million and $6.5 million for the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, primarily due to the increase in the outstanding debt balance. Total outstanding debt as of September 30, 2000 was approximately $730.8 million, as compared to $702.4 million as of September 30, 1999. The increase is due primarily to accretion of the Zero Coupons.

Utilities expense for the quarter and the nine months ended September 30, 2000 increased by approximately $1.5 million and $2.9 million, as compared to the quarter and the nine months ended September 30, 1999, respectively, primarily due to an increase in fuel prices.

General and administrative costs have increased for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, by approximately $1.7 million. The increase is primarily due to a one-time negotiated retail consulting fee.

                                  RCPI TRUST
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The increase in payroll and benefits of approximately $1.2 million during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, is a result of increased security and mechanical services.

The increase in depreciation and amortization expense of approximately $2.0 million from the first nine months of 1999 to the first nine months of 2000 is primarily due to additional capital expenditures being placed into service at the Property between the first nine months of 1999 and the first nine months of 2000. Additionally, amortization expense for the first nine months of 1999 included the adoption of the provisions of SOP 98-5 "Reporting on the Costs of Start-up Activities". This required the write-off of the Company's remaining organizational costs of approximately $1.34 million.

                                  RCPI TRUST
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company has no material exposure to market risk sensitive instruments other than the NationsBank Loans. The market risk associated with this floating rate loan is minimized by an interest rate protection agreement which capped the floating rate on the Original NationsBank Loans at 7.69% during the first two years of the initial term and 8.69% thereafter. The floating rate on the New NationsBank Loans was capped at 7.85% during the initial term by an interest rate protection agreement. In connection with the extension of the NationsBank Loans, the Company purchased additional interest rate protection agreements, capping LIBOR at 8.0% and 7.5% on the Original NationsBank Credit Agreement and the New NationsBank Credit Agreement, respectively, for the extension term. The Company enters into derivative instruments only to hedge its exposure to changes in interest rates on some of its outstanding indebtedness, not for speculative or trading purposes, and does not enter into leveraged derivatives. See Note 5 to the Financial Statements included in the Company's Form 10-K for the year ended December 31, 1999 for additional information about the Company's interest rate protection agreements.

                                  RCPI TRUST

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings


The following is an update on the In re Rockefeller Center Properties Inc. Securities Litigation Cons. C.A. No. 96-543(RRM):

On July 18, 2000, the District Court granted plaintiff's motion to file a second amended complaint. Plaintiffs thereafter filed a second amended complaint, which purported to add new details concerning their claims involving the disclosures relating to the transaction with National Broadcasting Company, Inc. and General Electric Company. Defendants moved to dismiss the second amended complaint on July 24, 2000, and plaintiffs moved to strike defendants' motion. The motions are pending.

Aside from the aforementioned, there has been no material change to the status of existing litigation as reported in the Company's Form 10-K for the year ended December 31, 1999.

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


                                           RCPI TRUST




Date:   November 14, 2000                  By:   /s/ David Augarten
                                                 ----------------------------
                                                 David Augarten
                                                 Vice President
                                                 (Principal Financial Officer)