Form 10-K405
period 2000-12-31
RCPI TRUST /DE/
filed 2001-04-02
CIK 773652

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      -------------------------------------

                                    FORM 10-K
                      -------------------------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO
     __________________.


COMMISSION FILE NUMBER 1-8971*

                                   RCPI TRUST
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                       13-7087445
- ----------------------------------                        -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                       C/O TISHMAN SPEYER PROPERTIES, L.P.
                   45 ROCKEFELLER PLAZA, NEW YORK, N.Y. 10111
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (212) 332-6500
                                ----------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $0.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2 Trust Ownership Interests as of March 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Rockefeller Center Properties, Inc.'s Proxy Statement for its 1996 Special Meeting of Stockholders, dated February 14, 1996, is incorporated by reference as a supplemental response to the information required by Items 11, 12 and 13 of
Part III of this Annual Report on Form 10-K.

- -----------------------------
* As successor in interest to Rockefeller Center Properties, Inc. (Commission File No. 1-8971).

                                   RCPI TRUST

                                TABLE OF CONTENTS

                                                                            PAGE

PART I

       ITEM 1.  Business......................................................1

       ITEM 2.  Property......................................................4

       ITEM 3.  Legal Proceedings.............................................7

       ITEM 4.  Submission of Matters to a Vote of
                Security Holders.............................................10

PART II

       ITEM 5.  Market for the Registrant's Common Equity
                and Related Stockholder Matters..............................11

       ITEM 6.  Selected Financial Data......................................12

       ITEM 7.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations................14

       ITEM 7A. Quantitative and Qualitative Disclosures
                About Market Risk............................................19

       ITEM 8.  Financial Statements and Supplementary Data..................20

       ITEM 9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.......................39

PART III

       ITEM 10. Directors and Executive Officers
                of the Registrant............................................40

       ITEM 11. Executive Compensation.......................................41

       ITEM 12. Security Ownership of Certain
                Beneficial OwnerS and Management.............................42

       ITEM 13. Certain Relationships and Related
                Transactions.................................................42

PART IV

       ITEM 14. Exhibits, Financial Statement Schedules
                and Reports on Form 8-K......................................45

                                     PART I

ITEM 1. BUSINESS

         Organization and Purpose

         Rockefeller Center Properties, Inc. (referred to as "Inc" or the "Predecessor") was incorporated in Delaware on July 17, 1985. Inc. was formed to permit public investment in two convertible participating mortgages totaling $1.3 billion (collectively, the "Mortgage Loan"). On September 19, 1985, Inc. issued 37,510,000 shares of common stock (the "Common Stock") in an initial public offering registered under the Securities Act of 1933, as amended (the "Act"). Simultaneously with the offering of the Common Stock, Inc. issued Current Coupon Convertible Debentures due 2000 and Zero Coupon Convertible Debentures due 2000 (collectively, the "Convertible Debentures"). In December 1993, 750,704 warrants issued in connection with the settlement of litigation were exercised and a like number of shares of Common Stock were issued. In December 1994, Inc. issued $150 million of Floating Rate Notes (the "GSMC Floating Rate Notes") due December 31, 2000 to Goldman Sachs Mortgage Company ("GSMC"), and $75 million of 14% Debentures (the "14% Debentures") due December 31, 2007 to Whitehall Street Real Estate Limited Partnership V ("Whitehall"). In conjunction with the issuance of the 14% Debentures, Inc. also issued 4,155,927 Warrants ("Warrants") to acquire newly issued common stock exercisable at $5 per share and 5,394,541 Stock Appreciation Rights ("SARS") convertible into 14% Debentures or, under certain circumstances, Warrants.

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

         The Merger Agreement was approved by the stockholders of the Predecessor on March 25, 1996 and became effective on July 10, 1996 (the "Effective Date"). Pursuant to the Merger, each share of the Predecessor's common stock outstanding as of the Effective Date (other than (i) shares of Common Stock held by the Predecessor or any of its subsidiaries, (ii) shares of Common Stock held by Holdings or any of its subsidiaries (including RCPI Merger Inc.) and (iii) any shares of Common Stock held by a stockholder who was entitled to demand, and who properly demanded and did not withdraw such demand, an appraisal for such shares in accordance with Section 262 of the Delaware General Corporation Law) was converted into the right to receive $8.00 in cash, without interest thereon. As of the Effective Date, the Common Stock of Inc. was held by Holdings, and the Warrants and SARS previously held by Whitehall were contributed through Holdings to Inc. and canceled. Thereafter, on the Effective Date, Inc. transferred substantially all of its assets (including the Mortgage Loan) and liabilities to the Company, and the Company became the successor to Inc. under the Indenture governing the Convertible Debentures.

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

         NBC Sale

         Pursuant to the Agreement dated April 23, 1996, among the Investor Group, General Electric Company ("GE"), National Broadcasting Company, Inc. ("NBC") and NBC Trust No. 1996A ("NBC Trust"), on July 17, 1996, immediately preceding the transfer of the Property, the Previous Owners sold to GE, NBC and NBC Trust ("NBC Sale"), interests in certain buildings in the Property (the "NBC Space") previously leased by GE or its affiliates, including NBC. Pursuant to the Chapter 11 Plan, the proceeds of $440 million from the NBC Sale were paid directly to the Company, reducing the outstanding Mortgage Loan. GSMC was paid $4.4 million by the Company in connection with securing the proceeds of the NBC Sale as a partial repayment of the Mortgage Loan. Upon satisfaction of the Mortgage Loan, this fee was expensed by the Company.

         Merger with Holdings

         On June 30, 1997, the Predecessor merged with and into Holdings, with Holdings being the surviving corporation. Pursuant to the merger, Holdings succeeded to the Predecessor's beneficial interest in the Company and Holdings was renamed Rockefeller Center Properties, Inc.

         Repurchases and Repayments of Debt

         Between 1987 and 1992, the Predecessor repurchased and retired 36.4% of the original principal amount of the Current Coupon Convertible Debentures (the "Current Coupons") and 38.4% of the face amount of the Zero Coupon Convertible Debentures (the "Zero Coupons"). These repurchases were financed with unsecured short-term nonconvertible borrowings. Subsequently, these borrowings were replaced with the GSMC Floating Rate Notes and 14% Debentures in December 1994. The remaining Current Coupons were redeemed on August 28, 1996, and the principal amount of $213,170,000 plus accrued interest was paid on that date. The remaining Zero Coupons accrete to a face value of $586,185,000. On December 31, 2000, the Company repaid an additional $9 million in fully accreted Zero Coupons with a $3.3 million payment at the election of the bond holders who held them. See also Note 5 to the Financial Statements.

         A total of $106,296,000 of the outstanding principal plus accrued interest of the Floating Rate Notes was prepaid on July 17, 1996. As of December 31, 1996, an aggregate principal amount of $10 million remained outstanding, which was repaid on May 16, 1997. See also Note 5 to the Financial Statements provided in response to Item 8.

         Competitive Market

         The information contained in this section is based upon data provided by 2000 year end reports from Cushman & Wakefield, Inc. and other publicly available sources.

         New York is the largest commercial real estate market in the country, with Manhattan's total office market at more than 400 million square feet. The largest business districts are Midtown and Downtown Manhattan, representing over 230 million square feet and 110 million square feet, respectively. Midtown Manhattan has the largest concentration of Fortune 500 companies in the world and is home to a widely diversified economic base. It has a very high concentration of financial, legal, communications, consulting and insurance companies, as well as numerous foreign businesses.

         The year end 2000 direct availability rate in Class A office buildings averaged 2.2%, close to a historic low, with average rental rates in this property class at $67.11 per square foot, an increase of 36% over 1999 levels. Net absorption in Midtown was over 4 million square feet, a significantly high figure given the already low vacancy rate.

         The Midtown market is comprised of many sub-markets, one being the Sixth Avenue (Avenue of the Americas)/Rockefeller Center sub-market. The borders of this sub-market are Fifth Avenue to the east, Avenue of the Americas to the west, 42nd Street to the south and 57th street to the north. This sub-market contains approximately 40 million square feet and is among the more expensive of the core sub-markets in Midtown. At year end 2000, Sixth Avenue/Rockefeller Center average rental rates were close to $66.00 per square foot and had a direct vacancy rate of 1.0%, contrasting with 1999 rates of $58.25 and a vacancy rate of 5.7%.

         Financial Information About Segments

         See the Financial Statements provided in response to Item 8 for financial information about the Company's sole segment.

ITEM 2. PROPERTY

         Rockefeller Center is among the best-known commercial real estate complexes in the world, offering an architecturally renowned combination of office, retail and public space. Occupying most of the three blocks (approximately 12 acres) between 48th and 51st Streets and Fifth Avenue and Avenue of the Americas in Midtown Manhattan, the Property includes 12 buildings, all but one of which were completed between 1932 and 1940, having approximately 7.4 million square feet of rentable office, retail, storage and studio space as measured in accordance with the measurement standards promulgated by the Real Estate Board of New York in 1987 (including the NBC Space). The Company owns the fee interest in the entire Property, except the NBC Space and the land underlying a portion of the building at 600 Fifth Avenue, which is owned by an unrelated party and leased to the Company through the year 2000 at an annual rent of $650,000. Thereafter, this ground lease provides for three renewal periods of 21 years each at annual rents of 6%, 7% and 8%, respectively, of the value of the land (exclusive of improvements and unencumbered by the ground lease) appraised for its highest and best use, determined at the beginning of each such renewal term. The Company is currently negotiating the renewal terms of the ground lease.

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

                                                                                              At December 31, 2000
                                                                                       ----------------------------------
                                                                 Number of             Rentable area           Occupancy
Building                                  Year opened             stories                (sq.ft.)(1)           percentage
- --------                                  -----------             -------                -----------           ----------
GE (2)                                        1933                  69                   2,294,860                  93%
NBC Studio (2)                                1933                  10                     384,592                 100%
GE West (2)                                   1933                  16                     188,814                 100%
1270 Avenue of the Americas (3)               1932                  31                     480,262                  93%
Associated Press                              1938                  15                     469,730                  84%
International                                 1935                  39                   1,263,404                  97%
British Empire                                1933                   7                     132,856                  97%
La Maison Francaise                           1933                   7                     134,624                  98%
One Rockefeller Plaza                         1937                  34                     563,356                  99%
Ten Rockefeller Plaza (5)                     1939                  16                     334,963                  98%
Simon & Schuster                              1940
    and addition                              1955                  21                     729,221                  99%
600 Fifth Avenue                              1952                  27                     433,858                 100%
Additional Property (4)                         --                  --                      23,582                  93%
                                                                                         ---------                 ---
    Subtotal                                                                             7,434,122
    Less: NBC Space                                                                      1,514,431
                                                                                         ---------                 ---
        Total                                                                            5,919,691                  95%
                                                                                         =========                 ===

 -----------------
(1) Measured in accordance with the standards for measurement promulgated by the New York Real Estate Board in 1987. Includes office, retail and storage space. (Includes NBC Space of 1,514,431 square feet.)
(2) Includes NBC Space in the GE, NBC Studio, and G West buildings of 941,025, 384,592 and 188,814 square feet, respectively.
(3) The Music Hall is included as part of this building but excluded from the rentable area an occupancy percentage data.
(4) Includes the underground concourse and lower plaza and includes the Chez Louis and Citarella restaurant buildings.
(5) Includes the Garage and the Christie's, Inc. Auction House as part of the building but excluded from rentable area and occupancy percentage data.

Rockefeller Center is one of the world's largest privately-owned business and entertainment complexes which employs over 650 people. In addition to the buildings described above, the Property contains a wide range of amenities including the Channel Gardens landscaped promenade, the lower plaza used as an ice skating rink during colder weather and otherwise for outdoor dining, a new 300,000 square foot auction facility and office space operated by Christie's, Inc., a 3 story 320-car parking garage and extensive off-street truck delivery areas, an underground retail and pedestrian concourse connecting all buildings and providing access to an on-site subway station, roof gardens and the Music Hall. As of December 31, 2000, retail space within the Property includes approximately 79 shops and 33 restaurants.

In January 1999, the Company commenced a retail redevelopment project which includes, among other things, the restoration of the Channel Gardens, repaving of Rockefeller Plaza, refurbishment of the common area in the concourse under 30 Rockefeller Plaza and the completion of numerous new retail stores. Such work is scheduled to be finished in early 2001.

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

In April 1985, the Landmarks Commission granted landmark status to the exterior of all of the buildings in the Property. The Landmarks Commission has also designated as landmarks portions of the interiors of the GE and International Buildings and the interior o the Music Hall. As a result of these designations, alteration, demolition and reconstruction of the Property will under most circumstances be subject to approval of the Landmarks Commission.

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

Property Management

On July 10, 1996, the Company entered into a management agreement (the "Management Agreement") with Tishman Speyer Properties (the "Agent"), an affiliate of Rockprop, L.L.C., a member of the Investor Group, which expired on July 17, 2000. The Management Agreement was automatically renewed for an additional one year. The Agent earns a management fee based on 1.5% of Gross Revenues, as defined. See also Item 13 "Certain Relationships and Related Transactions" and Note 8 to the Financial Statements provided in response to
Item 8.

Real Estate Taxes

The targeted and actual assessed valuation of the Property and the real estate taxes payable by the Property are set forth in the following schedule for the fiscal year periods encompassing the years ended December 31, 1998, 1999, 2000 and 2001 and the period ended June 30, 2002. Increases in actual assessed values are required to be phased-in over a five year period commencing with the fiscal year for which it is first increased.

                                 ($ in millions)

                                 ACTUAL ASSESSED         REAL ESTATE
          FISCAL YEAR               VALUATION           TAXES PAYABLE
         JULY 1-JUNE 30              (1) (2)               (1) (2)
         --------------              -------               -------
            1997/98                  $332.4                 $34.2
            1998/99                  $359.8                 $34.9
            1999/00                  $366.1                 $34.9
            2000/01                  $426.4                 $37.6
            2001/02                  $525.2                 $40.1(3)


(1) Excludes amounts applicable to the Music Hall. Real estate taxes assessed against the Music Hall portions of the Property are not charged to the Property.
(2)      Excludes amounts applicable to the NBC space.
(3)      Based on the tax rate for the 2000/2001 fiscal year.


ITEM 3. LEGAL PROCEEDINGS

         On May 24, 1995, Jerry Krim commenced an action encaptioned Krim v. Rockefeller Center Properties, Inc. and Peter D. Linneman. On June 7, 1995, Kathy Knight and Moishe Malamud commenced an action encaptioned Knight, et al. v. Rockefeller Center Properties, Inc. and Peter D. Linneman. Both actions were filed in the United States District Court for the Southern District of New York and purport to be brought on behalf of a class of plaintiffs comprised of all persons who purchased the Predecessor's Common Stock between March 20, 1995 and May 10, 1995. The complaints allege that the Predecessor and Dr. Linneman violated the federal securities laws by their purported failure to disclose, prior to May 11, 1995, that the Previous Owners would file for bankruptcy protection. The cases have been consolidated. On July 28, 1995, the Predecessor and Dr. Linneman filed answers to the complaints denying plaintiffs' substantive allegations and asserting numerous affirmative defenses. On September 22, 1995, plaintiffs served an Amended Class Action Complaint adding the Predecessor's remaining directors and its president as defendants. In addition to the foregoing claims, the Amended Complaint also asserts a cause of action for breach by the Predecessor's directors and its president of their fiduciary duties by approving the Agreement and Plan of Combination dated as of September 11, 1995, between the Predecessor and Equity Office Holdings, L.L.C. ("EOH (the "Combination Agreement"). The plaintiffs are seeking damages in such amount as may be proved at trial. Plaintiffs are also seeking injunctive relief, plus costs, attorneys' fees and interest. The Company intends to vigorously contest these actions.

         On November 15, 1996, Charal Investment Co., Inc. and C.W. Sommer & Co. filed a purported class action complaint in the United States District Court for the District of Delaware against certain former directors and officers of the Predecessor and against certain of the Company's indirect shareholders. Plaintiffs alleged that the defendants violated
         Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder, and Section 14 of the Act and Rule 14a-9 promulgated thereunder by allegedly failing to provide adequate disclosure of the alleged possibility of a sale or lease financing of a portion of the Property to NBC and its parent corporation, GE, prior to the shareholder vote on the Merger. The complaint sought unspecified damages, rescission of the Merger and/or disgorgement. The Company may have indemnity obligations with respect to one or more of the defendants. On December 11, 1996 and December 18, 1996, identical complaints were filed in the federal court in Delaware by additional plaintiffs. On January 13, 1997, all these actions were consolidated under the caption In re Rockefelle Center Properties, Inc. Securities Litigation, Cons. C.A. No 96-543 (RRM) ("In re RCPI"). In March 1997, plaintiffs filed an amended complaint alleging certain other disclosure violations, including alleged inadequate disclosure of Rockefeller Center's transferable development rights. On December 10, 1997, the District Court entered an order dismissing all of the claims except the claims involving the transferable development rights. On March 4, 1998, defendants moved for summary judgment on the remaining claim involving the alleged non- disclosure of the transferable development rights. On July 10, 1998, the Court issued a Memorandum Opinion and Order that, inter alia, denied plaintiffs' motion for reargument of the Court's December 10, 1997 Order Granting Defendants' Motion to Dismiss in Part and granted defendants' motion for summary judgment on plaintiffs' claim involving the alleged non-disclosure of the transferable development rights. On July 22, 1998, pursuant to the Court's Memorandum Opinion and Order dated July 19, 1998, the Clerk of the Court entered Judgment in favor of all defendants against all plaintiffs as to all claims in the amended complaint. On July 17, 1998, plaintiffs filed notices of appeal to the United States Court of Appeals for the Third Circuit from the District Court's dismissal of the case. On July 19, 1999, the Third Circuit entered an opinion and order (i) affirming the District Court's grant of summary judgment on the transferable development rights claims and (ii) vacating and remanding the dismissal of the claims involving the disclosures relating to the transaction with NBC and GE. On August 30, 1999, plaintiffs filed a motion in the District Court for leave to file a second amended complaint. On October 29, 1999, defendants renewed their motion in the District Court to dismiss the claims that the Third Circuit remanded (involving the disclosures relating to the transaction with NBC and GE) and opposed plaintiffs' motion for leave to file a second amended complaint. On March 12, 2001, the Court granted the defendant's motion to dismiss all of plaintiffs' claims.

         On September 13 and 14, 1995, five class action complaints, captioned Faegheh Moezinia v. Peter D. Linneman, Benjamin D. Holloway, Peter G. Peterson, William F. Murdoch, Jr. and Rockefeller Center Properties, Inc.; Martin Zacharias v. B.D. Holloway, P.G. Peterson, W.F. Murdoch, P.D. Linneman and Rockefeller Center Properties, Inc.; James Cosentino
         v. Peter D. Linneman, Benjamin D. Holloway, Peter G. Peterson, William
         F. Murdoch Jr. and Rockefeller Center Properties, Inc.; Mary Millstein
         v. Peter D. Linneman, Peter G. Peterson, Benjamin D. Holloway, William
         F. Murdoch, Jr. and Rockefeller Center Properties, Inc.; and Robert Markewich v. Peter D. Linneman and Daniel M. Neidich, et al. were filed in the Delaware Court of Chancery. On October 11, 1995, an additional complaint captioned Hunter Hogan v. Rockefeller Center Properties, Inc., et al. was filed in the Delaware Court of Chancery. Each of the complaints purports to be brought on behalf of class of plaintiffs comprised of stockholders of the Predecessor who have been or will be adversely affected by the combination agreement. All of the complaints allege that the Predecessor's directors breached their fiduciary duties by approving the combination agreement. The plaintiffs seek damages in such amount as may be proved at trial. Plaintiffs also seek injunctive relief, plus costs and attorneys' fees. On November 8, 1995, the Delaware Court of Chancery entered an order consolidating these actions under the caption In re Rockefeller Center Properties Inc. Shareholders Litigation, Consol. C.A. No. 14612. In a status report filed with the court on February 28, 1997, plaintiffs' counsel represented to the court that the actions "had been mooted" and that an application for counsel fees was being prepared. The Company intends to contest any such application vigorously.

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

         During 2000 and 1999, the Company resolved certain legal claims with no material adverse impact on the 2000 and 1999 results of operations. The Company is also a defendant in other litigation and in some instances the amounts sought include substantial claims. Although the outcome of claims, litigation and disputes cannot be predicted with certainty, in the opinion of management based o facts known at this time, the resolution of such matters is not anticipated to have a material adverse effect on the financial position or results of operations of the Company. As these matters continue to proceed through the process to ultimate resolution, it is reasonably possible that the Company's estimation of the effect of such matters could change within the next year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for the Company's Trust Ownership Interests. There are two (2) record holders of such interests as of March 31, 2001.

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

         The Indenture governing the Convertible Debentures limits cash distributions to the Owners, as defined, to the amount of cumulative Distributable Cash, as defined. The Indenture defines Distributabl Cash as cash receipts from operations less operating expenses and interest. The amount of Distributable Cash, net of dividends paid, at December 31, 2000, 1999 and 1998 was computed as follows ($ in thousands):

                                                                        2000         1999          1998
                                                                        ----         ----          ----
         Cash flow provided by operations (i)                         $103,409     $ 85,624      $ 49,069
         Distributions                                                       -            -             -
                                                                      --------     --------      --------
         Increase in cumulative Distributable Cash                     103,409       85,624        49,069

            Balance, beginning of year                                 197,267      111,643        62,574
                                                                      --------     --------      --------
            Balance, end of year                                      $300,676     $197,267      $111,643
                                                                      ========     ========      ========

         (i) See Item 8 statements of cash flows.


         The Bank of America credit facilities (see Note 5 to the Financial Statements provided in response to Item 8) further restrict equity distributions during the term of the respective loan agreements.

ITEM 6. SELECTED FINANCIAL DATA.

                                   RCPI TRUST
                         SELECTED FINANCIAL INFORMATION
                                ($ IN THOUSANDS)


Statement of Operations Data                                                             December 31,
(for the years and the period ended):                            2000         1999          1998          1997         1996(4)
                                                                 ----         ----          ----          ----         ----
   Total revenues                                              $256,556     $264,901     $208,064     $189,182     $ 88,488

   Operating expenses                                           124,109      113,435      109,327      111,808       62,575
   Interest expense                                              83,902       76,724       68,039       58,832       30,508
   Depreciation and amortization                                 33,128       29,475       23,070       19,762        7,047
                                                               --------     --------     --------     --------     --------
   Total expenses                                               241,139      219,634      200,436      190,402      100,130

   Net income (loss) before extraordinary item                   15,417       45,267        7,628       (1,220)     (11,642)
   Gain on Extinguishment of Debt                                 5,705            -            -            -            -
                                                               --------     --------     --------     --------     --------
   Net income (loss)                                           $ 21,122     $ 45,267     $  7,628     $ (1,220)    $(11,642)
                                                               ========     ========     ========     ========     ========

                                                                                         As of December 31,
Balance Sheet Data:                                                 2000           1999         1998         1997          1996
                                                                    ----           ----         ----         ----          ----
   Real estate, net                                            $  872,694     $  856,380     $814,132     $785,829     $ 766,627
   Total assets                                                 1,136,370      1,087,371      969,750      887,646       839,672
   Debt                                                           738,639        711,094      638,879      563,199       473,310
   Debt due after one year                                        577,151         75,000      613,879      563,199       463,310
   Total liabilities                                              775,225        747,348      674,994      600,518       507,206
   Owners' equity                                                 361,145        340,023      294,756      287,128       332,466

                                                                            For the year and period ended December 31,
Other Financial Data:                                               2000          1999         1998         1997         1996
                                                                    ----          ----         ----         ----         ----
   Net cash provided by (used in) operating activities          $ 103,409      $ 85,624     $ 49,069     $ 43,912     $  (6,997)
   Net cash (used in) provided by investing activities(1)         (58,922)      (84,144)     (70,316)     (42,225)      419,852
   Net cash (used in) provided by financing activities (2)        (31,941)       13,217       25,000       (2,935)     (384,090)
   Repurchase of Convertible Debentures (3)                        (9,034)            -            -            -      (213,170)


(1) Included in net cash provided by investing activities for the period ended December 31, 1996 is $440,000 of proceeds received from the sale of the NBC space.
(2) Net cash (used in) financing activities for the period ended December 31, 1996 includes cash expended to retire the Current Coupons, GSMC Loan, and a significant portion of the Floating Rate Notes.
(3) As of December 31, 2000, the aggregate face value of the Convertible Debentures repurchased since 1987 was $719,639.

(4) Represents financial information for the period from July 10 through December 3, 1996.

                       ROCKEFELLER CENTER PROPERTIES, INC.
                                  (Predecessor)
                         SELECTED FINANCIAL INFORMATION
                     ($ in thousands, except per share data)


                                                                   January 1
Statement of Operations Data                                    Through July 9,
(for the period ended):                                               1996
                                                                --------------
      Revenues                                                     $     38
                                                                   --------
      Interest expense                                               46,984
      General and administrative                                      4,774
      Amortization of financing costs                                12,421
      Stock appreciation rights liability                             2,041
      Effects of the execution and delivery
        of the Merger Agreement                                      (8,232)
      Expenses related to the March 25, 1996
        special meeting of the stockholders                             422
                                                                   --------
                                                                     58,410
                                                                   --------
      Net loss                                                     $(58,372)
                                                                   ========
      Weighted average shares outstanding                            38,261
                                                                   ========
      Net loss per share                                           $  (1.53)
                                                                   ========

                                   RCPI TRUST

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements made in this Annual Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward- looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail or commercial space or retail goods, availability of financing; adverse changes in the real estate market including, among other things, competition with other companies, properties and technology; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

         The discussion below relates to the financial condition and results of operations of the Company for the years ended December 31, 2000, 1999 and 1998.


         LIQUIDITY AND CAPITAL RESOURCES - RCPI TRUST

         Land and Buildings

         As discussed above, on July 17, 1996, the Property was transferred to the Company and the related Mortgage Loan was canceled. Concurrently, the Previous Owners sold certain interests in the NBC Space to GE, NBC, and their affiliates for $440 million. The NBC Space, measured in accordance with the standards promulgated by the New York Real Estate Board in 1987, accounted for approximately 1,514,000 square feet, or 20.4% of the total area of the Property. At December 31, 2000, the Property, exclusive of the NBC Space, was approximately 95% occupied. Occupancy rates for the Property at various dates are presented in the following table.

         September 30, 2000       96.0%           December 31, 1999        94.0%
         June 30, 2000            95.1%           September 30, 1999       93.2%
         March 31, 2000           95.1%           June 30, 1999            92.5%

         The following table shows selected lease expirations and vacancy of the Property as of December 31, 2000. Square feet, as presented below and discussed above, is measured based on standards promulgated by the New York Real Estate Board in 1987. Lease turnover could offer an opportunity to increase the revenue of the Property or might have a negative impact on the Property's revenue. Actual renewal and rental income will be affected significantly by market conditions at the time and by the terms at which the Company can then lease space.

                                   RCPI TRUST

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

                                          Square Feet                 Percent
             Year                          Expiring                  Expiring
             2001                            210,146                    3.55%
             2002                            242,348                    4.09%
             2003                            175,747                    2.97%
             2004                            546,592                    9.23%
             2005                            332,181                    5.61%
             Thereafter                    4,412,677                   74.55%
                                           ---------                  -------

             Total                         5,919,691                  100.00%
                                           =========                  =======


         Debt

         The Zero Coupons accreted to their full face value of approximately $586.2 million as of December 31, 2000 using an effective annual interest rate of 12.10%. Concurrent with the Merger, the carrying value of such Debentures was adjusted to reflect the fair market value as of the Effective Date. As a result, the effective annual interest rate was adjusted from 10.23% to 12.10%.

         On December 31, 2000, all Zero Coupons had to be converted into the right to receive a cash payment of $368.48 for each $1,000 principal amount of Zero Coupon or exchanged for floating rate notes (the "FRN's"). Any holder of Zero Coupons that did not elect either of these two options was deemed to have elected to exchange such holder's Zero Coupons for FRN's. The new FRN's are scheduled to mature on December 31, 2007.

         Prior to the maturity date, holders of the Zero Coupons made their conversion election. On December 31, 2000, Zero Coupons with a total face value of $9 million were converted to cash with a total conversion amount of $3.3 million. This conversion resulted in a $5.7 million gain for the Company during 2000, which is reflected in the caption gain on extinguishment of debt in the accompanying 2000 statement of operations. At December 31, 2000, the carrying value of the Zero Coupons, net of unamortized discount, was approximately $577.2 million. The FRNs were issued effective January 1, 2001.

         The 14% Debentures have a principal balance of $75 million and were scheduled to mature on December 31, 2007. On the Effective Date, the carrying value of the 14% Debentures was adjusted to reflect their estimated fair value at that date, resulting in a premium. Interest expense is net of the amortization of this premium. Interest payments are made semi-annually on July 31 and January 31. As of December 31, 2000, the carrying value of the Debentures was $94.5 million. On January 2, 2001, the 14% Debentures were redeemed in full at the principal balance of $75 million plus a $3.75 million prepayment penalty. The extinguishment resulted in a gain on extinguishment of debt of $15.7 million in 2001. See Note 5 to the Financial Statements provided in response to Item 8.

         The Company entered into a credit agreement as of May 16, 1997, with Bank of America, N.A. ("BOA", formerly NationsBank, N.A.), pursuant to which the bank agreed to make term loans to the Company in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


         an aggregate principal amount of up to $100 million earning interest at LIBOR plus 1.75% (the "Original BOA Loans"). The maximum amount of the Original BOA Loans which may be outstanding at any time reduced quarterly commencing March 31, 1998 through the Original May 16, 2000 maturity date. On April 13, 2000, the Company exercised its option to extend the maturity date of the Original BOA Loans to December 31, 2000 (the "Extension Period").

         As of December 31, 1998, the outstanding balance on the Original BOA Loans was $80 million. During 1999, the Company made quarterly principal payments of $6.25 million, bringing the outstanding balance of the Original BOA Loans to $55 million as of December 31, 1999. During 2000, the Company made a total of $20 million in amortization payments bringing the outstanding balance to $35 million as of December 31, 2000. This outstanding balance was paid by the Company on January 2, 2001, the first business day occurring on or after the end of the Extension Period. See also Note 5 to the Financial Statements in response to Item 8.

         The Company entered into a second credit agreement as of April 12, 1999 with BOA, pursuant to which the bank agreed to make term loans to the Company in an aggregate principal amount of up to $47 million earning interest at LIBOR plus 2.5% (the "New BOA Loans"). The maximum amount of the New BOA Loans which may be outstanding at any time reduces quarterly commencing December 31, 1999 and continuing through the Original May 16, 2000 maturity date. As of December 31, 1999, the outstanding balance on the New BOA Loans was $40 million. On April 13, 2000, the Company exercised its option to extend the date of the New BOA Loans to December 31, 2000. During 2000, principal payments of $8 million were made on the New BOA Loans, bringing the outstanding balance to $32 million as of December 31, 2000. This outstanding balance was paid by the Company on January 2, 2001, the first business day occurring on or after the end of the Extension Period. See also
         Note 5 to the Financial Statements in response to Item 8.

         On January 2, 2001, the Company entered into a short-term credit agreement with BOA pursuant to which BOA agreed to make a $140 million short-term loan (the "BOA Bridge Loan"). The BOA Bridge Loan has a maturity date of June 30, 2001 but provides for two extensions to September 30, 2001 and December 31, 2001. The Company may elect interest periods based on one, two, three, or six-month LIBOR plus 2.50% or at a Base Rate which is the greater of the Prime Rate or the Federal Funds rate plus 1/2 of 1%. As discussed above, the proceeds of the BOA Bridge Loan and cash on hand were used to repay the outstanding balances of the Original BOA Loans and the new BOA Loans, and to redeem the 14% Debentures.

         Sale of Equity Interest

         On December 21, 2000, the owners of approximately 95 percent of the equity interests in Holdings and LLC (the "RCPI Interests") entered into an agreement to sell the RCPI Interests to a joint venture of Tishman Speyer Properties, L.P. and the Crown family of Chicago, affiliates of Rockprop, L.L.C. The sale is subject to certain conditions, including repayment by the Company of the BOA Bridge Loan. The closing of the sale, subject to such conditions, is expected to occur on April 30, 2001 and may be extended by the purchasers until May 31, 2001. The purchasers have indicated to the Company that they currently expect to redeem in full the Company's FRN's shortly after the closing of the sale of the RCPI Interests. However, the purchasers have no obligation to do so and may choose not to do so. There can

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


         be no assurance that the sale of the RCPI Interests will be consummated or that, if the sale of the RCPI Interests is consummated, the FRN's will be redeemed.

         Cash Flow

         Cash flows from operating activities increased in 1998, 1999 and 2000, primarily due to an increase in rental revenues caused by higher occupancy and increased rents, while operating expenses increased at a slower rate.

         During 1998, the Company spent approximately $70 million for capital projects including new building improvements, tenant improvements and leasing commissions. These capital projects were funded through cash flows from operating activities and net additional draws of $25 million on the BOA facility.

         During 1999, the Company received cash flows of approximately $86 million from operations of the Property. The Company used part of this cash flow from operations and draws on the New BOA Credit Agreement totaling $40 million to fund tenant improvements, building improvements and other leasing costs of approximately $84 million. The Company also made quarterly amortization payments on the Original BOA Loans totaling $25 million using its cash flow from operations and funding from the New BOA Loans.

         During 2000, the Company spent approximately $59 million for capital projects including the retail redevelopment, other building improvements, tenant improvements and leasing commissions. In addition, the Company made amortization payments on the Original and New BOA Loans in the amount of $28 million. Both the capital costs and debt amortization payments were funded entirely through cash flow from operations.

         The Company believes that its current cash balance, future cash flows from operations and proceeds from the BOA Bridge Loan will be sufficient to fund its capital and debt service requirements for the forseeable future.

         Inflation

         Inflation and changing prices during the current period did not significantly affect the markets in which the Company conducts its business. In view of the moderate rate of inflation, its impact on the Company's business has not been significant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

        RESULTS OF OPERATIONS - RCPI TRUST

                                                                                          ($ in thousands)
                                                                                       Year ended December 31,

                                                                               2000            1999            1998
                                                                            ---------        ---------       ---------
        Total Revenues:
             Base rent and other tenant charges                             $ 245,778        $ 214,201       $ 170,020
             Straight-line adjustment                                           8,200           49,000          35,900
             Interest income                                                    2,578            1,700           2,144
                                                                            ---------        ---------       ---------
                                                                              256,556          264,901         208,064
        Operating Expenses:
             Real estate taxes                                                 35,606           34,957          34,265
             Utilities                                                         18,068           14,201          13,845
             Maintenance, repairs and other operating expenses                 53,419           53,353          49,759
             Insurance and professional fees                                    6,152            2,802           2,107
             Management and accounting fees                                     4,632            4,226           3,599
             General and administrative                                         6,232            3,896           5,752
             Depreciation and amortization                                     33,128           29,475          23,070
             Interest expense                                                  83,902           76,724          68,039
                                                                            ---------        ---------       ---------
                                                                              241,139          219,634         200,436
                                                                            ---------        ---------       ---------
        Net income before extraordinary item                                   15,417           45,267           7,628
             Gain on extinguishment of debt                                   5,705                -               -
                                                                            ---------        ---------       ---------
        Net income                                                          $  21,122        $  45,267       $   7,628
                                                                            =========        =========       =========


The decrease in the straight-line adjustment decreased by approximately $40.8 million for the year ended December 31, 2000 as compared to the year ended December 31, 1999 due primarily to the Company making adjustments to its accrued rent receivable during 2000 to bring the receivable to its realizable value.

Rent and other tenant charges increased by approximately $31.6 million and $44.2 million for the years ended December 31, 2000 and 1999 respectively, as compared to the years ended December 31, 1999 and 1998 primarily due to new retail and office leases signed in the previous years as well as leases signed at the end of 1998 and 1999 which had lease and rent commencements in 1999 and 2000. Additionally, the Company received higher escalation income during 2000 and 1999 as compared to 1998 due to an increase in escalatable operating expenses.

Interest income increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to a higher average cash balance during 2000 as compared to 1999. Interest income decreased for the year ended December 31, 1999, as compared to the year ended December 31, 1998 due to a lower average cash balance during 1999 as compared 1998.

Utilities expense for the year ended December 31, 2000 increased by approximately $3.9 million as compared to the year ended December 31, 1999 primarily due to an increase in electric costs caused by the deregulation of the utility industry during 2000. The cost per kilowatt increased by over 50% in 2000 as compared to 1999. Additionally, the consumption of steam was higher in the winter of 2000 due to colder than average weather as compared to the winter of 1999.

\ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS (CONT'D)

The increase in insurance and professional fees of approximately $3.4 million during the year ended December 31, 2000 as compared to the year ended December 31, 1999 is due to higher legal fees associated with the pending sale of 95% of the equity interest in the entities which own the Company. In addition, property and liability insurance premiums increased by over $1 million during 2000 as compared to 1999.

General and administrative costs increased by approximately $2.3 million for the year ended December 31, 2000 as compared to the year ended December 31, 1999, primarily due to a one time retail consulting fee of $2.5 million.

The decrease in general and administrative expenses of approximately $1.9 million from 1998 to 1999 is primarily due to non-recurring charges for abandoned projects and a legal settlement which the Company recorded in 1998. The overall decrease was partially offset by increased general and administrative expenses related to the implementation of a new retail redevelopment plan in 1999.

Interest expense increased by approximately $7.2 million for the year ended December 31, 2000, as compared to the year ended December 31, 1999, primarily due to rising LIBOR rates during 2000. In addition, the interest rate on the Original BOA Loans increased from LIBOR plus 1.75% to LIBOR plus 2.125% during the Extension Period. Increases in interest expense are also attributable to a higher total outstanding debt at December 31, 2000 of approximately $738.6 million, as compared to approximately $711.1 million at December 31, 1999. This increase is due primarily to accretion of the Zero Coupons.

Interest expense increased by approximately $8.7 million for the year ended December 31, 1999, as compared to the year ended December 31, 1998, primarily due to the increase in the outstanding debt balance. Total outstanding debt as of December 31, 1999 was approximately $711.1 million, as compared to approximately $638.9 million as of December 31, 1998. The increase is due primarily to accretion of the Zero Coupons and additional draws under the BOA credit facilities which increased $15 million, net of repayments, during 1999.

The increase in depreciation and amortization expense of approximately $6.4 million for the year ended December 31, 1999, as compared to the year ended December 31, 1998, was primarily due to additional capital projects at the Property being placed into service since December 31, 1998 and due to additional tenant improvements and leasing commissions expended as a result of increased leasing activity. Additionally, the increase in amortization expense was due to the adoption of the provisions of SOP 98-5 "Reporting on the Costs of Start-Up Activities" effective January 1, 1999. This required the write-off of the Company's remaining organizational costs of approximately $1.34 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has no material exposure to market risk sensitive instruments other than the BOA Loans. The market risk associated with this floating rate loan is minimized by an interest rate protection agreement which caps out the floating rate on the Original BOA Loans at 7.69% during the first two years of the initial term and 8.69% thereafter, including the extension period, and on the New BOA Loans at 7.85% through the extension period. The Company enters into derivative instruments only to hedge its exposure to changes in interest rates on some of its outstanding indebtedness, not for speculative or trading purposes, and does not enter into leveraged derivatives. See Note 5 to the Financial Statements provided in response to Item 8 for information about the Company's interest rate protection agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


I. Financial Statements and Report of Independent Public Accountants


                                                                        PAGE NO.
                                                                        --------
   1. Report of Independent Public Accountants
      a.   Arthur Andersen LLP.............................................. 21

   2. RCPI Trust
      a.   Balance Sheets as of December 31, 2000 and 1999.................. 22
      b.   Statements of Operations for the years ended
           December 31, 2000, 1999 and 1998................................. 23
      c.   Statements of Changes in Owners' Equity for
           the years ended December 31, 2000, 1999 and 1998................. 24
      d.   Statements of Cash Flows for the years ended
           December 31, 2000, 1999 and 1998................................. 25

   3. Notes to Financial Statements......................................... 26


II.Financial Statement Schedule

     Schedule III - Real Estate and Accumulated Depreciation at
     December 31, 2000 ..................................................... 37


     All other schedules in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Trustees of RCPI Trust:

We have audited the accompanying balance sheets of RCPI Trust (a Delaware business trust) as of December 31, 2000 and 1999 and the related statements of operations, changes in owners' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements, and the schedule referred to below, are the responsibility of RCPI Trust's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RCPI Trust as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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



ARTHUR ANDERSEN LLP



New York, New York
February 8, 2001

                                   RCPI TRUST
                           (a Delaware business trust)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                                ($ in thousands)


ASSETS                                                                                2000              1999
                                                                                      ----              ----
Real estate:
      Land                                                                        $  158,149        $  158,149
      Buildings and improvements                                                     690,549           651,154
      Building and improvements - construction in progress                            10,386            25,212
      Tenant improvements                                                             94,878            69,388
      Tenant improvements - construction in progress                                   1,812            11,802
      Furniture, fixtures and equipment                                                9,720             8,187
                                                                                  ----------        ----------
                                                                                     965,494           923,892
         Less:  Accumulated depreciation and amortization                            (92,800)          (67,512)
                                                                                  ----------        ----------
                                                                                     872,694           856,380

Cash and cash equivalents                                                             58,513            45,967
Restricted cash                                                                       11,465            10,803
Accounts receivable                                                                   12,187             7,454
Prepaid expenses                                                                         686             1,392
Deferred costs, net of accumulated
  amortization of $9,755 and $10,726, respectively                                    57,800            50,524
Accrued rent                                                                         123,025           114,851
                                                                                  ----------        ----------
      Total Assets                                                                $1,136,370        $1,087,371
                                                                                  ==========        ==========

LIABILITIES AND OWNERS' EQUITY

Liabilities:
Zero coupon convertible debentures, net of unamortized
   discount of $0 and $66,484, respectively                                       $  577,151        $  519,701
14% debentures, includes premium of $19,488 and $21,393,
   respectively                                                                       94,488            96,393
Bank of America Loans                                                                 67,000            95,000
Accrued interest payable                                                               4,545             4,708
Accounts payable and accrued expenses                                                 22,669            21,312
Tenant security deposits payable                                                       9,372            10,234
                                                                                  ----------        ----------
      Total Liabilities                                                              775,225           747,348

Commitments and contingencies (Notes 3 and 9)

Owners' Equity                                                                       361,145           340,023
                                                                                  ----------        ----------
      Total Liabilities and Owners' Equity                                        $1,136,370        $1,087,371
                                                                                  ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                                   RCPI TRUST
                           (a Delaware business trust)
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                ($ in thousands)


                                                                 2000           1999           1998
                                                                 ----           ----           ----
REVENUES:
      Base rental                                              $238,265       $252,037       $193,311
      Operating escalations and percentage rents                 11,124          7,251          7,035
      Interest and other income                                   7,167          5,613          7,718
                                                               --------       --------       --------
           Total Revenues                                       256,556        264,901        208,064
                                                               --------       --------       --------
EXPENSES:
      Interest                                                   83,902         76,724         68,039
      Real estate taxes                                          35,606         34,957         34,265
      Payroll and benefits                                       23,074         22,464         21,077
      Repairs, maintenance and supplies                          14,825         15,871         15,394
      Utilities                                                  18,068         14,201         13,845
      Cleaning                                                   15,520         14,738         13,288
      Professional fees                                           3,910          1,671          1,219
      Insurance                                                   2,242          1,131            888
      Management and accounting fees                              4,632          4,226          3,599
      General and administration                                  6,232          3,896          5,752
      Tenant buyout costs                                             -            280              -
      Depreciation and amortization                              33,128         29,475         23,070
                                                               --------       --------       --------
           Total Expenses                                       241,139        219,634        200,436
                                                               --------       --------       --------
           Net Income Before Extraordinary Item                  15,417         45,267          7,628

Gain on Extinguishment of Debt                                    5,705              -              -
                                                               --------       --------       --------
           Net Income                                          $ 21,122       $ 45,267       $  7,628
                                                               ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                                   RCPI TRUST
                           (a Delaware business trust)
                     STATEMENTS OF CHANGES IN OWNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                ($ in thousands)


                                         Balance                    Balance                    Balance                    Balance
                           Ownership   December 31,     1998      December 31,     1999      December 31,     2000      December 31,
                           Interest        1997       Activity       1998        Activity       1999        Activity        2000
Rockefeller Center
Properties, Inc.:
  Capital contributions       50%      $172,054        $    -      $172,054       $     -     $172,054       $     -      $172,054
  Distributions                         (22,064)            -       (22,064)            -      (22,064)            -       (22,064)
  Net income (loss)                      (6,431)        3,814        (2,617)       22,633       20,016        10,561        30,577
                                       --------        ------      --------       -------     --------       -------      --------
  Total                                 143,559         3,814       147,373        22,633      170,006        10,561       180,567
                                       --------        ------      --------       -------     --------       -------      --------
RCPI Investors L.L.C.:
  Capital contributions       50%       172,064             -       172,064             -      172,064             -       172,064
  Distributions                         (22,064)            -       (22,064)            -      (22,064)            -       (22,064)
  Net income (loss)                      (6,431)        3,814        (2,617)       22,634       20,017        10,561        30,578
                                       --------        ------      --------       -------     --------       -------      --------
  Total                                 143,569         3,814       147,383        22,634      170,017        10,561       180,578
                                       --------        ------      --------       -------     --------       -------      --------
Total Owners' Equity                   $287,128        $7,628      $294,756       $45,267     $340,023       $21,122      $361,145
                                       ========        ======      ========       =======     ========       =======      ========



   The accompanying notes are an integral part of these financial statements.

                                   RCPI TRUST
                           (a Delaware business trust)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                ($ in thousands)


                                                                                    2000           1999           1998
                                                                                    ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                 $ 21,122       $ 45,267       $  7,628
      Adjustments to reconcile net income to net cash
         provided by operating activities:
           Amortization of original issue discount and premium                     64,579         57,215         50,680
           Gain on extinguishment of debt                                          (5,705)             -              -
           Depreciation and amortization                                           34,655         31,866         24,361
           Increase in restricted cash                                               (662)          (683)          (751)
           (Increase) decrease in accounts receivable                              (4,733)          (774)         5,266
           Decrease (increase) in prepaid expenses                                    706           (419)          (478)
           Increase in accrued rent                                                (8,174)       (49,000)       (35,882)
           Increase in accounts payable, accrued expenses
              and tenant security deposits payable                                  1,784          2,182            659
           Decrease in accrued interest payable                                      (163)           (30)        (2,414)
                                                                                 --------       --------       --------
                Net cash provided by operating activities                         103,409         85,624         49,069
                                                                                 --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to buildings and improvements                                     (23,770)       (41,712)       (23,879)
      Additions to tenant improvements                                            (18,343)       (26,590)       (22,605)
      Additions to furniture, fixtures and equipment                               (1,533)        (1,571)        (1,445)
      Additions to deferred costs                                                 (15,276)       (14,271)       (22,387)
                                                                                 --------       --------       --------
                Net cash used in investing activities                             (58,922)       (84,144)       (70,316)
                                                                                 --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of Bank of America Loans                                          (28,000)       (25,000)        (5,000)
      Proceeds from Bank of America Loans                                               -         40,000         30,000
      Repayment of Zero Coupon Debentures                                          (3,329)             -              -
      Payment of deferred financing costs                                            (612)        (1,783)             -
                                                                                 --------       --------       --------
                Net cash (used in) provided by financing activities               (31,941)        13,217         25,000
                                                                                 --------       --------       --------
Increase in cash and cash equivalents                                              12,546         14,697          3,753
Cash and cash equivalents, beginning of year                                       45,967         31,270         27,517
                                                                                 --------       --------       --------
Cash and cash equivalents, end of year                                           $ 58,513       $ 45,967       $ 31,270
                                                                                 ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                                   RCPI TRUST
                           (a Delaware business trust)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


1. ORGANIZATION AND PURPOSE

         RCPI Trust (the "Company") was established in the State of Delaware on March 26, 1996 as a Delaware business trust. The Company was organized pursuant to the Trust Agreement dated July 10, 1996 (the "Effective Date") between Rockefeller Center Properties, Inc. ("RCPI") and RCPI Investors L.L.C. ("LLC"), each owning a 50% undivided beneficial interest. RCPI and LLC are controlled by a group of investors (the "Investor Group"), the members of which are Exor Group S.A. (and/or various affiliated companies), Prometheus Investors, L.L.C., Rockprop, L.L.C., Coreopsis Corporation, Troutlet Investments Corporation, Gribble Investments (Tortola) BVI, Inc., Weevil Investments (Tortola) BVI, Inc. and WHRC II Real Estate Limited Partnership.

         The primary purpose of the Company is to own, manage and operate the landmarked buildings and public space known as Rockefeller Center (the "Property").


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         The Company reviews the carrying value of the Property for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, given that the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount should be written down to fair value. As of December 31, 2000, there was no impairment in the value of the Property.

         Restricted Cash

         The Company maintains tenant security deposits in a restricted cash account. At December 31, 2000 and 1999, the carrying amount in the restricted cash account for tenant security deposits was approximately $9.5 million and $10.1 million, respectively. The Company also maintains escrow deposits of approximately $2.0 million at December 31, 2000 related to certain tenant and insurance obligations.

         Deferred Costs

         Deferred costs include costs incurred in the successful negotiation of leases, including brokerage and legal, and are being amortized on a straight-line basis over the terms of the respective leases. Deferred costs also include financing costs, which includes fees and costs incurred to obtain long-term financing, and are being amortized on a straight-line basis over the terms of the respective loans. Amortization of deferred financing costs is included in interest expense in the accompanying statements of operations.

         The Company adopted the provisions of SOP 98-5 "Reporting on the Costs of Start-up Activities" effective January 1, 1999. The effect of adopting this statement was a charge of $1.34 million related to the write-off of the January 1, 1999 unamortized balance of organizational costs and has been included as a component of depreciation and amortization in the accompanying 1999 statement of operations. Prior to adopting SOP 98-5, costs incurred in connection with the formation of the Company were deferred and amortized over a period of five years.

         Revenue Recognition

         Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Differences between base rental revenue and contractual amounts are recorded in the accompanying balance sheets as accrued rent. The impact of the straight-line adjustment increased base rental revenues by approximately $8.2 million, $49.0 million and $35.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. Escalations and percentage rents, which are provided for in the leases, are recognized as income when earned and their amounts can be reasonably estimated.

         Statements of Cash Flows

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Interest paid by the Company on its debt obligations was approximately $17.7 million, $17.1 million and $18.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

         Reclassifications

         Certain prior year amounts have been reclassified to conform with current period presentation.

         New Accounting Pronouncement

         During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights and obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement as amended is required to be adopted by January 1, 2001. Management does not believe the impact that adoption of this pronouncement will have a material effect on the Company's results of operations or financial position.


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

         At December 31, 2000 and 1999, approximately 5.9 million and 5.6 million square feet, respectively, representing approximately 95% and 94% of total rentable square feet were leased to tenants under operating leases. Of the total rentable square feet, as of December 31, 2000, approximately 32% or 1.8 million square feet is under lease to eight tenants in the financial services, legal or publishing industry. These leases are scheduled to expire in years 2001 through 2014.

         Future Minimum Rentals

         Future minimum rentals to be received under non-cancelable tenant leases at December 31, 2000 are as follows ($ in thousands):

                                2001                         $  241,800
                                2002                            240,599
                                2003                            237,537
                                2004                            230,080
                                2005                            213,260
                                Thereafter                    1,493,316


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

         For financial reporting purposes, the Company's portion of Shared Costs is allocated to the respective expense accounts in the accompanying statements of operations based on the REA and UOA. The following represents the summary of Shared Costs for the years ended December 31, 2000, 1999 and 1998:



                    The Rockefeller Center Tower Condominium
                             Summary of Shared Costs
                                ($ in thousands)
                                   (Unaudited)


                                                         2000          1999        1998
                                                         ----          ----        ----
            Payroll and benefits                       $ 7,858       $ 8,314      $ 8,066
            Repairs, maintenance and supplies            6,219         5,966        5,485
            Utilities                                    8,560         6,605        5,929
            Cleaning                                     4,571         4,477        3,974
            General and administration                   3,834         2,499        3,551
            Management and accounting fees               2,040         1,858        1,729
                                                       -------       -------      -------
            Shared Costs, as defined                   $33,082       $29,719      $28,734
                                                       =======       =======      =======

            Shared Costs, NBC                          $13,916       $11,682      $11,112
            Shared Costs, the Company                   19,166        18,037       17,622
                                                       -------       -------      -------
                                                       $33,082       $29,719      $28,734
                                                       =======       =======      =======


4. FAIR VALUES OF FINANCIAL INSTRUMENTS

         In assessing the fair value of financial instruments at December 31, 2000 and 1999, the Company has used a variety of methods and assumptions which are based on estimates of market conditions and risks existing at that time. In cases where quoted market prices are not available, fair values are based on estimates using present value and other techniques. Such techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Derived fair value estimates cannot be substantiated by comparison to independent markets and may not reflect the values that could be realized in any immediate settlement of the instrument or otherwise. The aggregate fair value amounts may not necessarily represent the underlying value of the Company.

         The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accrued interest payable, accounts payable and tenant security deposits payable approximate their fair value.

         The fair values of debt instruments are estimated using discounted cash flow analysis, based on incremental borrowing rates currently available to the Company for debt with similar terms and maturity. As of December 31, 2000 and 1999, the carrying values of the Old BOA Loans and the New BOA Loans approximate their estimated fair values. As of December 31, 2000, the Zero Coupons and the 14% Debentures fair value is estimated at the Exchanged Amount and the Redemption Price (see Note 5), respectively. As of December 31, 1999, the fair value of the Zero Coupons was approximately $531.8 million and the fair value of the 14% Debentures approximated its carrying value.

5. DEBT

         Zero Coupon Convertible Debentures

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

         After the exchange of Zero Coupons for Floating Rate Notes, the Floating Rate Notes will mature on December 31, 2007. The Company will have the right to prepay the Floating Rate Notes at any time, at par. The Floating Rate Notes will bear interest at the three-month London Interbank Offering Rate ("LIBOR") plus 1%.

         On July 10, 1996, the carrying value of the Zero Coupons was adjusted by the Company to reflect their then fair market value using an imputed interest rate of 12.10%. The face amount of the Zero Coupons was $586.2 million.

         Prior to the maturity date, holders of the Zero Coupons made their conversion election. Zero Coupons with a total face value of $9 million were converted to cash with a total conversion amount of $3.3 million. This conversion resulted in a $5.7 million gain for the Company during 2000, which is reflected in the caption gain on extinguishment of debt in the accompanying 2000 statement of operations. The remaining $577.2 million Zero Coupons (the "Exchanged Amount") were exchanged for Floating Rate Notes, which were issued effective January 1, 2001.

         Interest expense recorded by the Company for the Zero Coupons was approximately $66.5 million, $58.9 million and $52.3 million, respectively, for the years ended December 31, 2000, 1999 and 1998.

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

         Interest expense for the 14% Debentures includes the amortization of a premium adjustment to reflect the carrying amount of the 14% Debentures at their estimated fair value as of the Effective Date. The premium on the 14% Debentures is being amortized on the effective interest method until maturity. The Company's net interest expense and premium amortization was as follows:

         Year Ended              Net Interest Expense      Premium Amortization
         ----------              --------------------      --------------------
         December 31, 2000           $8.8 million              $1.9 million
         December 31, 1999           $8.9 million              $1.7 million
         December 31, 1998           $9.1 million              $1.6 million

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

         On November 29, 2000, the Company notified the holder of the 14% Debentures that it would redeem them at their face value of $75 million plus a prepayment penalty of $3.75 million (collectively the "Redemption Price") effective January 2, 2001 (see Note 11). The redemption of the 14% Debentures was funded entirely through the proceeds of the BOA Bridge Loan. This redemption will result in a gain on extinguishment of debt of approximately $15.7 million in 2001.

         Original Bank of America Credit Facility

         On May 16, 1997, the Company entered into a Credit Agreement (the "Original Bank of America, N.A. Credit Agreement") with Bank of America, N.A. ("BOA", formerly NationsBank, N.A.), pursuant to which BOA agreed to make term loans (the "Original BOA Loans") to the Company in an aggregate principal amount of up to $100 million. The maximum amount of the Original BOA Loans, which may be outstanding at any time, reduced quarterly commencing March 31, 1998 through the May 16, 2000 maturity date. Subject to the satisfaction of certain conditions precedent, the Company was permitted to extend the maturity date of the Original BOA Loans to December 31, 2000 (the "Extension Period"). On April 13, 2000, the Company exercised its option to extend the maturity date of the Original BOA Loans to December 31, 2000.

         Pursuant to the Original BOA Credit Agreement, the Company was required to make quarterly principal payments of $10 million during 2000 and a final principal payment of $25 million on December 31,

         2000. The Company entered into a waiver agreement with BOA whereby BOA deferred the second quarter 2000 principal payment until the end of the Extension Period.


         During 1999, the Company made a total of $25 million in amortization payments on the Original BOA Loans bringing the outstanding balance to $55 million as of December 31, 1999. During 2000, the Company made a total of $20 million in amortization payments bringing the outstanding balance to $35 million as of December 31, 2000. The outstanding balance of the Original BOA Loans was repaid in full with the proceeds of the BOA Bridge Loan (Note 11) on January 2, 2001, the first business day occurring on or after the end of the Extension Period.

         Prior to the commencement of the Extension Period, the Company could elect interest periods based on one, two, three, or six-month LIBOR rates plus 1.75% or at a Base Rate which was the greater of the Prime Rate or the Federal Funds rate plus 1/2 of 1%. During the Extension Period, such loans bore interest based on LIBOR plus 2.125%. Interest was payable monthly in arrears and, as of December 31, 2000, was accruing at a Base Rate of 9.5%.

         Interest expense recorded on the Original BOA Loans was approximately $3.8 million, $5.0 million and $5.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

         The Original BOA Credit Agreement requires, among other covenants: 1) limitations on indebtedness and hedging obligations, 2) restrictions on payments of distributions, and 3) required level of minimum and maximum capital expenditures. The Company was in compliance with all financial covenants as of December 31, 2000.

         In connection with the Original BOA Loans, the Company purchased an interest rate protection agreement, with a notional amount of $55 million, from Goldman Sachs Capital Markets L.P., an affiliate of Whitehall, capping LIBOR at 7.69% during the first two years of the initial term and at 8.69% thereafter, including the Extension Period. The cost of purchasing this agreement of $230,000 had been capitalized and reflected as a component of deferred costs on the accompanying 1999 and 1998 balance sheets.

         As a condition to making the Original BOA Loans, the holder of the 14% Debentures and the Company executed an Intercreditor and Subordination Agreement (the "IS Agreement") pursuant to which the holder of the 14% Debentures agreed (i) to subordinate payment on the 14% Debentures to the Original BOA Loans, (ii) that in certain circumstances interest would accrue, but not be paid on the 14% Debentures, and (iii) that BOA may take certain actions on behalf of the holder of the 14% Debentures upon the occurrence of certain bankruptcy related events in respect of the Company. This IS Agreement was later amended to include the New BOA Loans as defined below.

         In addition, certain members of the Investor Group and/or certain of their affiliates entered into a Limited Recourse Agreement dated as of May 16, 1997 in favor of BOA.

         New Bank of America Credit Facility

         The Company entered into a second Credit Agreement (the "New BOA Credit Agreement") as of April 12, 1999, with BOA, pursuant to which BOA agreed to make additional term loans (the "New BOA Loans") to the Company in an aggregate principal amount of up to $47 million. The Company drew down a total of $40 million between April 28, 1999 and September 27, 1999. The maximum amount of the New BOA Loans that may be outstanding at any time reduced quarterly commencing December 31, 1999 through the May 16, 2000 maturity date. Subject to the satisfaction of certain conditions precedent, the Company was permitted to extend the maturity date of the New BOA Loans to December 31, 2000 (the "Extension Period). On April 13, 2000, the Company exercised its option to extend the maturity date of the New BOA Loans to December 31, 2000.

         Pursuant to the New BOA Credit Agreement, the Company was required to make a principal payment of $8 million at the end of the first quarter of 2000, principal payments of $10 million at the end of the second and third quarters and a final $12 million payment at the end of the Extension Period. The Company entered into a waiver agreement with BOA whereby BOA deferred the second and third quarterly principal payments until the end of the Extension Period. During 2000, the Company made total principal payments of $8 million bringing the outstanding balance to $32 million as of December 31, 2000. This outstanding balance was repaid with proceeds of the BOA Bridge Loan (Note 11) and a cash payment made by the Company on January 2, 2001, the first business day occurring on or after the end of the Extension Period.

         Similar to the Original BOA Credit Agreement, the Company could elect interest periods based on one, two, three, or six-month LIBOR plus 2.50% or at a Base Rate which was the greater of the Prime Rate or the Federal Funds rate plus 1/2 of 1%. Interest was payable monthly in arrears and, as of December 31, 2000, was accruing at 9.5%.

         Interest expense recorded on the New BOA Loans was approximately $3.1 million and $1.5 million for the years ended December 31, 2000 and 1999, respectively.

         In connection with the New BOA Credit Agreement, the Company purchased an interest rate protection agreement, with a notional amount of $42 million, from Goldman Sachs Capital Markets L.P., capping LIBOR at 7.85% through the Extension Period. The cost of purchasing this agreement of $10,000 had been capitalized and reflected as a component of deferred costs on the accompanying 1999 balance sheet.

         In addition, certain members of the Investor Group and/or certain of their affiliates entered into a Limited Recourse Agreement dated as of April 12, 1999 in favor of BOA.

         Future Maturity of Debt

         The principal balance of the Company's debts outstanding as of December 31, 2000 matures as follows ($ in thousands):

                                    2001                     $142,000
                                    2002                            -
                                    2003                            -
                                    2004                            -
                                    2005                            -
                                    Thereafter                577,151
                                                             --------
                                                             $719,151
                                                             ========

6. CONTRIBUTIONS AND DISTRIBUTIONS

         Pursuant to the Stock Subscription and Stockholders Agreement dated July 9, 1996 that organized RCPI, the Limited Liability Company Agreement dated July 9, 1996 that organized LLC (hereinafter, RCPI and LLC will be collectively referred to as the "Owners"), and the Amendment Agreement dated May 1, 1997 among the Owners, the Owners are required to provide additional contributions up to the Maximum Additional Mandatory Contribution, as defined, totaling $82.5 million. The Maximum Additional Mandatory Contribution shall be used to fund unforeseen capital expenditures and similar contingencies reasonably necessary to protect and maintain the value of the Property. As of December 31, 2000, no such additional contributions have been made.

         During the year ended December 31, 1997, the Company made cash distributions to each of its Owners in an aggregate amount of approximately $44.1 million. RCPI and LLC have each received 50%. During the year ended December 31, 1997, LLC contributed an additional $10,000 to the Company, and LLC receives an 8% cumulative preferred return on the $10,000 contribution.

         The Indenture governing the Convertible Debentures limits cash distributions to the Owners to the amount of cumulative Distributable Cash, as defined. The Indenture defines Distributable Cash as cash receipts from operations less operating expenses and interest. The amount of Distributable Cash, net of dividends paid, at December 31, 2000, 1999 and 1998 was computed as follows ($ in thousands):

                                                           2000          1999          1998
                                                           ----          ----          ----
         Cash flow provided by operations (i)            $103,409      $ 85,624      $ 49,069
         Distributions                                          -             -             -
                                                         --------      --------      --------
         Increase in cumulative Distributable Cash        103,409        85,624        49,069

               Balance, beginning of year                 197,267       111,643        62,574
                                                         --------      --------      --------
               Balance, end of year                      $300,676      $197,267      $111,643
                                                         ========      ========      ========

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


8. RELATED PARTY TRANSACTIONS

         On July 10, 1996, the Company entered into a management agreement (the "Management Agreement"), with an affiliate of Rockprop, L.L.C. (the "Agent"), which was scheduled to expire on July 17, 2001. The Management Agreement will automatically renew for additional one year terms unless either party gives notice of election not to renew. No such notice of election not to renew was received. The Agent earns a management fee based on 1.5% of Gross Revenues, as defined. For the years ended December 31, 2000, 1999 and 1998, the Agent earned approximately $4.5 million, $4.0 million and $3.3 million, respectively. Of total management fees earned by the Agent, the Company incurred $3.5 million, $3.1 and 2.4 million for the years ended December 31, 2000, 1999 and 1998, respectively, and NBC incurred approximately $1.0 million, $943,000 and $916,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         In addition, the Company pays the Agent an accounting fee pursuant to the Management Agreement. The payment is equal to $1,134,000 for the first year to be increased each year by 4% of the sum of $254,000 plus the aggregate amount of the prior year increases. In each of the years ended December 31, 2000, 1999 and 1998, the total accounting fee was approximately $1.2 million.

         The Agent also earns commissions for leasing services provided to the Company. For the years ended December 31, 2000, 1999 and 1998, total leasing commissions paid to the Agent were approximately $2.9 million, $4.2 million and $7.7 million, respectively. As of December 31, 2000, 1999 and 1998, the Company owed approximately $1.1 million, $1.4 million and $1.4 million, respectively, to the Agent for leasing commissions, which is included in accounts payable and accrued expenses in the accompanying balance sheets.

         The Agent also earns fees for cleaning and development services. For the years ended December 31, 2000, 1999 and 1998, the Agent earned approximately $317,500, $196,000 and $132,000, respectively, in cleaning fees. For the years ended December 31, 2000, 1999 and 1998, the Company incurred development fees of approximately $526,000, $570,000 and $970,000, respectively, which is included in buildings and improvements or in buildings and improvements - construction in progress, in the accompanying balance sheets.

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

         An affiliate of the Company provides cleaning and painting services for which the Company incurred expenses of approximately $4.6 million, $5.3 million and $3.6 million during 2000, 1999 and 1998, respectively.

         The Company paid an investment banking fee to Goldman, Sachs & Co., an affiliate of Whitehall, of $1 million and $470,000, related to the closing of the Original BOA Loans and the New BOA Loans, respectively (see Note 5). These fees were capitalized as a component of deferred costs in the accompanying 1999 balance sheet.


9. COMMITMENTS AND CONTINGENCIES

         Legal Matters

         During 2000 and 1999, the Company resolved certain legal claims with no material adverse impact on the 2000 and 1999 results of operations. The Company is also a defendant in other litigation and in some instances the amounts sought include substantial claims. Although the outcome of claims, litigation and disputes cannot be predicted with certainty, in the opinion of management based on facts known at this time, the resolution of such matters are not anticipated to have a material adverse effect on the financial position or results of operations of the Company. As these matters continue to proceed through the process to ultimate resolution, it is reasonably possible that the Company's estimation of the effect of such matters could change within the next year.

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


10. SALE OF EQUITY INTEREST

         On December 21, 2000, the owners of approximately 95 percent of the equity interests in RCPI and LLC (the "RCPI Interests") entered into an agreement to sell the RCPI Interests to a joint venture of Tishman Speyer Properties, L.P. and the Crown family of Chicago, affiliates of Rockprop, L.L.C. The sale is subject to certain conditions, including repayment by the Company of the BOA Bridge Loan (see Note 11). The closing of the sale, subject to such conditions, is expected to occur on April 30, 2001 and may be extended by the purchasers until May 31, 2001. The purchasers have indicated to the Company that they currently expect to redeem in full the Company's Floating Rate Notes due 2007 (the "Floating Rate Notes") shortly after the closing of the sale of the RCPI Interests. However, the purchasers have no obligation to do so and may choose not to do so. There can be no assurance that the sale of the RCPI Interests will be consummated or that, if the sale of the RCPI Interests is consummated, the Floating Rate Notes will be redeemed.


11. SUBSEQUENT EVENTS

         The Company entered into a short-term credit agreement as of January 2, 2001 with BOA pursuant to which BOA agreed to make a $140 million short-term loan (the "BOA Bridge Loan"). The BOA Bridge Loan has a maturity date of June 30, 2001, but provides for two extensions to September 30, 2001 and December 31, 2001. The Company may elect interest periods based on one, two, three, or six-month LIBOR plus 2.50% or at a Base Rate which is the greater of the Prime Rate or the Federal Funds rate plus 1/2 of 1%. Interest is payable monthly in arrears. As discussed above, the proceeds of the BOA Bridge Loan and cash on hand were used to repay the outstanding balances of the Original BOA Loans and the New BOA Loans and to redeem the 14% Debentures.


12. INTERIM FINANCIAL INFORMATION (UNAUDITED)

 ($ in thousands)
 --------------------------------------------------------------------------------
   2000                    1Q              2Q              3Q              4Q
 --------------------------------------------------------------------------------
 Total revenues          $60,358        $63,981         $62,699         $69,518
 Net income               $1,798         $6,033          $4,520          $8,771

 --------------------------------------------------------------------------------
   1999                    1Q              2Q              3Q              4Q
 --------------------------------------------------------------------------------
 Total revenues          $58,996        $60,080         $61,164         $84,661
 Net income               $6,863         $8,793          $6,169         $23,442

 --------------------------------------------------------------------------------
   1998                    1Q              2Q              3Q              4Q
 --------------------------------------------------------------------------------
 Total revenues          $50,841        $50,589         $52,163         $54,471
 Net income (loss)        $4,475         $1,522          $1,733           ($102)

                                  SCHEDULE III

                                   RCPI TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                                ($ in thousands)


        COLUMN A           COLUMN B                COLUMN C                       COLUMN D                      COLUMN E

                                                                                Cost Capitalized           Gross Amount at Which
                                                 Initial Cost            Subsequent to Acquisition       Carried at Close of Year
                                                 ------------            -------------------------       ------------------------
                                                        Buildings and                Buildings and                  Buildings and
        Description      Encumbrances        Land       Improvements        Land     Improvements         Land       Improvements
        -----------      ------------        ----       ------------        ----     ------------         ----       ------------
GE Building                                $ 46,715       $165,626           $ -       $ 77,988         $ 46,715      $243,614
International
  Building                                   29,984        106,308             -         41,773           29,984       148,081
One Rockefeller
  Plaza                                      12,890         45,701             -         14,723           12,890        60,424
600 Fifth Avenue                                  -         33,442             -          9,475                -        42,917
Ten Rockefeller
  Plaza                                      14,835         52,598             -         16,545           14,835        69,143
Simon & Schuster                             10,535         37,351             -          8,028           10,535        45,379
Associated Press                             10,625         37,669             -         12,861           10,625        50,530
1270 Avenue of
  the Americas                               16,636         58,981             -         14,972           16,636        73,953
La Maison Francaise                           6,449         22,864             -          4,341            6,449        27,205
British Empire
  Building                                    6,909         24,496             -          2,767            6,909        27,263
Other Property                                2,571          9,116             -              -            2,571         9,116
                                           --------       --------           ---       --------         --------      --------
                                           $158,149       $594,152           $ -       $203,472         $158,149      $797,625
                                           ========       ========           ===       ========         ========      ========


        COLUMN A                                 COLUMN F         COLUMN G      COLUMN H       COLUMN I(1)        COLUMN I (2)

                                                                                              Life on which
                                                                                              Depreciation         Life on which
                                                                                              is Calculated         Depreciation
                                                                                             (Buildings and        is Calculated
                                                Accumulated       Date of          Date          Building              (Tenant
       Description                  Total       Depreciation    Construction     Acquired     Improvements)        Improvements)
       -----------                  -----       ------------    ------------     --------     -------------        -------------
GE Building                        $290,329       $22,029           1933            1996          40 years          Life of lease
International
  Building                          178,065        17,313           1935            1996          40 years          Life of lease
One Rockefeller
  Plaza                              73,314         8,184           1937            1996          40 years          Life of lease
600 Fifth Avenue                     42,917         4,383           1952            1996          40 years          Life of lease
Ten Rockefeller
,  Plaza                             83,978         7,251           1939            1996          40 years          Life of lease
Simon & Schuster                     55,914         5,280           1940            1996          40 years          Life of lease
Associated Press                     61,155         8,097           1938            1996          40 years          Life of lease
1270 Avenue of
  the Americas                       90,589         9,264           1932            1996          40 years          Life of lease
La Maison Francaise                  33,654         3,073           1933            1996          40 years          Life of lease
British Empire
  Building                           34,172         2,889           1933            1996          40 years          Life of lease
Other Property                       11,688         1,007          Various          1996          40 years          Life of lease
                                   --------       -------
                                   $955,774       $88,769
                                   ========       =======

                                   RCPI TRUST
              REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
                        DECEMBER 31, 2000, 1999 AND 1998
                                ($ in thousands)


The changes in real estate for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                             2000                 1999                1998
                                             ----                 ----                ----
Real estate balance at beginning
   of year                                 $757,556             $693,676            $647,881

Improvements                                 40,069               63,880              45,795
                                           --------             --------            --------
Balance at close of year                   $797,625             $757,556            $693,676
                                           ========             ========            ========


The changes in accumulated depreciation, exclusive of amounts relating to furniture, fixtures and equipment for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                            2000                  1999                 1998
                                            ----                  ----                 ----
Balance at beginning of year               $64,817              $42,578              $23,430

Depreciation for year                       23,952               22,239               19,148
                                           -------              -------              -------
Balance at end of year                     $88,769              $64,817              $42,578
                                           =======              =======              =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following information is furnished with respect to the trustees and executive officers of the Company(1).

                                                                                                  Company Position
                                                  Occupation and Business Experience              Held Continuously       Term
         Name                       Age               During the Last Five Years(2)                   Since             Expires(3)
         ----                       ---         ----------------------------------------          -----------------    -----------
         David Rockefeller           85         Chairman of the Board of Trustees;                  July, 1996          Indefinite
                                                Chairman of the Board of Rockefeller
                                                Group, Inc. since prior to 1994; retired
                                                since October, 1995.

         Ralph F. Rosenberg          36         Trustee, Vice President, Treasurer and              July, 1996          Indefinite
                                                Assistant Secretary; Partner and Managing
                                                Director of Goldman, Sachs and Co.,
                                                since 1998, Vice President of Goldman,
                                                Sachs & Co. since 1994 and an associate of
                                                Goldman, Sachs & Co.  since 1990.  Also
                                                director of Metropolis REIT and Cadillac
                                                Fairview Corp.

         Mark Tercek                 44         Trustee; Vice President of Goldman, Sachs           July, 1996          Indefinite
                                                & Co. since prior to 1994; Managing
                                                Director of Goldman, Sachs & Co.
                                                since November, 1996.

         Daniel M. Neidich           51         Trustee; Partner of Goldman, Sachs & Co.            July, 1996          Indefinite
                                                since 1990; Managing Director of Goldman,
                                                Sachs & Co. since November, 1996.

         Barry S. Volpert            41         Trustee; Vice President of Goldman, Sachs           July, 1996          Indefinite
                                                & Co. since prior to 1992; Partner of Goldman,
                                                Sachs & Co. since November, 1994; Managing
                                                Director of Goldman, Sachs & Co. since
                                                November, 1996.  Also a director of Elifin S.A.
                                                and IDB Holdings, Inc.

         Gianluigi Gabetti           76         Trustee; Vice Chairman of Istituto Finanziario      July, 1999          Indefinite
                                                Industriale from 1993 to present and Chief
                                                Executive Officer from 1972 to 1993; Vice
                                                Chairman of FIAT S.p.A. from 1993 to 1999
                                                when appointed Director Emeritus; Vice
                                                Chairman of EXOR Group since prior to
                                                1993.  Also a director of FIAT USA, Club
                                                Mediterranee S.A., Deutsche Bank S.p.A. and
                                                Riverwood International Corporation.

         Andreas C. Dracopoulos      37         Trustee; financial consultant to Transoceanic       July, 1996          Indefinite
                                                Marine, Inc. since prior to 1994.

         Richard E. Salomon          58         Trustee; President and Managing Director            July, 1996          Indefinite
                                                of Spears, Benzak, Salomon & Farrell (an
                                                investment advisor).  Also a director of
                                                Cousins Properties, Inc.

         Jerry I. Speyer             60         President and Chief Executive                       July, 1996          Indefinite
                                                Officer; President and Chief Executive
                                                Officer of Tishman Speyer Properties,
                                                L.P. since prior to 1994.

                                                                                                  Company Position
                                                  Occupation and Business Experience              Held Continuously       Term
         Name                       Age                During the Last Five Years(2)                   Since            Expires(3)
         ----                       ---          ---------------------------------------          -----------------     ----------
         David Augarten              45         Vice President, Treasurer and Assistant             July, 1996          Indefinite
                                                Secretary; Chief Financial Officer of
                                                Tishman Speyer Properties, L.P.
                                                from 1994 through 2000.

         Geoffrey P. Wharton         58         Vice President, Assistant Treasurer and             July, 1996          Indefinite
                                                Assistant Secretary;   Senior Managing
                                                Director of Tishman Speyer Properties, L.P.
                                                since prior to 1994.


         ---------------------------------------

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

              -----------------------------

         (1) Wilmington Trust Company receives an annual administration fee of $2,500 and certain other immaterial transaction based fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Security Ownership of Certain Beneficial Owners

         The following table sets forth certain information as of March 31, 2001 concerning the beneficial ownership of the outstanding Trust Ownership Interests by each person known by the Company to own more than 5% of the outstanding Trust Ownership Interests on March 31, 2001.

                                                                                       Percent of Trust
         Name and Address                            Amount and Nature of             Ownership Interest
         of Beneficial Owner                         Beneficial Ownership(1)              Outstanding
         -------------------                         -----------------------         ----------------------
         Rockefeller Center Properties, Inc.                  1(2)                           50%
         c/o Tishman Speyer Properties, L.P.
         45 Rockefeller Plaza
         New York, NY 10111

         RCPI Investors L.L.C.                                1(2)                           50%
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

         Security Ownership of Management

         Except as disclosed in the Predecessor's Proxy Statement for its 1996 Special Meeting of Stockholders, dated February 14, 1996 which is incorporated by reference as a supplemental response to the information required by this item as of March 31, 2001, no person who since July 10, 1996 served as a trustee or executive officer of RCPI Trust has beneficial ownership of any equity interest in the Company, the Predecessor, RCPI Investors L.L.C. or other affiliates of the Company. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - RCPI Trust "Sale of Equity Interest" for information about an agreement, if consummated, will result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On July 10, 1996, the Company entered into a management agreement (the "Management Agreement"), with an affiliate (the "Agent") of Rockprop, L.L.C., which expires on July 17, 2001. The Management Agreement was automatically renewed for an additional one year term. The Agent earns a management fee based on 1.5% of Gross Revenues, as defined. For the years ended December 31, 2000, 1999 and 1998, the Agent earned approximately $4.5 million, $4.0 million and $3.3 million, respectively. Of total management fees earned by the Agent, the Company incurred $3.5 million, $3.1 million and $2.4 million for the years ended December 31, 2000, 1999 and 1998, respectively and NBC incurred approximately $1.0 million, $943,000 and $916,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         In addition, the Company pays the Agent an accounting fee pursuant to the Management Agreement. The payment is equal to $1,134,000 for the first year to be increased each year by 4% of the sum of $254,000 plus the aggregate amount of the prior year increases. The total accounting fee for each of the years ended December 31, 2000, 1999 and 1998 was approximately $1.2 million.

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

         The Agent also earns commissions for leasing services provided to the Company. The Agent earns for each office lease the sum of the following, as appropriate: 5% of the Fixed Rent (as defined) for the 1st year of any lease term, 4% for the 2nd year, 3 1/2% for the 3rd through 5th years, 2 1/2% for the 6th through 10th year, 2% for the 11th through 20th year, and 1% for the 21st year and each succeeding year thereafter. This fee is reduced by 50% for renewals. In addition, if the lease is secured by an outside broker, the Agent receives 50% of such broker's commission in lieu of the fee structure set forth above. With respect to retail lease transactions, except as provided in the Letter Agreement between the Company and the Agent, the Agent will receive as full compensation for all commissions and development fees the sum of $2 million, which is paid pro rata as leases are executed. For the years ended December 31, 2000, 1999 and 1998, total leasing commissions paid to the Agent were approximately $2.9 million, $4.2 million and $7.7 million, respectively. As of December 31, 2000, 1999 and 1998, the Company owed approximately $1.1 million, $1.4 million and $1.4 million, respectively, to the Agent for leasing commissions.

         The Agent also earns fees for cleaning and development services. The Agent earns 5% of the amount of any wages and other compensation (including benefit obligations but excluding severance obligations) payable any year to employees to furnish cleaning services to the Property, and 4% of the Hard Construction Costs (as defined) of capital improvements (excluding tenant improvements) for the Agent's supervisory and coordinating services. For the years ended December 31, 2000, 1999 and 1998, the Agent earned approximately $317,500, $196,000 and $132,000, respectively, in cleaning fees. For the years ended December 31, 2000, 1999 and 1998, the Company incurred development fees of approximately $526,000, $570,000 and $970,000, respectively.

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

         An affiliate of the Company provides cleaning and painting services for which the Company incurred expenses of approximately $4.6 million, $5.3 million and $3.6 million, during the years ended December 31, 2000, 1999 and 1998, respectively.

         The Company paid an investment banking fee to Goldman, Sachs & Co., an affiliate of Whitehall, of $1 million and $470,000, related to the closing of the Original BOA Loans and the New BOA Loans, respectively. These fees were capitalized as a component of deferred costs in the Company's accompanying 1999 balance sheet.

         As of December 31, 2000, an aggregate of $94.5 million in principal and premium of the Company's 14% Debentures was held by Whitehall. Certain directors and executive officers of the Company are also directors or executive officers of Goldman, Sachs & Co., an affiliate of Whitehall. See Item 10 - "Directors and Executive Officers of the Registrant". The Predecessor's Proxy Statement for its 1996 Special Meeting of Stockholders, dated February 14, 1996 is incorporated by reference as a supplemental response to the information required by this item.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of the report

           1.  Financial Statements and Report of Independent
               Public Accountants                                       PAGE NO.
                                                                        --------

           (1)  Report of Independent Public Accountants
                 a. Arthur Andersen LLP......................................20


           (2)  RCPI Trust

                 a. Balance Sheets as of December 31, 2000 and 1999..........21
                 b. Statements of Operations for the years ended
                    December 31, 2000, 1999 and 1998.........................22
                 c. Statements of Changes in Owners' Equity for the years
                    ended December 31, 2000, 1999 and 1998...................23
                 d. Statements of Cash Flows for the years ended
                    December 31, 2000, 1999 and 1998.........................24

           (3)  Notes to Financial Statements................................26

              2.  Financial Statement Schedule

               Schedule III - Real Estate and Accumulated Depreciation
               at December 31, 2000..........................................37

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

(4.1) Amended and Restated Debenture Purchase Agreement dated as of July 17, 1996 betwee the Company and WHRC Real Estate Limited Partnership is incorporated by reference to exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K").

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

(4.4) Second Supplemental Indenture dated as of July 10, 1996 between the Company and th United States Trust Company of New York, as Trustee is incorporated by reference to exhibit 4.4 to the 1996 10-K.

(4.5) Instrument of Resignation, Appointment and Acceptance dated as of December 1, 1993 among the Predecessor, Chemical Bank, successor by merger to Manufacturers Hanover Trust Company, and United States Trust Company of New York is incorporated by reference to Exhibit 4.21 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 1993.

(10.1) Amended and Restated Loan Agreement dated as of July 17, 1996 among the Company, the lenders parties thereto and GSMC, as agent, is incorporated by reference to Exhibit 10.1 t the 1996 10-K.

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

(10.5) Amendment No. 2 to the Agreement and Plan of Merger, dated as of April 25, 1996 is incorporated herein by reference to the Predecessor's Current Report on Form 8-K, filed on Apri 25, 1996.

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

                                       Date: March 31, 2001


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

                                       Date: March 31, 2001




                                       By:   /s/RALPH F. ROSENBERG
                                             ---------------------
                                             RALPH F. ROSENBERG
                                             Trustee and Vice President

                                       Date: March 31, 2001



                                       By:   /s/MARK TERCEK
                                             --------------
                                             MARK TERCEK
                                             Trustee

                                       Date: March 31, 2001

                                       By:   /s/DANIEL M. NEIDICH
                                             --------------------
                                             DANIEL M. NEIDICH
                                             Trustee

                                       Date: March 31, 2001





                                       By:   /s/BARRY S. VOLPERT
                                             -------------------
                                             BARRY S. VOLPERT
                                             Trustee

                                       Date: March 31, 2001




                                       By:   /s/GIANLUIGI GABETTI
                                             --------------------
                                             GIANLUIGI GABETTI
                                             Trustee

                                       Date: March 31, 2001




                                       By:   /s/ANDREAS C. DRACOPOULOS
                                             -------------------------
                                             ANDREAS C. DRACOPOULOS
                                             Trustee

                                       Date: March 31, 2001

                                       By:   /s/RICHARD E. SALOMON
                                             ---------------------
                                             RICHARD E. SALOMON
                                             Trustee

                                       Date: March 31, 2001




                                       By:   /s/JERRY I. SPEYER
                                             ------------------
                                             JERRY I. SPEYER
                                             President
                                             (Principal Executive Officer)

                                       Date: March 31, 2001




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

                                       Date: March 31, 2001

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No proxy material has been sent to more than ten (10) of the Company's security holders and no annual report has been sent to the Company's security holders.